Form 10-Q
period 1995-03-31
TEXAS PACIFIC LAND TRUST
filed 1995-05-08
CIK 97517

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1995
                               ------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number               1-737
                       ---------------------------------------------------------

                            TEXAS PACIFIC LAND TRUST
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NOT APPLICABLE                                75-0279735
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
           or organization)                          Identification No.)


             80 Broad Street, Suite 2700, New York, New York 10004
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212/269-2266
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

                                     Part I
                             FINANCIAL INFORMATION

                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                       MARCH 31, 1995 & DECEMBER 31, 1994

                                  (Unaudited)

                                                              March 31,     December 31,
ASSETS                                                          1995            1994
- - ------                                                       -----------    -----------
Cash                                                         $    93,118    $   232,843
Temporary cash investments                                     1,500,000      2,000,000
Accounts receivable                                              231,701        227,067
Accrued interest receivable                                      226,823        225,470
Prepaid expenses                                                  33,855         48,365
Notes receivable                                               5,297,632      5,347,947
Real estate acquired through foreclosure:
    28,140.75 acres.                                           6,844,336      6,844,336
Water wells, leasehold improvements, furniture and
    equipment - at cost less accumulated depreciation             43,236         45,966

Property, no value assigned (Note 2):
    Land (surface rights) situated in twenty-one counties in
         Texas -- 1,096,906.34 acres in 1995 and 1,106,607.34
         acres in 1994.                                               --             --

    Town lots in Iatan, Loraine and Morita --
         628 lots in 1995 and 1994.                                   --             --

    1/16 nonparticipating perpetual royalty interest
         in 386,987.70 acres in 1995 and 1994.                        --             --

    1/128 nonparticipating perpetual royalty interest
         in 85,413.60 acres in 1995 and 1994.                         --             --
                                                             -----------    -----------
                                                             $14,270,701    $14,971,994
                                                             ===========    ===========

         LIABILITIES AND CAPITAL
         -----------------------

Federal taxes on income                                      $   362,861    $   218,708
Other taxes                                                       96,369         13,084
Other liabilities                                                 24,664        104,575

Escrow deposits on land sales                                     11,000             --

Deferred taxes                                                 3,739,513      3,766,446
                                                             -----------    -----------
         Total liabilities                                     4,234,407      4,102,813

Capital (Note 3)
    Certificates of Proprietary Interest, par value $100
         each; outstanding one certificate in 1995 and 1994           --             --

    Sub-share Certificates in Certificates of Proprietary
         Interest, par value $.16 2/3 each; outstanding
         3,049,505 sub-shares in 1995 and 3,075,305 sub-
         shares in 1994                                               --             --

Net proceeds from all sources                                 10,036,294     10,869,181
                                                             -----------    -----------
         Total capital                                        10,036,294     10,869,181
                                                             -----------    -----------
                                                             $14,270,701    $14,971,994
                                                             ===========    ===========

                See accompanying notes to financial statements.





                                      (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME

                                  (Unaudited)


                                                  Three Months Ended
                                                       March 31
                                              --------------------------
                                                 1995           1994
                                              -----------    -----------
Income:
    Rentals, royalties and sundry income      $   795,162    $   757,171
    Land sales                                    723,860      1,341,398
    Interest                                      156,766        126,446
                                              -----------    -----------
                                                1,675,788      2,225,015
                                              -----------    -----------

Expenses:
    Taxes, other than Federal taxes
         on income                                135,070        134,211
    General and administrative expenses           331,990        379,142
                                              -----------    -----------
                                                  467,060        513,353
                                              -----------    -----------

         Income before provision for
             Federal taxes on income            1,208,728      1,711,662

Provision for Federal taxes on
    income (Note 4)                               357,220        559,690
                                              -----------    -----------
            Net income                        $   851,508    $ 1,151,972
                                              ===========    ===========

Average number of sub-share certificates
    and equivalent sub-share certificates
    outstanding                                 3,067,822      3,176,272
                                              ===========    ===========

Earnings per sub-share certificate              28 cents       36 cents
                                              ===========    ===========

Cash dividend per sub-share certificate         40 cents       40 cents
                                              ===========    ===========


                See accompanying notes to financial statements.





                                      (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                 Three Months Ended
                                                      March 31
                                              --------------------------
                                                 1995           1994
                                              -----------    -----------
Cash flows from operating activities:

  Net income                                  $   851,508    $ 1,151,972

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                               2,730          2,730

         Deferred taxes                           (26,933)       294,263

         (Increase) decrease in assets:
            Notes and accounts receivable          45,681       (855,576)
            Accrued interest receivable            (1,353)       (74,178)
            Prepaid expenses                       14,510         13,197
         Increase (decrease) in liabilities:
            Federal taxes on income               144,153        214,254
            Other taxes                            83,285         98,830
            Other liabilities                     (79,911)      (101,487)
            Escrow deposits on land sales          11,000        (10,500)
                                              -----------    -----------

              Total adjustments                   193,162       (418,467)
                                              -----------    -----------

                 Net cash provided by
                    operating activities        1,044,670        733,505
                                              -----------    -----------

Cash flows from investing activities:

    Water wells, leasehold improvements,
         furniture and equipment - at cost             --        (11,976)
                                              -----------    -----------

Cash flows from financing activities:

    Sub-shares purchased for retirement          (452,393)      (415,533)

    Dividends paid                             (1,232,002)    (1,267,282)
                                              -----------    -----------

                 Net cash used by
                    financing activities       (1,684,395)    (1,682,815)
                                              -----------    -----------

Net decrease in cash and cash equivalents        (639,725)      (961,286)

Cash and cash equivalents at beginning
of period                                       2,232,843      1,997,007
                                              -----------    -----------

Cash and cash equivalents at end of
period                                        $ 1,593,118    $ 1,035,721
                                              ===========    ===========





                                      (3)

                         NOTES TO FINANCIAL STATEMENTS



(1) In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Trust as of March 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1995 and March 31, 1994, respectively.

(2) No value is assigned to the land; consequently, no allowance for depletion is computed, and no charge to income is made therefor, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3) The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4) The Trust's effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5) The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

    Supplemental cash flow information for the three months ended March 31, 1995 and 1994 is summarized as follows:

                                                 1995           1994
                                              -----------    -----------
    Federal income taxes paid                 $   240,000    $    51,173
                                              ===========    ===========

    There were no non-cash investing and financing activities during the three months ended March 31, 1995 and 1994.





                                      (4)

                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


Earnings per sub-share were $.28 for the first quarter of 1995 compared with $.36 in the first quarter of 1994.

Total revenues for the first quarter of 1995 were $1,675,788 compared with $2,225,015 in the first quarter of 1994, a decrease of 24.7%.

The Trust sold 9,689.30 acres of land for a total of $723,860, an average of $75 per acre, in the first quarter of 1995. In the comparable period of 1994 a total of 178.85 acres were sold for $1,341,398, an average of $7,500 per acre.

Land sales may vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of land sales in the future. The Trust is a passive seller of land; it does not actively solicit sales of land. The demand for and the sales price of any particular tract of the Trust's land is influenced by many factors including the national and local economies, the rate of residential and commercial development in nearby areas, livestock carrying capacity, and the conditions of the local agricultural industry which itself is influenced by range conditions and prices for livestock and other agricultural products. Approximately 99% of the Trust's land is classified as ranch land and intermingled with other ownerships to form ranching units. Ranch land sales are, therefore, largely dependent on the actions of the adjoining landowners.

Rentals, royalties and sundry income amounted to $795,162 in the first quarter of 1995, an increase of 5.0% compared with the first quarter of 1994.

Oil and gas royalty revenue was $565,643, up 23.5% compared with the first quarter of 1994. Oil royalty revenue was $399,135, up 25.9% compared with 1994. Crude oil production subject to the Trust's royalty interest was up 2.5% in the first quarter, and the average price per barrel was up 22.9% compared with 1994. Gas royalty revenue was $166,508 in the first quarter, up 18.0% on a volume increase of 27.3% and a price decrease of 7.0%.





                                      (5)

Interest revenue increased 24.0% in the first quarter of 1995, compared with 1994. Interest from notes receivable amounted to $122,924, an increase of 10.1%. Notes receivable were $5,297,632 as of March 31, 1995, a decrease of 6.7% for the comparable period. Sundry interest was $33,842, up 129.1% compared with 1994.

Taxes, other than Federal taxes on income, were up just fractionally in the first quarter of 1995 compared with last year.

The Trust's oil and gas royalty revenues, lease rentals and receipts of interest and principal on notes receivable has generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the predictable future.





                                      (6)

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits. Interim report furnished to shareholders upon request per sub-part Item 601 (19) Regulation S-K.

         Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K. The registrant has filed no reports on Form 8-K during the quarter for which this report is filed.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TEXAS PACIFIC LAND TRUST
                          --------------------------------------
                                     (Registrant)


    Date May 8, 1995      By: /s/ ROY THOMAS
                             -----------------------------------
                              Roy Thomas, General Agent,
                              Authorized Signatory and Principal
                              Financial Officer





                                      (7)

                                EXHIBIT INDEX




Exhibit No.
  27             Financial Data Schedule