Form 10-Q
period 1995-06-30
TEXAS PACIFIC LAND TRUST
filed 1995-08-11
CIK 97517

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C, 20549

(Mark One)
    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                 SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended              June 30, 1995
                                  ----------------------------------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     ------------------------

Commission file number             1-737
                        --------------------------------------------------------

                            TEXAS PACIFIC LAND TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NOT APPLICABLE                                         75-0279735
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

             80 Broad Street, Suite 2700, New York, New York 10004
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212/269-2266
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
     ---             ---

                                     Part I
                             FINANCIAL INFORMATION


                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                       JUNE 30, 1995 & DECEMBER 31, 1994

                                  (Unaudited)


                                                                         June 30,                     December 31,
ASSETS                                                                     1995                           1994
                                                                      -------------                 --------------
Cash                                                                  $     535,272                 $      232,843
Temporary cash investments                                                1,950,000                      2,000,000
Accounts receivable                                                         225,252                        227,067
Accrued interest receivable                                                 272,313                        225,470
Prepaid expenses                                                             19,346                         48,365
Notes receivable                                                          5,318,751                 $    5,347,947
Real estate acquired through foreclosure:
       28,140.75 acres.                                                   6,844,336                      6,844,336
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                     55,170                         45,966
Property, no value assigned (Note 2):
       Land (surface rights) situated in twenty-one counties
              in Texas -- 1,082,141.36 acres in 1995 and
              1,129,226.05 acres in 1994.                                        --                             --
       Town lots in Iatan, Loraine and Morita -- 628 lots
              in 1995 and 1994.                                                  --                             --
       1/16 nonparticipating perpetual royalty interest in
              386,987.70 acres in 1995 and 1994.                                 --                             --
       1/128 nonparticipating perpetual royalty interest
              in 85,413.60 acres in 1995 and 1994.                               --                             --
                                                                      -------------                 --------------
                                                                      $  15,220,440                 $   14,971,994
                                                                      =============                 ==============
LIABILITIES AND CAPITAL

Federal taxes on income                                               $     111,194                 $      218,708
Other taxes                                                                 194,939                         13,084
Other liabilities                                                             7,009                        104,575
Escrow Deposits on land sales                                                 1,000                             --
Deferred taxes                                                            3,746,019                      3,766,446
                                                                      -------------                 --------------
       Total liabilities                                                  4,060,161                      4,102,813

Capital (Note 3)
       Certificates of Proprietary Interest, par
              value $100 each; outstanding one certificate
              in 1995 and 1994                                                   --                             --
       Sub-share Certificates in Certificates of Proprietary
              Interest, par value $.16 2/3 each; outstanding
              3,045,505 sub-shares in 1995 and 3,075,305
              sub-shares in 1994                                                 --                             --
       Net proceeds from all sources                                     11,160,279                     10,869,181
                                                                      -------------                 --------------
              Total capital                                              11,160,279                     10,869,181
                                                                      -------------                 --------------
                                                                      $  15,220,440                 $   14,971,994
                                                                      =============                 ==============


                See accompanying notes to financial statements.



                                      (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME


                                  (Unaudited)

                                                              Three Months Ended                 Six Months Ended
                                                                    June 30                           June 30
                                                        -----------------------------      ----------------------------
                                                            1995              1994            1995            1994
                                                        -----------       -----------      -----------    -------------
Income:
     Rentals, royalties and sundry income               $   974,940       $   883,448      $ 1,770,102    $   1,640,619
     Land sales                                           1,053,258           940,520        1,777,118        2,281,918
     Interest                                               153,464           125,023          310,230          251,469
                                                        -----------       -----------      -----------    -------------
                                                          2,181,662         1,948,991        3,857,450        4,174,006
                                                        -----------       -----------      -----------    -------------
Expenses:
     Taxes, other than Federal taxes
         on income                                          139,290           136,613          274,360          270,824
     General and administrative expenses                    316,598           305,887          648,588          685,029
                                                        -----------       -----------      -----------    -------------
                                                            455,888           442,500          922,948          955,853
                                                        -----------       -----------      -----------    -------------
         Income before provision for
            Federal taxes on income                       1,725,774         1,506,491        2,934,502        3,218,153
Provision for Federal taxes on
     income (Note 4)                                        524,839           469,802          882,059        1,029,492
                                                        -----------       -----------      -----------    -------------
         Net income                                     $ 1,200,935       $ 1,036,689      $ 2,052,443    $   2,188,661
                                                        ===========       ===========      ===========    =============
Average number of sub-share certificates
     and equivalent sub-share certificates
     outstanding                                          3,050,105         3,158,388        3,058,964        3,167,330
                                                        ===========       ===========      ===========    =============
Earnings per sub-share certificate                      $       .39       $       .33      $       .67    $         .69
                                                        ===========       ===========      ===========    =============
Cash dividend per sub-share
     certificate                                                 --                --      $       .40    $         .40
                                                        ===========       ===========      ===========    =============


                See accompanying notes to financial statements.


                                      (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30
                                                                         ---------------------------------------
                                                                              1995                     1994
                                                                         ---------------         ---------------
Cash flows from operating activities:
    Net income                                                           $     2,052,443         $     2,188,661
        Adjustments to reconcile net income to net
            cash provided by operating activities:
               Depreciation                                                        5,460                   5,460
               Deferred taxes                                                    (20,427)                387,580
               (Increase) decrease in assets:
                  Notes and accounts receivable                                   31,011              (1,137,390)
                  Accrued interest receivable                                    (46,843)               (140,385)
                  Prepaid expenses                                                29,019                  26,394
               Increase (decrease) in liabilities:
                  Federal taxes on income                                       (107,514)                  3,739
                  Other taxes                                                    181,855                 197,734
                  Escrow deposits on land sales                                    1,000                      --
                  Other liabilities                                              (97,566)               (111,931)
                  Deferred revenue on land sales                                      --                   9,000
                                                                         ---------------         ---------------
                    Total adjustments                                            (24,005)               (759,799)
                                                                         ---------------         ---------------
                       Net cash provided by operating activities               2,028,438               1,428,862
                                                                         ---------------         ---------------
Cash flows from investing activities:
    Water wells, leasehold improvements, furniture
        and equipment - at cost                                                  (14,664)                (11,975)
                                                                         ---------------         ---------------
Cash flows from financing activities:
    Sub-shares purchased for retirement                                         (538,543)               (614,127)
    Dividends paid                                                            (1,222,802)             (1,267,282)
                                                                         ---------------         ---------------
                       Net cash used by financing activities                  (1,761,345)             (1,881,409)
                                                                         ---------------         ---------------
Net (decrease) increase in cash and cash equivalents                             252,429                (464,522)
Cash and cash equivalents at beginning
    of period                                                                  2,232,843               1,997,007
                                                                         ---------------         ---------------
Cash and cash equivalents at end of
    period                                                               $     2,485,272         $     1,532,485
                                                                         ===============         ===============




                                      (3)

                            TEXAS PACIFIC LAND TRUST
                                 JUNE 30, 1995
                         NOTES TO FINANCIAL STATEMENTS



(1) In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Trust as of June 30, 1995 and the results of its operations and its cash flows for the three and six months ended June 30, 1995 and June 30, 1994, respectively.

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

(5) The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.


         Supplemental cash flow information for the six months ended June 30, 1995 and 1994 is summarized as follows:

                                                                1995                    1994
                                                            -----------              ---------
         Federal income taxes paid                          $ 1,010,000              $ 638,173
                                                            ===========              =========

         There were no non-cash investing and financing activities during the six months ended June 30, 1995 and 1994,



                                      (4)

                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations



Earnings per sub-share were $.39 for the second quarter of 1995 compared with $.33 in the second quarter of 1994, an increase of 18.2%.

Total revenues for the second quarter of 1995 were $2,181,662 compared with $1,948,991 in 1994.

A total of six land sales were closed in the second quarter covering 14,711 acres located in Hudspeth, Jeff Davis, Midland and Reeves counties. The total consideration was $1,053,258. This compares to 7,221 acres for $940,520 in the second quarter of 1994. The first six months land sales were $1,777,118 compared to $2,281,918 in the first six months of 1994. At quarters end the Trust held one contract of sale of 640 acres for $41,600 on land located in Ector and Winkler counties. This sale was closed during July.

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

Rentals, royalties and sundry income amounted to $974,940 in the second quarter compared to $883,448 in the same period of 1994. For the first six months of 1995 rentals, royalties and sundry income were $1,770,102 compared to $1,640,619 in the 1994 period.

Oil and gas royalty revenue was $632,104 in the second quarter of 1995, up 27.4% compared with the same period of 1994. Oil royalty revenue was $457,637 in the second quarter, up 32.5%. Crude oil production subject to the Trust's royalty interest was up 7.3% in the second quarter, and the average price per barrel was up 23.5% for the period. Gas royalty revenue was $174,467 in the second quarter, up 15.8% on a volume increase of 44.3% and a price decrease of 19.6%.


                                      (5)

Oil and gas royalty revenue for the first six months of 1995 was $1,197,747, up 25.5% from the 1994 period. Oil royalty revenue was $856,773 in the first six months of 1995, up 29.3%. Crude oil production was up 4.9% and the average price for crude oil increased 23,3% compared with the first six months of 1994. Gas royalty revenue was $340,974 in the first six months of 1995, up 16.9% on a volume increase of 35.9% and a price decrease of 14.3%.

Interest revenue increased 22.7% in the second quarter and 23.4% for the first six months compared with last year. Interest from notes receivable amounted to $126,394 in the second quarter and $249,318 in the first six months, up 10.0% for each period over 1994. Notes receivable decreased from $5,957,975 to $5,318,751, or 10.7% in the period since June 30, 1994.

Taxes, other than Federal taxes on income, were up 2.0% in the second quarter and 1.3% in the first six months of 1995.

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

                 Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The registrant filed a Form 8-K on May 23, 1995. Such report fell under the classification as an "Item 5. Other Event" and disclosed a Shareholder Lawsuit to obtain from the registrant a list of the holders of the registrant's Sub-shares. The date of the report was April 26, 1995 and no financial statements were filed.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TEXAS PACIFIC LAND TRUST
                                                 (Registrant)



Date August 10, 1995                 By   /s/ ROY THOMAS
                                              Roy Thomas, General Agent,
                                              Authorized Signatory and Principal
                                              Financial Officer


                                      (7)