Form 10-Q
period 1995-09-30
TEXAS PACIFIC LAND TRUST
filed 1995-11-15
CIK 97517

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1995
                               -------------------------------------------------

                                     OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    --------------

Commission file number               1-737
                       -------------------------------------

                            TEXAS PACIFIC LAND TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NOT APPLICABLE                                  75-0279735
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                       Identification No.)

             80 Broad Street, Suite 2700, New York, New York 10004
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212/269-2266
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----        ------

                                     Part I
                             FINANCIAL INFORMATION

                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                     SEPTEMBER 30, 1995 & DECEMBER 31, 1994
                                  (Unaudited)

                                                                         September 30,             December 31,
                                                                              1995                     1994
                                                                         -------------             ------------
ASSETS

Cash                                                                      $    83,475              $   232,843
Temporary cash investments                                                  2,150,000                2,000,000
Accounts receivable                                                           225,252                  227,067
Accrued interest receivable                                                   209,660                  225,470
Federal income taxes receivable                                               117,827                       --
Prepaid expenses                                                                4,837                   48,365
Notes receivable                                                            4,944,353                5,347,947
Real estate acquired through foreclosure:
         28,140.75 acres.                                                   6,844,336                6,844,336
Water wells, leasehold improvements, furniture and
         equipment - at cost less accumulated depreciation                     52,440                   45,966

Property. no value assigned (Note 2):
         Land (surface rights) situated in twenty-one counties in
                 Texas -- 1,081,501.36 acres in 1995 and 1,106,607.34
                 acres in 1994.                                                    --                       --

         Town lots in Iatan, Loraine and Morita --
           628 lots in 1995 and 1994.                                              --                       --

         1/16 nonparticipating perpetual royalty interest
           in 386,987.70 acres in 1995 and 1994.                                   --                       --

         1/128 nonparticipating perpetual royalty interest
           in 85,413.60 acres in 1995 and 1994.                                    --                       --
                                                                          -----------              -----------
                                                                          $14,632,180              $14,971,994
                                                                          ===========              ===========

LIABILITIES AND CAPITAL

Federal taxes on income                                                   $        --              $   218,708
Other taxes                                                                   290,796                   13,084
Other liabilities                                                              54,200                  104,575

Escrow deposits - land sales                                                   50,000                       --

Deferred taxes                                                              3,624,508                3,766,446
                                                                          -----------              -----------
         Total liabilities                                                  4,019,504                4,102,813

Capital (Note 3)
         Certificates of Proprietary Interest, par value $100
                 each; outstanding one certificate in 1995 and 1994                --                       --

         Sub-share Certificates in Certificates of Proprietary
                 Interest, par value $.16 2/3 each; outstanding
                 3,006,905 sub-shares in 1995 and 3,075,305 sub-
                 shares in 1994                                                    --                       --

         Net proceeds from all sources                                     10,612,676               10,869,181
                                                                          -----------              -----------
                 Total capital                                             10,612,676               10,869,181

                                                                          -----------              -----------
                                                                          $14,632,180              $14,971,994
                                                                          ===========              ===========

                See accompanying notes to financial statements.


                                     (1)

                           TEXAS PACIFIC LAND TRUST
                             STATEMENTS OF INCOME

                                 (Unaudited)

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30                        September 30
                                                      -------------------------          -------------------------
                                                          1995          1994                1995           1994
                                                      ----------     ----------          ----------     ----------
Income:
         Rentals, royalties and sundry income         $  870,785     $  907,671          $2,640,887     $2,548,290
         Land sales                                       41,600      1,659,401           1,818,718      3,941,319
         Interest                                        161,240        148,868             471,470        400,337
                                                      ----------     ----------          ----------     ----------
                                                       1,073,625      2,715,940           4,931,075      6,889,946
                                                      ----------     ----------          ----------     ----------
Expenses:
         Taxes, other than Federal taxes
         on income                                       135,675        138,349             410,035        409,173
         General and administrative expenses             243,184        292,102             891,772        977,131
                                                      ----------     ----------          ----------     ----------
                                                         378,859        430,451           1,301,807      1,386,304
                                                      ----------     ----------          ----------     ----------

         Income before provision for
                 Federal taxes on income                 694,766      2,285,489           3,629,268      5,503,642

Provision for Federal taxes on
         income (Note 4)                                 202,709        742,746           1,084,768      1,772,238
                                                      ----------     ----------          ----------     ----------
                 Net income                           $  492,057     $1,542,743          $2,544,500     $3,731,404
                                                      ==========     ==========          ==========     ==========
Average number of sub-share certificates
         and equivalent sub-share certificates
         outstanding                                   3,040,838      3,146,005           3,055,875      3,160,222
                                                      ==========     ==========          ==========     ==========
Earnings per sub-share certificate                    $      .16     $      .49          $      .83     $     1.18
                                                      ==========     ==========          ==========     ==========
Cash dividend per sub-share certificate                                                  $      .40     $      .40
                                                      ==========     ==========          ==========     ==========

                See accompanying notes to financial statements.


                                     (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30
                                                                                  --------------------------------
                                                                                      1995                1994
                                                                                  -----------          -----------
Cash flows from operating activities:

  Net income                                                                      $ 2,544,500          $ 3,731,404

  Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                                                      8,190                8,190

      Deferred taxes                                                                 (141,938)             723,242

      (Increase) decrease in assets:
          Notes and accounts receivable                                               405,409           (1,308,525)
          Accrued interest receivable                                                  15,810              (82,110)
          Federal income taxes receivable                                            (117,827)                  --
          Prepaid expenses                                                             43,528               39,592
          Real estate acquired through foreclosure                                         --             (970,048)
      Increase (decrease) in liabilities:
          Federal taxes on income                                                    (218,708)              80,823
          Other taxes                                                                 277,712              299,202
          Escrow deposits on land sales                                                50,000                   --
          Other liabilities                                                           (50,375)            (132,845)
          Deferred revenue on land sales                                                   --              (24,000)
                                                                                  -----------          -----------
            Total adjustments                                                         271,801           (1,366,479)
                                                                                  -----------          -----------
              Net cash provided by operating activities                             2,816,301            2,364,925
                                                                                  -----------          -----------
Cash flows from investing activities:

  Additions to water wells, leasehold improvements,
    furniture and equipment                                                           (14,664)             (11,976)
                                                                                  -----------          -----------
Cash flows from financing activities:

  Sub-shares purchased for retirement                                              (1,578,203)          (1,049,083)

  Dividends paid                                                                   (1,222,802)          (1,267,282)
                                                                                  -----------          -----------
              Net cash used by financing activities                                (2,801,005)          (2,316,365)
                                                                                  -----------          -----------
Net increase in cash and cash equivalents                                                 632               36,584

Cash and cash equivalents at beginning
of year                                                                             2,232,843            1,997,007
                                                                                  -----------          -----------
Cash and cash equivalents at end of
period                                                                            $ 2,233,475          $ 2,033,591
                                                                                  ===========          ===========

                See accompanying notes to financial statements.




                                     (3)

                            TEXAS PACIFIC LAND TRUST
                               SEPTEMBER 30, 1995
                         NOTES TO FINANCIAL STATEMENTS

(1) In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Trust as of September 30, 1995 and December 31, 1994 and the results of its operations and its cash flows for the three and nine months ended September 30, 1995 and September 30, 1994, respectively.

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

(5) The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the nine months ended September 30, 1995 and 1994 is summarized as follows:

                                                   1995             1994
                                                   ----             ----
         Federal income taxes paid              $1,560,000        $ 968,173
                                                ==========        =========

         There were no non-cash investing and financing activities during the nine months ended September 30, 1995 and 1994.




                                     (4)

                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


Earnings per sub-share certificate for the third quarter of 1995 were $.16 compared with $.49 in the third quarter of 1994. Earnings per sub-share certificate for nine months ended September 30 were $.83 per sub-share compared with $1.18 for the first nine months of last year.

In the third quarter of 1995, land sales were $41,600 which was 640 acres at a price of $65 per acre. In the comparable period of 1994, 7,749.27 acres were sold for $1,659,401, an average of $214 per acre. The first nine months of 1995 had total land sales of 25,039.95 acres for $1,818,718, an average of $73 per acre, compared to 15,148.73 acres for $3,941,319, an average of $260 per acre, in 1994.

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

Rentals, royalties and sundry income were $2,640,887 in the first nine months of 1995, which is an increase of 3.6% over the first nine months of 1994.

Oil and gas royalty revenue was $593,006 in the third quarter of 1995, up just fractionally compared with the third quarter of 1994. Crude oil production subject to the Trust's royalty interest was up 2.2% in the third quarter, and the average price per barrel decreased 4.5%. Oil royalty revenue was $434,518 down 2.4% for the period. Gas royalty revenue for the quarter was $158,488 up 10.3% on a volume increase of 22.2%.


                                     (5)

Oil and gas revenue for the first nine months of 1995 was $1,790,753, up 16.1%. Oil royalty revenue was $1,291,291 up 16.1%. Crude oil production was up 4.0% and the average price for crude oil increased 12.1% over the first nine months of 1994. Gas royalty revenue for the first nine months was $499,462, compared to $435,468 in 1994, an increase of 14.7%. Gas volume was increased by 31.0% and price was decreased by 12.0%.

Interest revenue increased 8.3% in the third quarter and 17.8% for the first nine months of 1995. Interest on notes receivable was $124,771 for the third quarter 1995 compared to $128,824 in 1994. Interest on notes receivable for the first nine months of 1995 was $374,089 compared to $355,436 in the 1994 period. At the end of September 1995 notes receivable were $4,944,353 compared to $6,129,273 at September 30, 1994. Prepaid principal on notes amounted to $234,838 compared to $104,264 the prior year.

Taxes, other than Federal taxes on income, were down 1.9% for the third quarter, but virtually unchanged for the first nine months of 1995 compared to 1994.

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

                                               TEXAS PACIFIC LAND TRUST
                                        ----------------------------------------
                                                       (Registrant)


Date November 14, 1995                  By /s/ ROY THOMAS
     -----------------                     -------------------------------------
                                           Roy Thomas, General Agent,
                                           Authorized Signatory and Principal
                                           Financial Officer




                                     (7)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 27                         Financial Data Schedule