Form 10-K405
period 1995-12-31
TEXAS PACIFIC LAND TRUST
filed 1996-03-29
CIK 97517

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                              For the fiscal year
                             ended December 31,1995
                          Commission file number 1-737

                            TEXAS PACIFIC LAND TRUST
             (Exact name of registrant as specified in its charter)

             NOT APPLICABLE                         75-0279735
    State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization                Identification No.)

80 Broad Street, Suite 2700, New York, New York          10004
  (Address of principal executive offices)             (Zip Code)

                         Registrant's telephone number,
                              including area code:
                                 (212) 269-2266

Securities registered pursuant to Section 12(b) of the act:

                                                 NAME OF EACH
        TITLE OF EACH CLASS              EXCHANGE ON WHICH REGISTERED
        -------------------              ----------------------------
        Sub-shares in Certificate
        of Proprietary Interest          New York Stock Exchange
        (par value $.16-2/3 per share)

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   /X/    No   / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        As of January 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $77,804,606. Documents Incorporated by Reference: None.

ITEM 1: BUSINESS

        (a) General Development of Business. The registrant (hereinafter called "Texas Pacific" or the "Trust") was organized under a Declaration of Trust dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferrable Certificates of Proprietary Interest prorata to the holders of certain debt securities of the Texas and Pacific Railway Company. The Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner, and to use the lands and the proceeds of sale of the lands, either to pay dividends to the Certificate holders or to buy in and cancel outstanding Certificates. The Trust's income is derived primarily from land sales, oil and gas royalties, grazing leases, and interest. This method of operation has continued through the present. During the last five years there has not been any reorganization, disposition of any material amount of assets not in the ordinary course of business (although in the ordinary course of business Texas Pacific does sell or lease large tracts of land owned by it), or any material change in the mode of conducting business.

        Texas Pacific's income from oil and gas royalties has been limited in the past by the level of production authorized for prorated wells each year by the regulations of the Railroad Commission of Texas. The monthly percentage of allowable production has averaged 100% in recent years but because of the limited capacity of older wells and other operating problems, the percentage permitted by the Commission could not be produced by most operators.

        (b) Financial Information about Industry Segments. Texas Pacific does not have identifiable industry segments, although as shown in the Statements of Income included in the financial statements land sales, oil and gas royalties and interest income are the major contributors to the income of Texas Pacific. See Statements of Income for additional sources of income for the last three (3) years of Texas Pacific.

        (c) Narrative Description of Business. (1) As previously indicated the business done and intended to be done by Texas Pacific consists of sales and leases of land owned by it, retaining oil and gas royalties, temporary cash investments and the overall management of the land owned by it.

             (i) During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of consolidated revenues.

                                                  1995    1994    1993
                                                  ----    ----    ----
                    Land Sales                    32%     57%     28%
                    Oil and Gas Royalties         39%     23%     41%

             (ii) Texas Pacific is not in the business of development of new products.

             (iii) Raw materials are not necessary to the business of Texas Pacific.

             (iv) Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

             (v)    The business of Texas Pacific is not seasonal in nature.

             (vi) The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

            (vii) Texas Pacific Land Trust received $646,193 or 25.7 percent of its oil and gas royalty income from 138 leases operated by Texaco Inc.

            (viii) Backlogs are not relevant to an understanding of Texas
                   Pacific's business.

            (ix) No material portion of Texas Pacific business is subject to renegotiation or termination at the election of the Government.

            (x) The Trust does not have competitors as such in that it sells, leases and generally manages land owned by it and to that extent any owner of property located in areas comparable to the Trust is a potential competitor.

            (xi) Research activities relating to the development of new products or services or to the improvement of existing products or services are not material to the Trust's business.

            (xii) Compliance with Federal, State and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effect upon the capital expenditures, earnings and competitive position of Texas Pacific. To date Texas Pacific has not been called upon to expend any funds for these purposes.

            (xiii) Texas Pacific has nine (9) full-time employees.

        (d) Financial Information about Foreign and Domestic Operations and Export Sales. Texas Pacific does not and has not during the preceding three (3) fiscal years had any export sales or foreign operations and the only geographic area in the United States in which land is sold or income derived is Texas.

ITEM 2: PROPERTIES.

        Texas Pacific Land Trust owns the surface estate in approximately 1,107,075 acres of land located in 21 counties in the western part of Texas. Also, the Trust owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 1995, grazing leases were in effect on 97.4 percent or approximately 1,078,042 acres of the Trust's land. Approximately 27,604 acres of land were sold in 1995. The Trust leases office space in Dallas and El Paso, Texas and New York, New York.


ITEM 3: LEGAL PROCEEDINGS.

        Texas Pacific is not involved in any material pending legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        This item is not applicable to Texas Pacific.

ITEM 5: MARKET FOR SUB-SHARE CERTIFICATES AND RELATED SECURITY HOLDER MATTERS.

        The range of reported sales for sub-shares on the New York Stock Exchange for the past two years has been as follows:

                                          1995                           1994
                                -----------------------         -----------------------
                                  HIGH            LOW             HIGH            LOW
                                -------         -------         -------         -------
1st Quarter                     $19 5/8         $17             $21 1/2         $18 3/4
2nd Quarter                      26 7/8          19              20 1/2          18 1/4
3rd Quarter                      28 3/4          24 7/8          20 1/2          19 1/8
4th Quarter                      27 1/4          22 3/8          22 1/8          18


        Certificates of Proprietary Interest and sub-shares are interchangeable in the ratio of one certificate for 600 sub-shares or 600 sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a dividend once a year for the preceding 40 years. The dividend was $.40 per sub-share in 1995 and $.40 per sub-share in 1994. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to sufficient earnings of the Trust being accomplished.

        The approximate number of holders of Certificates of Proprietary Interest and sub-shares as of January 31, 1996 were:


Certificates of Proprietary Interest                                1
Sub-shares in Certificates of Proprietary Interest              1,176
                                                                -----
  TOTAL                                                         1,177
                                                                =====

ITEM 6: SELECTED FINANCIAL DATA.

                       SUMMARY OF SELECTED FINANCIAL DATA



                                   1995            1994            1993            1992            1991
                                -----------     -----------     -----------     -----------     -----------

Gross revenue                   $ 6,440,285     $ 9,102,833     $ 5,262,762     $ 4,332,613     $ 4,924,645
Expenses                          1,688,567       1,792,839       1,681,745       1,591,693       1,647,748
                                -----------     -----------     -----------     -----------     -----------
Income before provision for
  Federal taxes on income         4,751,718       7,309,994       3,581,017       2,740,920       3,276,897

Provision for Federal taxes
  on income                       1,422,817       2,336,325       1,894,131*        732,575       1,016,972
                                -----------     -----------     -----------     -----------     -----------
Net income                      $ 3,328,901     $ 4,973,669     $ 1,686,886     $ 2,008,345     $ 2,259,925
                                ===========     ===========     ===========     ===========     ===========
Net income per Sub-share        $      1.09     $      1.58     $       .52     $       .60     $       .66

Dividends per Sub-share         $       .40     $       .40     $       .40     $       .40     $       .40

Average number of Sub-shares
  outstanding                     3,038,847       3,149,609       3,248,709       3,348,784       3,429,601
                                ===========     ===========     ===========     ===========     ===========
Total assets, exclusive of
  property with no assigned
  value                         $13,901,804     $14,971,994     $13,255,288     $14,165,216     $15,401,865
                                ===========     ===========     ===========     ===========     ===========


* Includes $812,030, $.25 per sub-share, cumulative effect of change in accounting for income taxes in 1993.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Land sales amounted to $2,057,764 in 1995 compared with $5,230,430 in 1994 and $1,484,123 in 1993. A total of 27,604.37 acres were sold in 1995 at an average price of $75 per acre, compared with 23,386.50 acres in 1994 and 14,724.48 acres in 1993 at an average price per acre of $192 and $99, respectively. In as much as land sales may vary from year to year, the dollar volume and total number of acres sold in any one year should not be assumed to be indicative of land sales in future years.

        Oil and gas royalty revenue was $2,508,663 in 1995 compared with $2,064,324 in 1994 and $2,166,045 in 1993. Oil royalty revenue was $1,773,060 and gas royalty revenue amounted to $735,603 in 1995. Crude oil production from Trust royalty wells increased 10.4%. The average price per royalty barrel was $16.54 in 1995, $15.22 in 1994 and $17.26 in 1993. Interest revenue was
$609,895 in 1995 compared with $571,257 in 1994 and $535,313 in 1993. Interest on notes receivable amounted to $480,073 in 1995 compared with $502,889 in 1994 and $469,264 in 1993. Sundry interest amounted to $129,822 in 1995, $68,368 in 1994 and $66,049 in 1993.

        Taxes, other than Federal taxes on income, were $558,697 in 1995 compared with $510,635 in 1994 and $525,423 in 1993. Oil and gas production taxes were $138,018 in 1995 compared with $112,990 in 1994 and $116,335 in
1993. Ad valorem taxes were $390,122 in 1995, $363,034 in 1994 and $378,413 in
1993. Other expenses were $1,129,870 in 1995, $1,282,204 in 1994 and $1,156,322 in 1993.

        The Trust's oil and gas royalty revenue, lease rentals, and receipts of interest and principal payments on notes receivable have generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the predictable future.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Index to Financial Statements attached hereto.

ITEM 9: CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        This item is not applicable to Texas Pacific.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS.

(a)  Directors:


                                   POSITION AND              PERIOD DURING
                                   OFFICES HELD              WHICH PERSON
NAME                    AGE       WITH REGISTRANT        HAS SERVED IN OFFICE
----                    ---     --------------------    ----------------------

George C. Fraser III     73     Trustee and Chairman    Trustee since 10/01/61
                                of the Trustees

Maurice Meyer III        60     Trustee and Member      Trustee since 02/28/91
                                of Audit Committee

Joe R. Clark             68     Trustee and Member      Trustee since 02/20/87
                                of Audit Committee


        The Trustees hold office until their death, resignation or disqualification. No Trustee was selected to be a Trustee pursuant to any arrangement or understanding between him and any other person or persons, other than the Trustees acting solely in their capacity as such.

(b)  Executive Officers.


                                   POSITION AND              PERIOD DURING
                                   OFFICES HELD              WHICH PERSON
NAME                    AGE       WITH REGISTRANT        HAS SERVED IN OFFICE
----                    ---     --------------------    ----------------------

George C. Fraser III     73     Trustee and Chairman    Chairman of Trustees
                                of the Trustees         since 02/28/91

Roy Thomas               49     General Agent and       General Agent of Texas
                                Secretary               Pacific Land Trust
                                                        commencing 01/01/95
                                                        and Secretary
                                                        commencing 01/01/95;
                                                        Assistant General
                                                        Agent from 12/01/92
                                                        through 12/31/94


        The Chairman of the Trustees holds office until his death, resignation or disqualification. General Agent and Secretary holds office until his death, resignation, discharge or retirement pursuant to Texas Pacific Land Trust Employees' Pension Plan. No executive officer was selected to be an officer pursuant to any arrangement or understanding between him and any other person or persons other than the Trustees acting solely in their capacity as such.

        (c) Certain Significant Employees. The Trust does not employ any person who is not an executive officer who makes or is expected to make significant contributions to the business of the Trust.

        (d) Family Relations. There is no family relationship between any Trustee and any other Trustee or any executive officer of the registrant.

        (e) Business Experience.


NAME OF TRUSTEE OR                      PRINCIPAL OCCUPATION OR EMPLOYMENT
EXECUTIVE OFFICER                       DURING THE PAST FIVE YEARS
------------------                      ----------------------------------

George C. Fraser III                    Chairman of the Trustees of Texas
                                        Pacific Land Trust; geologist Self-
                                        employed as independent oil & gas
                                        producer and operator, Austin, Texas

Maurice Meyer III                       Former Vice Chairman of Henderson
                                        Brothers

Joe R. Clark                            Personal investments. Former
                                        President of Texas Pacific Oil
                                        Company, Inc.

Roy Thomas                              Assistant General Agent of Texas
                                        Pacific Land Trust and General Agent
                                        of Texas Pacific Land Trust

        (f) Involvement in Certain Legal Proceedings. During the past five years, no Director or Executive Officer is or has been involved in any event reportable under this caption.

ITEM 11: MANAGEMENT REMUNERATION AND TRANSACTIONS.

                               REMUNERATION TABLE


(A)                           (B)                              (C)                         (D)
                                                     CASH & CASH EQUIVALENT            AGGREGATE OF
NAME OF                    CAPACITIES                FORMS OF REMUNERATION           CONTINGENT FORMS
INDIVIDUALS             IN WHICH SERVED                      SERVED                   OF REMUNERATION
-----------          ----------------------          ----------------------         --------------------
                                                               (C1)                        (C2)
                                                                                       SECURITIES OF
                                                         SALARIES, FEES,             PROPERTY, INSURANCE
                                                        DIRECTOR'S FEES,                BENEFITS OR
                                                        COMMISSIONS AND                REIMBURSEMENTS;
                                                            BONUSES                   PERSONAL BENEFITS
                                                     ----------------------         --------------------

Roy Thomas           Secretary &                          $90,833.34                     (1)    (2)
                     General Agent

All Officers         Trustees including                   $98,833.34                     (1)    (2)
& Directors          Chairman;
as a Group           General Agent
(four in number)


(1) During the year ending December 31,1995, no Trustee or executive officer of the registrant received any compensation for services to the registrant in the form of securities or property, life or health insurance, medical reimbursement, personal benefits or other unreported compensation except for certain personal benefits such that the extent to which they were personal rather than business cannot be specifically or precisely ascertained without unreasonable effort or expenses and which did not in any event exceed the minimum reportable amount under this caption.

(2) The registrant maintains Texas Pacific Land Trust Employees' Pension Plan, a non-contributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant's contribution, payment or accrual in respect to Mr. Thomas is not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% of each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $36,788.50 per year upon retirement age of 65. Total compensation paid during 1995 to the nine (9) employees covered by the Employees' Pension Plan was $413,800.00. No contribution was made to the plan in 1995. The remuneration covered by the plan is salary. The Trust does not maintain any other pension or retirement plan annuity contract, deferred compensation plan, incentive compensation plan or arrangement, stock purchase plan, profit sharing or thrift plan, or other similar arrangement.

     A supplemental pension in the amount of $20,000 annually was paid to Frances L. McCaul, widow of James A. McCaul, Jr., former General Agent and Secretary of the Trust. This supplemental payment was in addition to normal pension benefits being paid to Mrs. McCaul from the Texas Pacific Land Trust Employees' Pension Plan, and such supplemental payments continued until November 1, 1995. A total of $18,333.00 was paid in 1995 under this arrangement.

(3) The Chairman of the Trustees receives the sum of four thousand dollars per year as compensation for his services, and the other two trustees receive the sum of two thousand dollars per year for their services.

(4) There is no compensation plan or arrangement with respect to any individual named in the remuneration table that results, or will result, from the resignation, retirement or any other termination of such individual's employment or from a change in control of Texas Pacific or in a change in the individual's responsibilities following a change in control of Texas Pacific.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        (a) The following table sets forth information as to all persons known to the Trust to be the beneficial owner of more than 5% of the Trust's voting securities.


                                 NUMBER OF
                                SECURITIES              TYPE OF         PERCENT
NAME AND ADDRESS             BENEFICIALLY OWNED        SECURITIES       OF CLASS
----------------             ------------------        ----------       --------

Fund American Enterprises       246,000 (1)            Sub-share           8.1%
Holdings, Inc.                                         certificates
The 1820 House
Main Street
Norwich, VT 05055-0850


(1) Reflects holdings as of December 31, 1995.


        (b) Security Ownership of Management: The following table gives the information indicated as to equity securities (Certificates of Proprietary Interest and Sub-Share Certificates) of Texas Pacific beneficially owned directly or indirectly by all trustees, naming them, and by all trustees and officers of the registrant, as a group:


                                                AMOUNT AND NATURE
                             NAME OF             OF OWNERSHIP          PERCENT
TITLE AND CLASS(1)       BENEFICIAL OWNER      ON JANUARY 31, 1996     OF CLASS
------------------       ----------------      ------------------      --------

Sub-share certificates:  George C. Fraser III         28,420 (2)         .95%

Sub-share certificates:  Maurice Meyer III             3,500 (3)          .1%

Sub-share certificates:  Joe R. Clark                    500             .01%

Sub-share certificates:  All Trustees and
                         Officers as a Group          32,420            1.06%



(1) The sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred sub-shares or six hundred sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. On December 31, 1995, no trustee or officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

(2) Includes 600 sub-shares owned by trusts of which Mr. Fraser is a trustee and beneficiary.

(3) Does not include 300 sub-shares owned by the wife of Mr. Maurice Meyer III in which Mr. Meyer disclaims any beneficial ownership.

(c) Changes in Control. Texas Pacific has no knowledge of any arrangement that may result in any change of the control of the Trust.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        (a) Transaction with management and others. There are no reportable transactions or currently proposed transactions between Texas Pacific and any Trustee or executive officer of Texas Pacific or any nominee for election as Trustee or any security holder of Texas Pacific or any member of the immediate family of the foregoing persons.

        (b) Certain business relationships. There are no relationships existing or have ever existed concerning Trustees or nominees for Trustee that are required to be disclosed under this paragraph.

        (c) Indebtedness of Management. There are no persons indebted to Texas Pacific in an amount in excess of $60,000.00 that are required to be disclosed under this paragraph.

        (d) Transactions with Promoters. Texas Pacific has not been organized within the last five years and disclosure under this paragraph is not applicable to Texas Pacific.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORT ON FORM 8-K.

(a) Financial Statements.

1. All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

2.   Exhibits required by Item 7 Regulation S-K

     a. Annual Report to Security Holders

     b. Copy of Trust Indenture

     c. Exhibit No. 27 Financial Data Schedule

(b) No reports on Form 8-K have been filed for the last quarter of the period covered by this report.

(c) See (a) (2) above.

(d) See (a) (1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              (Registrant) TEXAS PACIFIC LAND TRUST

                              By:   GEORGE C. FRASER III
                                    -------------------------------
                                    George C. Fraser III
                                    Chief Executive Officer


                              Date: March 22, 1996
                                    -------------------------------


                              By:   ROY THOMAS
                                    -------------------------------
                                    Roy Thomas
                                    Chief Financial and Chief
                                    Accounting Officer


                              Date: March 22, 1996
                                    -------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By:   GEORGE C. FRASER III
                                    --------------------------------
                                    George C. Fraser III, Trustee


                              Date: March 22, 1996
                                    --------------------------------


                              By:   JOE R. CLARK
                                    --------------------------------
                                    Joe R. Clark, Trustee


                              Date: March 24, 1996
                                    --------------------------------


                              By:   MAURICE MEYER III
                                    -------------------------------
                                    Maurice Meyer III, Trustee


                              Date: March 25, 1996
                                    -------------------------------

                            TEXAS PACIFIC LAND TRUST

                           10-K FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

                  (With Independent Auditors' Report Thereon)

                            TEXAS PACIFIC LAND TRUST

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Balance Sheets - December 31, 1995 and 1994

Statements of Income - Years ended December 31, 1995, 1994 and 1993

Statements of Net Proceeds from all Sources - Years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Schedules - All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable.

                          INDEPENDENT AUDITORS' REPORT

The Trustees and Certificate Holders
Texas Pacific Land Trust:

We have audited the financial statements of Texas Pacific Land Trust as listed in the accompanying index. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 5 to the financial statements, the Trust adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.



                                              KPMG PEAT MARWICK LLP
Dallas, Texas
January 23, 1996

                            TEXAS PACIFIC LAND TRUST

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994



                                                      1995             1994
                                                  ____________      ___________

                      ASSETS

Cash                                               $    72,985      $  232,843

Temporary cash investments - at cost which
  approximates market                                2,950,000       2,000,000

Accounts receivable                                    294,582         227,067

Notes receivable for land sales ($749,740 due
  in 1996 and $907,171 due in 1995) (note 1)         3,509,008       5,347,947

Accrued interest receivable                            128,482         225,470

Prepaid expenses                                        48,365          48,365

Real estate acquired through foreclosure (note 3)    6,844,336       6,844,336

Water wells, leasehold improvements, furniture
  and equipment - at cost less accumulated
  depreciation                                          54,046          45,966

Property, no value assigned (note 1):
  Land (surface rights) situated in twenty-one
    counties in Texas - 1,078,934.61 acres in
    1995 and 1,106,607.34 acres in 1994                      -              -
  Town lots in Iatan, Loraine, and Morita,
    Texas - 628 lots                                         -              -
  1/16 nonparticipating perpetual royalty interest
    in 386,987.70 acres                                      -              -
  1/128 nonparticipating perpetual royalty
    interest in 85,413.60 acres                              -              -
                                                   -----------    -----------
                                                   $13,901,804    $14,971,994
                                                   ===========    ===========
                 LIABILITIES AND CAPITAL

Accounts payable and other liabilities             $    55,046    $   104,575
Federal income taxes                                   240,412        218,708
Other taxes                                             17,401         13,084
Deferred taxes (note 5)                              3,294,317      3,766,446
                                                   -----------     ----------
    Total liabilities                                3,607,176      4,102,813
                                                   -----------     ----------
Capital (notes 1 and 6):
  Certificates of Proprietary Interest,
    par value $100 each; outstanding 1 certificate           -              -
  Sub-share Certificates in Certificates of
    Proprietary Interest, par value
    $.16-2/3 each; outstanding 2,962,405
    sub-shares in 1995 and 3,075,305 sub-shares
    in 1994                                                  -              -
  Net proceeds from all sources                     10,294,628     10,869,181
                                                   -----------    -----------
    Total capital                                   10,294,628     10,869,181
                                                   -----------    -----------
                                                   $13,901,804    $14,971,994
                                                   ===========    ===========

See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                              STATEMENTS OF INCOME

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                         1995            1994           1993
                                      ----------      ----------     ----------

Income:

  Oil and gas royalties               $2,508,663      $2,064,324     $2,166,045
  Grazing lease rentals                  531,927         538,106        529,757
  Land sales (note 7)                  2,057,764       5,230,430      1,484,123
  Interest                               609,895         571,257        535,313
  Easements and sundry income            732,036         698,716        547,524
                                      ----------      ----------     ----------
                                       6,440,285       9,102,833      5,262,762
                                      ----------      ----------     ----------

Expenses:

  Taxes, other than federal
    taxes on income                     558,697          510,635        525,423
  Salaries                              413,800          508,200        448,452
  General expense, supplies
    and travel                          455,972          475,427        475,953
  Basis in real estate sold                   -           34,886              -
  Legal and professional fees           192,218          125,420        168,997
  Commissions to local agents            30,233          100,424         24,147
  Depreciation                           11,314            9,847         10,773
  Trustees' compensation                  8,000            8,000          8,000
  Other                                  18,333           20,000         20,000
                                     ----------       ----------     ----------
                                      1,688,567        1,792,839      1,681,745
                                     ----------       ----------     ----------

    Income before provision for
      federal taxes on income
      and cumulative effect of
      accounting change               4,751,718        7,309,994      3,581,017
                                     ----------       ----------     ----------

Provision for federal taxes
  on income (note 5);
  Current                             1,894,946        1,611,105      1,268,852
  Deferred                             (472,129)         725,220       (186,751)
                                     ----------       ----------     ----------
                                      1,422,817        2,336,325      1,082,101
                                     ----------       ----------     ----------

    Income before cumulative
      effect of accounting
      change                          3,328,901        4,973,669      2,498,916

Cumulative effect of accounting
  change (note 5)                             -                -       (812,030)
                                     ----------       ----------     ----------
    Net income                       $3,328,901       $4,973,669     $1,686,886
                                     ==========       ==========     ==========
Per Sub-share Certificate:
  Income before cumulative
    effect of accounting change           $1.09            $1.58           $.77
  Cumulative effect of accounting
    change                                    -                -           (.25)
                                          -----            -----           ----
    Net Income                            $1.09            $1.58           $.52
                                          =====            =====           ====

See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                  STATEMENTS OF NET PROCEEDS FROM ALL SOURCES

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                       1995             1994           1993
                                    -----------     -----------     -----------
Balance at beginning of year        $10,869,181     $ 9,237,084     $10,889,448

Add net income for year               3,328,901       4,973,669       1,686,886
                                    -----------     -----------     -----------
                                     14,198,082      14,210,753      12,576,334

Deduct:

  Cost of Sub-share Certificates
    in Certificates of Proprietary
    Interest purchased and cancelled
    - 112,900 Sub-shares in 1995,
    103,900 Sub-shares in 1994
    and 107,200 Sub-shares in 1993    2,680,652       2,074,290       2,025,408

  Dividends paid - per Certificate
    of Proprietary Interest-$240.00
    in 1995, 1994 and 1993; per
    Sub-share Certificate-$.40
    in 1995, 1994 and 1993            1,222,802       1,267,282       1,313,842
                                    -----------     -----------     -----------
                                      3,903,454       3,341,572       3,339,250
                                    -----------     -----------     -----------
Balance at end of year              $10,294,628     $10,869,181     $ 9,237,084
                                    ===========     ===========     ===========

See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                            1995         1994         1993
                                         ----------   ----------   ----------

Cash flows from operating activities;
  Net income                             $3,328,901   $4,973,669   $1,686,886
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation                           11,314        9,847       10,773
      Deferred taxes                       (472,129)     725,220     (186,751)
      Cumulative effect of
        accounting change                         -            -      812,030
      Change in assets and liabilities:
        Notes receivable                  1,838,939     (524,704)     787,527
        Real estate acquired
          through foreclosure                     -     (938,227)    (295,074)
        Other assets                         29,473      (15,810)     215,315
        Accounts payable                    (49,529)     (66,929)     142,504
        Taxes payable                        26,021      172,056      (28,711)
        Deferred revenues on land sales           -     (745,738)       3,364
                                         ----------   ----------   ----------
          Net cash provided by
            operating activities          4,712,990    3,589,384    3,147,863
                                         ----------   ----------   ----------
Cash flows from investing activities -
  additions to leasehold improvements,
  furniture and equipment                   (19,394)     (11,976)     (17,890)
                                         ----------   ----------   ----------
Cash flows from financing activities:
  Purchase of Sub-share Certificates in
    Certificates of Proprietary
    Interest                             (2,680,652)  (2,074,290)  (2,025,408)
  Dividends                              (1,222,802)  (1,267,282)  (1,313,842)
                                         ----------   ----------   ----------
    Net cash used in
      financing activities               (3,903,454)  (3,341,572)  (3,339,250)
                                         ----------   ----------   ----------

Net increase (decrease) in cash
  and temporary cash investments            790,142      235,836     (209,277)
Cash and temporary cash investments
  at beginning of year                    2,232,843    1,997,007    2,206,284
                                         ----------   ----------   ----------
Cash and temporary cash investments
  at end of year                         $3,022,985   $2,232,843   $1,997,007
                                         ==========   ==========   ==========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


(1)  Summary of Significant Accounting Policies

(a)  General

     The fair market value of the Texas Pacific Land Trust's (Trust) land and royalty interests was not determined in 1888 when the Trust was formed; therefore, no value is assigned to the land, town lots, royalty interests, Certificates of Proprietary Interest and Sub-share Certificates in Certificates of Proprietary Interest in the balance sheets. Consequently, in the statements of income, no allowance is made for depletion and no cost is deducted from the proceeds of original land sales. Even though the 1888 value of the real properties cannot be precisely determined, the Trustees have concluded that the effect of this matter can no longer be significant to the Trust's financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)  Revenue Recognition and Notes Receivable

     The Trust generally receives cash payments on land sales of 25% or more within the first year of such sales. Thereafter, annual principal and interest payments are required by the Trust. Accordingly, income is recognized on land sales during the periods in which such sales are closed and sufficient amounts of cash down payments are received. For Federal income tax purposes such sales are recognized on the installment method. The installment method is also used for sales not meeting the minimum down payment requirements in Statement of Financial Accounting Standards No. 66. Notes receivable related to land sales bear interest rates ranging from 9% to 11% and are secured by first lien deeds of trust on the properties sold. The annual installments on notes are generally payable over terms of 3 to 15 years. There is no penalty for prepayment of principal, and prepayments in 1995, 1994 and 1993 were $1,638,911, $959,053 and $483,035, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales, and accordingly, the carrying value of such notes receivable approximates fair value. One customer represented approximately 14% and another represented approximately 10% of the Trust's notes receivable balance at December 31, 1995.

     Effective January 1, 1995, the Trust concurrently adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the market price or fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends SFAS No. 114 to allow a creditor to

                                                                    (continued)

                            TEXAS PACIFIC LAND TRUST

                         NOTES TO FINANCIAL STATEMENTS

     use existing methods for recognizing interest income on an impaired loan and amends certain disclosure requirements. The adoption of SFAS No. 114 and No. 118 had no effect on the Trust's financial statements.

(c)  Income per Sub-Share

     The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (3,038,847 in 1995, 3,149,609 in 1994 and 3,248,709 in 1993).

(d)  Cash Flows

     Temporary cash investments at December 31, 1995 and 1994 consist primarily of commercial paper. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 1995, 1994 and 1993 was $1,873,242, $1,438,373 and
     $1,294,073, respectively.

(e)  Depreciation

     Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives.

(f)  Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective January 1, 1993, the Trust adopted SFAS No. 109 and has reported the cumulative effect of that change in method of accounting for income taxes in the 1993 statement of income.

(2)  Segment Information

The Trust's only significant activity is managing the land which was conveyed to the Trust in 1888 and includes sales and leases of such land, and the retention of oil and gas royalties.

                                                                    (continued)

                            TEXAS PACIFIC LAND TRUST

                         NOTES TO FINANCIAL STATEMENTS

(3) Real Estate Acquired through Foreclosure

Real Estate acquired through foreclosure is carried at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes and other fees incurred relating to the foreclosure. Valuations are periodically performed or obtained by management and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 1995 and 1994) if the carrying value of the property exceeds its estimated fair value.

Real estate acquired through foreclosure included the following activity for the years ended December 31, 1995 and 1994:



                                        1995                         1994
                              ------------------------     ------------------------
                                ACRES      BOOK VALUE        ACRES      BOOK VALUE
                              ---------    -----------     ---------    -----------

Balance at January 1          28,140.75    $ 6,844,336      4,359.71    $ 5,906,109
Additions                             -              -     24,666.02        973,114
Sales                                 -              -       (884.98)       (34,887)
                              ---------    -----------     ---------    -----------
Balance at December 31        28,140.75    $ 6,844,336     28,140.75    $ 6,844,336
                              =========    ===========     =========    ===========


(4)  Retirement Plan

The Trust has a noncontributory pension plan available to all regular employees having one or more years of continuous service. The plan provides for normal retirement at age 65. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected in the future. Plan assets consist primarily of investments in NationsBank of Texas, N.A. common trust funds.

Net pension cost (income) for the years ended December 31, 1995, 1994 and 1993 includes the following components:



                                          1995           1994            1993
                                        -------        --------        --------
Service cost of the current period      $30,305        $ 39,487        $ 32,254
Interest cost on projected benefit
  obligation                             79,734          78,056          75,370
Actual return on assets                 (88,963)       (116,090)       (110,319)
Net amortization and deferral           (16,273)        (18,238)        (18,238)
                                        -------        --------        --------
Net periodic pension cost (income)      $ 4,803        $(16,785)       $(20,933)
                                        =======        ========        ========


The following is a reconciliation of the funding status of the Plan at December 31, 1995 and 1994:



                                                         1995            1994
                                                       --------        --------
Actuarial present value of benefit obligations:
  Vested benefits                                      $943,268        $867,876
  Nonvested benefits                                     15,822          12,714
                                                       --------        --------
Accumulated benefit obligation                         $959,090        $880,590
                                                       ========        ========


                                                                    (continued)

                            TEXAS PACIFIC LAND TRUST

                         NOTES TO FINANCIAL STATEMENTS


                                                          1995          1994
                                                      -----------    ----------
Projected benefit obligation for services
 rendered to date                                     $(1,114,906)  $(1,077,146)
Plan assets at fair value                               1,322,678     1,443,551
                                                      -----------    ----------
Plan assets in excess of projected benefit
 obligation                                               207,772       366,405
Unrecognized net loss                                     163,024         5,844
Unrecognized net asset at transition                     (185,737)     (208,955)
Unrecognized prior service cost                            48,549        53,529
                                                      -----------    ----------
Prepaid pension cost                                  $   233,608    $  216,823
                                                      ===========    ==========

The actuarial present value of vested and nonvested accrued benefits is based on an assumed discount rate of 7.5% in 1995 and 1994, and a weighted-average expected long-term rate of return on Plan assets of 7.0%. The projected benefit obligations were calculated assuming annual rates of salary increases ranging from 5.3% to 11.0% depending upon the employee's age category.

(5) Federal Taxes on Income

As discussed in note 1, the Trust adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $812,030 was determined as of January 1, 1993 and is reported separately in the statement of income for the year ended December 31, 1993.

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from operations as a result of the following:

                                               1995         1994         1993
                                           ----------   ----------   ----------
Computed tax expense at the expected
 statutory rate                            $1,615,584   $2,485,398   $1,217,546
Reduction in income taxes resulting from:
 Statutory depletion                         (149,394)    (128,005)    (127,039)
 Other, net                                   (43,373)     (21,068)      (8,406)
                                           ----------   ----------   ----------
                                           $1,422,817   $2,336,325   $1,082,101
                                           ==========   ==========   ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1995 and 1994 are as follows:

                                                             1995       1994
                                                         ----------  ----------
Basis differences in real estate acquired
 through foreclosure                                     $2,030,847  $2,046,938
Deferred installment revenue on land sales                1,263,470   1,719,508
                                                         ----------  ----------
   Total deferred tax liability                          $3,294,317  $3,766,446
                                                         ==========  ==========


                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                         NOTES TO FINANCIAL STATEMENTS


(6)  Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares. No Certificates were exchanged for Sub-shares in 1995 or 1994.

The number of Certificates authorized for issuance at a given date is the number then outstanding plus one/six-hundredth of the number of Sub-shares then outstanding. The number of Sub-shares authorized for issuance at a given date is the number then outstanding plus six hundred times the number of Certificates then outstanding.

The Declaration of Trust was executed and delivered in New York. In the opinion of counsel for the Trust, under the laws of the State of New York the Certificate and Sub-share Certificate holders are not subject to any personal liability for the acts or obligations of the Trust.

The assets of the Trust are located in Texas. In the opinion of Texas counsel, under the laws of the State of Texas, the Certificate and Sub-share Certificate holders may be held personally liable with respect to claims against the Trust, but only after the assets of the Trust first have been exhausted.

(7) Deferred Revenue on Land Sales

In 1991, the Trust sold 362.15 acres of land for total consideration of $1,035,749. The Trust received $129,470 in cash and an 11%, 15-year note receivable for the remainder. This transaction was accounted for under the installment method of accounting; accordingly, a portion of the profit was deferred and recognized ratably into income as the note amortized. During 1994, the note was collected and the remaining deferred revenue of $745,738 was recognized.

(8) Oil and Gas Producing Activities (Unaudited)

The Trust's share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 1995, 1994 and 1993, respectively: oil (in barrels) - 107,203, 97,066 and 94,482; and gas (in thousands of cubic feet) - 504,177, 362,827 and 319,362. Reserves related to the Trust's royalty interests are not presented because the information is unavailable.


                                                                    (Continued)

                             TEXAS PACIFIC LAND TRUST

                          NOTES TO FINANCIAL STATEMENTS

(9)  Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 1995 and 1994:



                                                              QUARTER ENDED
                                        ---------------------------------------------------------
                                        DECEMBER 31,    SEPTEMBER 30,    JUNE 30,        MARCH 31,
                                            1995            1995           1995            1995
                                        ------------    -------------   ----------      ----------

Income                                    $1,509,210       $1,073,625   $2,181,662      $1,675,788
                                        ============    =============   ==========      ==========
Income before provision for federal
  taxes on income                         $1,122,450       $  694,766   $1,725,774      $1,208,728
                                        ============    =============   ==========      ==========
Net income                                $  784,401       $  492,057   $1,200,935      $  851,508
                                        ============    =============   ==========      ==========
Net income per Sub-Share
  Certificate                                   $.26             $.16         $.39            $.28
                                                ====             ====         ====            ====




                                                              QUARTER ENDED
                                        ---------------------------------------------------------
                                        DECEMBER 31,    SEPTEMBER 30,    JUNE 30,        MARCH 31,
                                            1994            1994           1994            1994
                                        ------------    -------------   ----------      ----------

Income                                    $2,212,887       $2,715,940   $1,948,991      $2,225,015
                                        ============    =============   ==========      ==========
Income before provision for federal
  taxes on income                         $1,806,352       $2,285,489   $1,506,491      $1,711,662
                                        ============    =============   ==========      ==========
Net income                                $1,242,265       $1,542,743   $1,036,689      $1,151,972
                                        ============    =============   ==========      ==========
Net income per Sub-Share
  Certificate                                   $.40             $.49         $.33            $.36
                                                ====             ====         ====            ====

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
