Form 10-Q
period 1996-03-31
TEXAS PACIFIC LAND TRUST
filed 1996-05-09
CIK 97517

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1996
                              --------------------------------------------------

                                      OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------
Commission file number       1-737
                     -----------------------------------------------------------



                           TEXAS PACIFIC LAND TRUST
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                NOT APPLICABLE                           75-0279735
- --------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation        (I.R.S. Employer
                or organization)                      Identification No.)


            80 Broad Street, Suite 2700, New York, New York  10004
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

Yes  X     No
   -----     -----

                                    Part I
                            FINANCIAL INFORMATION

                           TEXAS PACIFIC LAND TRUST
                                BALANCE SHEETS
                      MARCH 31, 1996 & DECEMBER 31, 1995
                                  (Unaudited)


                                                       March 31,    December 31,
ASSETS                                                   1996           1995
- ------                                                ------------  ------------
Cash                                                  $   195,484   $    72,985
Temporary cash investments                              1,550,000     2,950,000
Accounts receivable                                       291,765       294,582
Accrued interest receivable                               150,235       128,482
Prepaid expenses                                           33,855        48,365
Notes receivable                                        3,589,575     3,509,008
Real estate acquired through foreclosure:
   (28,140.75 acres at March 31, 1996 and
   December 31, 1995)                                   6,844,336     6,844,336
Water wells, leasehold improvements, furniture and
   equipment - at cost less accumulated depreciation       51,226        54,046

Property, no value assigned (Note 2):
   Land (surface rights) situated in twenty-one
     counties in Texas -- 1,078,874.83 acres in 1996
     and 1,078,934.61 acres in 1995.                           --           --

   Town lots in Iatan, Loraine and Morita --
     lots in 1996 and 1995.                                    --           --

   1/16 nonparticipating perpetual royalty interest
     in 386,987.70 acres in 1996 and 1995.                     --           --

   1/128 nonparticipating perpetual royalty interest
     in 85,413.60 acres in 1996 and 1995.                      --           --
                                                      -----------   -----------
                                                      $12,706,476   $13,901,804
                                                      ===========   ===========

     LIABILITIES AND CAPITAL

Federal taxes on income                               $   249,846   $   240,412
Other taxes                                               115,273        17,401
Other liabilities                                          65,044         5,046
Escrow deposits on land sales                             101,000        50,000

Deferred taxes                                          3,155,788     3,294,317
                                                      -----------   -----------
    Total liabilities                                   3,686,951     3,607,176

Capital (Note 3)
    Certificates of Proprietary Interest, par value
      $100 each; outstanding one certificate in 1996
      and 1995                                                --            --

    Sub-share Certificates in Certificates of
      Proprietary Interest, par value $.16 2/3 each;
      outstanding 2,934,805 sub-shares in 1996 and
      2,962,405 sub-shares in 1995                            --            --

    Net proceeds from all sources                       9,019,525    10,294,628
                                                      -----------   -----------
      Total capital                                     9,019,525    10,294,628

                                                      -----------   -----------
                                                      $12,706,476   $13,901,804
                                                      ===========   ===========

               See accompanying notes to financial statements.






                                     (1)

                           TEXAS PACIFIC LAND TRUST
                             STATEMENTS OF INCOME
                           ------------------------
                                 (Unaudited)



                                                        Three Months Ended
                                                              March 31
                                                     --------------------------
                                                         1996           1995
                                                         ----           ----

Income:
   Rentals, royalties and sundry income               $   938,129   $   795,162
   Land Sales                                             351,526       723,860
   Interest                                               119,128       156,766
                                                      -----------   -----------
                                                        1,408,783     1,675,788
                                                      -----------   -----------

Expenses:
   Taxes, other than Federal taxes on income              147,114       135,070
   General and administrative expenses                    304,171       331,990
                                                      -----------   -----------
                                                          451,285       467,060
                                                      -----------   -----------

        Income before provision for
             Federal taxes on income                      957,498     1,208,728

   Provision for Federal taxes on income (Note 4)         276,714       357,220
                                                      -----------   -----------

        Net income                                    $   680,784   $   851,508
                                                      ===========   ===========

   Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                                       2,956,738     3,067,822
                                                      ===========   ===========

   Earnings per sub-share certificate                   23 cents      28 cents
                                                      ===========   ===========

   Cash dividend per sub-share certificate              40 cents      40 cents
                                                      ===========   ===========



               See accompanying notes to financial statements.





                                     (2)

                           TEXAS PACIFIC LAND TRUST
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                 (Unaudited)



                                                        Three Months Ended
                                                              March 31
                                                     --------------------------
                                                           1996          1995
                                                           ----          ----

Cash flows from operating activities:

 Net income                                           $   680,784   $   851,508

   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                          2,820         2,730

      Deferred taxes                                     (138,529)      (26,933)

      (Increase) decrease in assets:
        Notes and accounts receivable                     (77,750)       45,681
        Accrued interest receivable                       (21,753)       (1,353)
        Prepaid expenses                                   14,510        14,510
      Increase (decrease) in liabilities:
        Federal taxes on income                             9,434       144,153
        Other taxes                                        97,872        83,285
        Escrow deposits on land sales                      51,000        11,000
        Other liabilities                                  59,998       (79,911)
                                                      -----------   -----------
         Total adjustments                                 (2,398)      193,162
                                                      -----------   -----------

           Net cash provided by operating activities      678,386     1,044,670
                                                      -----------   -----------

Cash flows from financing activities:

 Sub-shares purchased for retirement                     (777,085)     (452,393)

 Dividends paid                                        (1,178,802)   (1,232,002)
                                                      -----------   -----------

           Net cash used by financing activities       (1,955,887)   (1,684,395)
                                                      -----------   -----------

Net increase in cash and cash equivalents              (1,277,501)     (639,725)


Cash and cash equivalents at beginning of year          3,022,985     2,232,843
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 1,745,484   $ 1,593,118
                                                      ===========   ===========



               See accompanying notes to financial statements.





                                     (3)

                           TEXAS PACIFIC LAND TRUST
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996



(1) In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Trust as of March 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1996 and March 31, 1995, respectively.

(2) No value is assigned to the land; consequently, no allowance for depletion is computed, and no charge to income is made therefor, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3) The Sub-shares and Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4) The Trust's effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5) The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

        Supplemental cash flow information for the three months ended March 31, 1996 and 1995 is summarized as follows:

                                                  1996              1995
                                                  ----              ----

        Federal income taxes paid             $   405,809       $   240,000
                                              ===========       ===========

        There were no non-cash investing and financing activities during the three months ended March 31, 1996 and 1995.





                                         (4)

                         Management's Discussion and
                     Analysis of Financial Condition and
                            Results of Operations
                     -----------------------------------



Earnings per sub-share were $.23 for the first quarter of 1996 compared with $.28 in the first quarter of 1995.

Total revenues for the first quarter of 1996 were $1,408,783 compared with $1,675,788 in the first quarter of 1995, a decrease of 15.9%.

The Trust sold 50.22 acres of land for a total of $351,526, an average of $7,000 per acre, in the first quarter of 1996. In the comparable period of 1995 a total of 9,689.30 acres were sold for $723,860, an average of $75 per acre.

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

Rentals, royalties and sundry income amounted to $938,129 in the first quarter of 1996, an increase of 18.0% compared with the first quarter of 1995.

Oil and gas royalty revenue was $719,433 up 27.2% compared with the first quarter of 1995. Oil royalty revenue was $508,978, up 27.5% compared with 1995. Crude oil production subject to the Trust's royalty interest was up 18.7% in the first quarter, and the average price per barrel was up 7.4% compared with 1995. Gas royalty revenue was $210,455 in the first quarter, up 26.4% on a volume increase of 2.6% and a price increase of 22.6%.





                                     (5)

Interest revenue decreased 24.0% in the first quarter of 1996, compared with 1995. Interest from notes receivable amounted to $82,583, a decrease of 32.8%. Notes receivable were $3,589,575 as of March 31, 1996, a decrease of 32.2% for the comparable period. Sundry interest was $36,545, up 8.0% compared with 1995.

Taxes, other than Federal taxes on income, were up 8.9% in the first quarter of 1996 compared with last year.

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



                                                 TEXAS PACIFIC LAND TRUST
                                            ----------------------------------
                                                      (Registrant)


Date May 9, 1996                          By /s/ Roy Thomas
                                            -----------------------------------
                                             Roy Thomas, General Agent,
                                             Authorized Signatory and Principal
                                             Financial Officer





                                     (7)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
