Form 10-Q
period 1996-06-30
TEXAS PACIFIC LAND TRUST
filed 1996-08-13
CIK 97517

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996
                              --------------------------------------------------

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

                                    Part I
                            FINANCIAL INFORMATION

                           TEXAS PACIFIC LAND TRUST
                                BALANCE SHEETS
                      MARCH 31, 1996 & DECEMBER 31, 1995
                                  (Unaudited)


                                                       June 30,     December 31,
                 ASSETS                                  1996           1995
                 ------                               ------------  ------------
Cash                                                  $   245,520   $    72,985
Temporary cash investments                              1,800,000     2,950,000
Accounts receivable                                       297,434       294,582
Accrued interest receivable                               142,552       128,482
Prepaid expenses                                           19,346        48,365
Notes receivable                                        4,201,182     3,509,008
Real estate acquired through foreclosure:
   (28,015.75 acres at June 30, 1996 and 28,140.75
   acres at December 31, 1995)                          6,042,290     6,844,336
Water wells, leasehold improvements, furniture and
   equipment - at cost less accumulated depreciation       64,774        54,046

Property, no value assigned (Note 2):
   Land (surface rights) situated in twenty-one
     counties in Texas -- 1,078,284.51 acres in 1996
     and 1,078,934.61 acres in 1995.                           --           --

   Town lots in Iatan, Loraine and Morita -- 628
     lots in 1996 and 1995.                                    --           --

   1/16 nonparticipating perpetual royalty interest
     in 386,987.70 acres in 1996 and 1995.                     --           --

   1/128 nonparticipating perpetual royalty interest
     in 85,413.60 acres in 1996 and 1995.                      --           --
                                                      -----------   -----------
                                                      $12,813,098   $13,901,804
                                                      ===========   ===========

     LIABILITIES AND CAPITAL
     -----------------------
Federal taxes on income                               $   100,387   $   240,412
Other taxes                                               211,314        17,401
Other liabilities                                          21,050         5,046
Escrow deposits on land sales                              80,000        50,000

Deferred taxes                                          3,099,927     3,294,317
                                                      -----------   -----------
    Total liabilities                                   3,512,678     3,607,176

Capital (Note 3)
    Certificates of Proprietary Interest, par value
      $100 each; outstanding one certificate in 1996
      and 1995                                                --            --

    Sub-share Certificates in Certificates of
      Proprietary Interest, par value $.16 2/3 each;
      outstanding 2,908,705 sub-shares in 1996 and
      2,962,405 sub-shares in 1995                            --            --

    Net proceeds from all sources                       9,300,420    10,294,628
                                                      -----------   -----------
      Total capital                                     9,300,420    10,294,628

                                                      -----------   -----------
                                                      $12,813,098   $13,901,804
                                                      ===========   ===========

               See accompanying notes to financial statements.






                                     (1)

                           TEXAS PACIFIC LAND TRUST
                             STATEMENTS OF INCOME
                           ------------------------
                                 (Unaudited)



                                                        Three Months Ended             Six Months Ended
                                                              June 30                      June 30
                                                     --------------------------    -------------------------
                                                         1996           1995          1996         1995
                                                         ----           ----          ----         ----
Income:
   Rentals, royalties and sundry income               $ 1,371,296   $   974,940   $ 2,309,425    $ 1,770,102
   Land sales                                           1,262,194     1,053,258     1,613,720      1,777,118
   Interest                                               110,609       153,464       229,737        310,230
                                                       ----------    ----------   -----------    -----------
                                                        2,744,099     2,181,662     4,152,882      3,857,450
                                                       ----------    ----------   -----------    -----------

Expenses:
   Taxes, other than Federal taxes on income              153,301       139,290       300,415        274,360
   General and administrative expenses                    255,391       316,598       559,562        648,588
   Basis in real estate sold                              802,046          --         802,046           --
                                                       ----------    ----------   -----------    -----------
                                                        1,210,738       455,888     1,662,023        922,948
                                                       ----------    ----------   -----------    -----------

        Income before provision for
             Federal taxes on income                    1,533,361     1,725,774     2,490,859      2,934,502

   Provision for Federal taxes on income (Note 4)         474,681       524,839       751,395        882,059
                                                       ----------    ----------   -----------    -----------

        Net income                                     $1,058,680    $1,200,935    $1,739,464     $2,052,443
                                                       ==========    ==========    ==========     ==========

   Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                                       2,930,105     3,050,105     2,943,422      3,058,964
                                                       ==========   ===========    ==========     ==========

   Earnings per sub-share certificate                   36 cents      39 cents       59 cents       67 cents
                                                       ==========   ===========    ==========     ==========

   Cash dividend per sub-share certificate                 --            --          40 cents       40 cents
                                                       ==========   ===========     =========     ==========



               See accompanying notes to financial statements.





                                     (2)

                           TEXAS PACIFIC LAND TRUST
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                 (Unaudited)



                                                          Six Months Ended
                                                              June 30
                                                     --------------------------
                                                           1996          1995
                                                           ----          ----

Cash flows from operating activities:

 Net income                                           $ 1,739,464   $ 2,052,443

   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                          5,640         5,460

      Deferred taxes                                     (194,390)      (20,427)

      (Increase) decrease in assets:
        Notes and accounts receivable                    (695,026)       31,011
        Accrued interest receivable                       (14,070)      (46,843)
        Prepaid expenses                                   29,019        29,019
        Real estate acquired through foreclosure          802,046          --
      Increase (decrease) in liabilities:
        Federal taxes on income                          (140,025)     (107,514)
        Other taxes                                       193,913       181,855
        Escrow deposits on land sales                      30,000         1,000
        Other liabilities                                  16,004       (97,566)
                                                      -----------   -----------
         Total adjustments                                 33,111       (24,005)
                                                      -----------   -----------

           Net cash provided by operating activities    1,772,575     2,028,438
                                                      -----------   -----------

Cash flows from investing activities:

 Water wells, leasehold improvements, furniture and
  equipment - at cost                                     (16,368)      (14,664)
                                                      -----------   -----------
Cash flows from financing activities:

 Sub-shares purchased for retirement                   (1,554,870)     (538,543)

 Dividends paid                                        (1,178,802)   (1,222,802)
                                                      -----------   -----------

           Net cash used by financing activities       (2,733,672)   (1,761,345)
                                                      -----------   -----------

Net (decrease) increase in cash and cash equivalents     (977,465)      252,429


Cash and cash equivalents at beginning of year          3,022,985     2,232,843
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 2,045,520   $ 2,485,272
                                                      ===========   ===========



               See accompanying notes to financial statements.





                                     (3)

                           TEXAS PACIFIC LAND TRUST
                        NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996



(1) In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Trust as of June 30, 1996 and the results of its operations and its cash flows for the three and six months ended June 30, 1996 and June 30, 1995, respectively.

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

(5) The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

        Supplemental cash flow information for the six months ended June 30, 1996 and 1995 is summarized as follows:

                                                  1996            1995
                                                  ----            ----

        Federal income taxes paid              $1,085,810       $1,010,000
                                               ==========       ==========

        There were no non-cash investing and financing activities during the six months ended June 30, 1996 and 1995.





                                         (4)

                         Management's Discussion and
                     Analysis of Financial Condition and
                            Results of Operations
                     -----------------------------------



Earnings per sub-share were $.36 for the second quarter of 1996 compared with $.39 in the second quarter of 1995.

Total revenues for the second quarter of 1996 were $2,744,099 compared with $2,181,662 in the second quarter of 1995, an increase of 25.8%. The reason for decreased earnings at a time of increased revenues was a land cost basis (from repossession) of $802,046 on land which sold at $1,000,000 during the quarter. As indicated in note 2 to the financial statements, land sold by the Trust typically has no related costs.

The Trust had three land sales in El Paso County in the second quarter, totaling 395.32 acres, and one sale of 320 acres in Hudspeth County for total consideration of $1,262,194, an average of $1,765 per acre. This compares to 14,711 acres for $1,053,258, an average of $72 per acre in the second quarter of 1995.

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

Rentals, royalties and sundry income amounted to $1,371,296 for the second quarter compared to $974,940 for the second quarter of 1995, up 40.7%.

Oil and gas royalty revenue was $817,898 up 29.4% for the period. Oil royalty revenue was $582,321, up 27.2% compared with 1995. Crude oil production subject to the Trust's royalty interest was up 11.4% in the second quarter, and the average price per barrel was up 14.2% compared to 1995. Gas royalty revenue was $235,577 in the second quarter, up 35.0% on a volume decrease of 21.5% and a price increase of 71.5%.





                                     (5)

Interest revenue was down 27.9% in the second quarter, compared with 1995. Interest from notes receivable amounted to $87,306 in the second quarter, and $169,889 in the first six months, down 30.9% and 31.9% respectively for the second quarter and first six months. Notes receivable have decreased from $5,318,751 to $4,201,182 or 21.0% in the period since June 30, 1995. Sundry interest for the second quarter was $23,303, down 13.9% and for the first six months was $59,848 down 1.7% compared to 1995.

Taxes, other than Federal taxes on income, were up 10.0% in the second quarter and 9.5% in the first six months of 1996.

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



                                                 TEXAS PACIFIC LAND TRUST
                                            ----------------------------------
                                                      (Registrant)


Date August 13, 1996                        By /s/ ROY THOMAS
                                            -----------------------------------
                                             Roy Thomas, General Agent,
                                             Authorized Signatory and Principal
                                             Financial Officer





                                     (7)

                                Exhibit Index



Exhibit No.            Description
- -----------            -----------

   27                  Financial Data Schedule