Form 10-Q
period 1996-09-30
TEXAS PACIFIC LAND TRUST
filed 1996-11-12
CIK 97517

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               -------------------------------------------------

                                      OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------- -----------------------------

Commission file number      1-737
                      ----------------------------------------------------------


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

                                    Part I
                            FINANCIAL INFORMATION
                           TEXAS PACIFIC LAND TRUST
                                BALANCE SHEETS
                    SEPTEMBER 30, 1996 & DECEMBER 31, 1995
                    --------------------------------------

                                 (Unaudited)

                                                                                 September 30,     DECEMBER 31,
        ASSETS                                                                       1996              1995
        ------                                                                   -------------     ------------
Cash                                                                             $   216,286       $    72,985
Temporary cash investments                                                         1,750,000         2,950,000
Accounts receivable                                                                  293,254           294,582
Accrued interest receivable                                                          185,016           128,482
Prepaid expenses                                                                       4,837            48,365
Federal income taxes receivable                                                       20,483              --
Notes receivable                                                                   4,368,674         3,509,008
Real estate acquired through foreclosure:
        (27,830.19 acres at September 30, 1996 and 28,140.75 acres at
        December 31, 1995)                                                         6,034,969         6,844,336
Water wells, leasehold improvements, furniture and
        equipment - at cost less accumulated depreciation                             61,954            54,046

Property, no value assigned (Note 2):
        Land (surface rights) situated in twenty-one counties in
                Texas -- 1,076,637.27 acres in 1996 and 1,078,934.60
                acres in 1995.                                                           --              --

        Town lots in Iatan, Loraine and Morita --
                628 lots in 1996 and 1995.                                               --              --

        1/16 nonparticipating perpetual royalty interest
                in 386,987.70 acres in 1996 and 1995.                                    --              --

        1/128 nonparticipating perpetual royalty interest
                in 85,413.60 acres in 1996 and 1995.                                     --              --
                                                                                 -----------       -----------
                                                                                 $12,935,473       $13,901,804
                                                                                 ===========       ===========

        LIABILITIES AND CAPITAL
        -----------------------

Federal taxes on income                                                          $    --           $   240,412
Other taxes                                                                          312,709            17,401
Other liabilities                                                                     12,783             5,046
Escrow deposits on land sales                                                        100,000            50,000

Deferred taxes                                                                     3,154,910         3,294,317
                                                                                 -----------       -----------
        Total liabilities                                                          3,580,402         3,607,176

Capital (Note 3)
        Certificates of Proprietary Interest, par value $100
                each; outstanding one certificate in 1996 and 1995                    --                 --

        Sub-share Certificates in Certificates of Proprietary
                Interest, par value $.16 2/3 each; outstanding
                2,876,705 sub-shares in 1996 and 2,962,405 sub-shares
                in 1995                                                               --                 --

        Net proceeds from all sources                                              9,355,071        10,294,628
                                                                                 -----------       -----------
                Total capital                                                      9,355,071        10,294,628
                                                                                 -----------       -----------
                                                                                 $12,935,473       $13,901,804
                                                                                 ===========       ===========


               See accompanying notes to financial statements.




                                      (1)

                           TEXAS PACIFIC LAND TRUST
                             STATEMENTS OF INCOME
                           ------------------------


                                 (Unaudited)

                                                  Three Months Ended          Nine Months Ended
                                                     September 30                September 30
                                               -----------------------      ---------------------
                                                 1996             1995       1996            1995
                                                 ----             ----       ----            ----

Income:
        Rentals, royalties and sundry income   $1,276,800   $  870,785     $3,586,225  $2,640,887
        Land sales                                373,391       41,600      1,987,111   1,818,718
        Interest                                  129,888      161,240        359,625     471,470
                                               ----------   ----------     ----------  ----------
                                                1,780,079    1,073,625      5,932,961   4,931,075
                                               ----------   ----------     ----------  ----------

Expenses:
        Taxes, other than Federal taxes
                on income                         152,589      135,675        453,004     410,035
        General and administrative expenses       236,567      243,184        796,129     891,772
        Basis in real estate sold                   7,321        --           809,367       --
                                               ----------   ----------     ----------  ----------
                                                  396,477      378,859      2,058,500   1,301,807
                                               ----------   ----------     ----------  ----------

        Income before provision for
                Federal taxes on income         1,383,602      694,766      3,874,461   3,629,268

Provision for Federal taxes on
        income (Note 4)                           414,113      202,709      1,165,508   1,084,768
                                               ----------   ----------     ----------  ----------
                Net income                     $  969,489   $  492,057     $2,708,953  $2,544,500
                                               ==========   ==========     ==========  ==========
Average number of sub-share certificates
        and equivalent sub-share certificates
        outstanding                             2,900,638    3,040,838      2,929,160   3,055,875
                                               ==========   ==========     ==========  ==========

Earnings per sub-share certificate                 33c.         16c.           92c.       83c.
                                               ==========   ==========     ==========  ==========
Cash dividend per sub-share certificate            --           --             40c.       40c.
                                               ==========   ==========     ==========  ==========


                See accompanying notes to financial statements.





                                      (2)

                           TEXAS PACIFIC LAND TRUST
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                 (Unaudited)



                                                                              Nine Months Ended
                                                                                 September 30
                                                                         ---------------------------
                                                                            1996            1995
                                                                         -----------     -----------
Cash flows from operating activities:

   Net income                                                            $ 2,708,953     $ 2,544,500

      Adjustments to reconcile net income to net cash provided by operating activities:

            Depreciation                                                       8,460           8,190

            Deferred taxes                                                  (139,407)       (141,938)

            (Increase) decrease in assets:
                Notes and accounts receivable                               (858,338)        405,409
                Accrued interest receivable                                  (56,534)         15,810
                Federal income taxes receivable                              (20,483)       (117,827)
                Prepaid expenses                                              43,528          43,528
                Real estate acquired through foreclosure                     809,367            --
            Increase (decrease) in liabilities:
                Federal taxes on income                                     (240,412)       (218,708)
                Other taxes                                                  295,308         277,712
                Escrow deposits on land sales                                 50,000          50,000
                Other liabilities                                              7,737         (50,375)
                                                                         -----------     -----------
                   Total adjustments                                        (100,774)        271,801
                                                                         -----------     -----------
                        Net cash provided by operating activities          2,608,179       2,816,301
                                                                         -----------     -----------
Cash flows from investing activities:

   Additions to water wells, leasehold improvements,
      furniture and equipment                                                (16,368)        (14,664)
                                                                         -----------     -----------
Cash flows from financing activities:

   Sub-shares purchased for retirement                                    (2,469,708)     (1,578,203)

   Dividends paid                                                         (1,178,802)     (1,222,802)
                                                                         -----------     -----------
                        Net cash used by financing activities             (3,648,510)     (2,801,005)
                                                                         -----------     -----------
Net (decrease) increase in cash and cash equivalents                      (1,056,699)            632

Cash and cash equivalents at beginning of year                             3,022,985       2,232,843
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $ 1,966,286     $ 2,233,475
                                                                         ===========     ===========



               See accompanying notes to financial statements.



                                     (3)

                           TEXAS PACIFIC LAND TRUST
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996



(1) In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Trust as of September 30, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three and nine months ended September 30, 1996 and September 30, 1995, respectively.


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


(5) The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the nine months ended September 30, 1996 and 1995 is summarized as follows:

                                                        1996            1995
                                                        ----            ----

         Federal income taxes paid                   $1,565,810       $1,560,000
                                                     ==========       ==========


        There were no non-cash investing and financing activities during the nine months ended September 30, 1996 and 1995.




                                     (4)

                         Management's Discussion and
                     Analysis of Financial Condition and
                            Results of Operations
                     -----------------------------------


Earnings per sub-share certificate for the third quarter of 1996 were $.33 compared with $.16 in the third quarter of 1995. Earnings per sub-share certificate for nine months ended September 30, were $.92 compared with $.83.

In the third quarter of 1996, land sales totalled $373,391 which was 1,827.73 acres at an average price of $204 per acre. In the comparable period of 1995, 640 acres were sold for $41,600, a price of $65 per acre. The first nine months of 1996 had total land sales of 2,593.27 acres for $1,987,111, an average of $766 per acre, compared to 25,039.95 acres for $1,818,718, an average of $73 per acre in 1995. As indicated in Note 2 to the financial statements, land sold by the Trust typically has no related costs.

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

Rentals, royalties and sundry income were $3,586,225 in the first nine months of 1996, which is an increase of 35.8% over the first nine months of 1995.

Oil and gas royalty was $844,266 in the third quarter compared to $593,006 in the third quarter of 1995, up 42.4%. Crude oil production subject to the Trust's royalty interest was up 17.9% in the third quarter, and the average price per barrel increased 20.5%. Oil royalty revenue was $617,038 compared to $434,518 up 42.0%. Gas royalty revenue for the quarter was $227,228 compared to $158,488, up 43.4% on a volume decrease of 8.3%.




                                     (5)

--------------------------------

Oil and gas revenue for the first nine months of 1996 was $2,381,597, up 33.0%. Oil royalty revenue was $1,708,336, up 32.3%. Crude oil production was up 16.0% and the average price for crude oil increased 14.1% over the first nine months of 1995. Gas royalty revenue for the first nine months was $673,261 compared to $499,462 in 1995, an increase of 34.8%. Gas volume was decreased by 9.7% and price was increased by 49.0%.

Interest revenue decreased 19.4% in the third quarter, and 23.7% for the first nine months of 1996. Interest on notes receivable was $104,638 for the third quarter of 1996 compared to $124,771 in 1995. Interest on notes receivable for the first nine months of 1996 was $274,527 compared to $374,089 in the 1995 period. At the end of September 1996 notes receivable were $4,368,674 compared to $4,944,353 at September 30, 1995. Prepaid principal on notes amounted to $106,392 at September 30, 1996 compared to $234,838 the prior year.

Taxes, other than Federal taxes on income, were up 12.5% for the third quarter of 1996, and up 10.5% for the first nine months of 1996 compared to 1995.

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



                                                TEXAS PACIFIC LAND TRUST
                                         --------------------------------------
                                                      (Registrant)


Date November 12, 1996                   By /s/ ROY THOMAS
     --------------------------             -----------------------------------
                                             Roy Thomas, General Agent,
                                             Authorized Signatory and Principal
                                             Financial Officer





                                     (7)

                              INDEX TO EXHIBITS
                              -----------------


EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

  27                                 Financial Data Schedule







                                      (8)