Form 10-K405
period 1996-12-31
TEXAS PACIFIC LAND TRUST
filed 1997-03-31
CIK 97517

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended December 31, 1996                             Commission file number 1-737

                            TEXAS PACIFIC LAND TRUST
             (Exact name of registrant as specified in its charter)


Not Applicable                                                        75-0279735
--------------                                                        ----------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

80 Broad Street, Suite 2700, New York, New York                            10004
                                                                           -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (212) 269-2266

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of Each
Title of Each Class                                 Exchange on Which Registered
-------------------                                 ----------------------------

Sub-shares in Certificate of
Proprietary Interest                                     New York Stock Exchange
(par value $.16-2/3 per share)


Securities Registered Pursuant to Section 12(g) of the Act:  None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X       No        .
                                               --------      -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   X
                                                         -------

         As of January 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $80,110,926.

Documents Incorporated by Reference:  None.

Item 1:  Business.

         (a) General Development of Business. The registrant (hereinafter called "Texas Pacific" or the "Trust") was organized under a Declaration of Trust dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferrable Certificates of Proprietary Interest pro rata to the holders of certain debt securities of the Texas and Pacific Railway Company. The Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner, and to use the lands and the proceeds of sale of the lands, either to pay dividends to the Certificate holders or to buy in and cancel outstanding Certificates. The Trust's income is derived primarily from land sales, oil and gas royalties, grazing leases, and interest. This method of operation has continued through the present. During the last five years there has not been any reorganization, disposition of any material amount of assets not in the ordinary course of business (although in the ordinary course of business Texas Pacific does sell or lease large tracts of land owned by it), or any material change in the mode of conducting business.

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

         (i) During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of consolidated revenues.


                                                  1996        1995        1994
                                                  ----        ----        ----
                   Land Sales                     37%          32%         57%
                   Oil and Gas Royalties          40%          39%         23%



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

       (vii) Texas Pacific Land Trust received $869,728 or 25.5 percent of its oil and gas royalty income from 96 leases operated by Texaco Inc.

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

ITEM 2:  PROPERTIES.

       Texas Pacific Land Trust owns the surface estate in approximately 1,103,515 acres of land located in 21 counties in the western part of Texas. Also, the Trust owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,413 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 1996, grazing leases were in effect on 97.5 percent or approximately 1,075,494 acres of the Trust's land. Approximately 3,546 acres of land were sold in 1996. The Trust leases office space in Dallas and El Paso, Texas and New York, New York.


ITEM 3:  LEGAL PROCEEDINGS.

       Texas Pacific is not involved in any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       This item is not applicable to Texas Pacific.

ITEM 5:  MARKET FOR SUB-SHARE CERTIFICATES AND RELATED SECURITY HOLDER MATTERS.

       The range of reported sales for sub-shares on the New York Stock Exchange for the past two years has been as follows:


                              1996                           1995
                       --------------------          ----------------------
                        HIGH          LOW             HIGH            LOW
                       ------        ------          ------          ------
1st Quarter           $32 1/2       $25 5/8         $19 5/8          $17
2nd Quarter            31            28 1/4          26 7/8           19
3rd Quarter            29 5/8        27              28 3/4           24 7/8
4th Quarter            29 1/4        24 3/4          27 1/4           22 3/8

       Certificates of Proprietary Interest and sub-shares are interchangeable in the ratio of one certificate for 600 sub-shares or 600 sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a dividend once a year for the preceding 41 years. The dividend was $.40 per sub-share in 1996 and $.40 per sub-share in 1995. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to sufficient earnings of the Trust being accomplished.

       The approximate number of holders of Certificates of Proprietary Interest and sub-shares as of January 31, 1997 were:

       Certificates of Proprietary Interest                               1
       Sub-shares in Certificates of Proprietary Interest             1,117
                                                                      -----
                     TOTAL                                            1,118
                                                                      =====

ITEM 6:  SELECTED FINANCIAL DATA.

                       SUMMARY OF SELECTED FINANCIAL DATA

                           1996          1995          1994          1993           1992
                       -----------   -----------   -----------   -----------    -----------
Gross revenue          $ 8,581,087   $ 6,440,285   $ 9,102,833   $ 5,262,762    $ 4,332,613

Expenses                 2,442,527     1,688,567     1,792,839     1,681,745      1,591,693
                       -----------   -----------   -----------   -----------    -----------

Income before
provision for
Federal taxes
on income                6,138,560     4,751,718     7,309,994     3,581,017      2,740,920

Provision for
Federal taxes
on income                1,874,287     1,422,817     2,336,325     1,894,131*       732,575
                       -----------   -----------   -----------   -----------    -----------

Net income             $ 4,264,273   $ 3,328,901   $ 4,973,669   $ 1,686,886    $ 2,008,345
                       ===========   ===========   ===========   ===========    ===========

Net income per
Sub-share              $      1.46   $      1.09   $      1.58   $       .52    $       .60

Dividends per
Sub-share              $       .40   $       .40   $       .40   $       .40    $       .40

Average number
of Sub-shares
outstanding              2,913,913     3,038,847     3,149,609     3,248,709      3,348,784
                       ===========   ===========   ===========   ===========    ===========

Total assets,
exclusive of
property with
no assigned
value                  $13,710,234   $13,901,804   $14,971,994   $13,255,288    $14,165,216
                       ===========   ===========   ===========   ===========    ===========


* Includes $812,030, $.25 per sub-share, cumulative effect of change in accounting for income taxes in 1993.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Land sales amounted to $3,164,000 in 1996 compared with $2,057,764 in 1995 and $5,230,430 in 1994. A total of 3,545.51 acres were sold in 1996 at an average price of $892 per acre, compared with 27,604.37 acres in 1995 and 23,386.50 acres in 1994 at an average price per acre of $75 and $192, respectively. In as much as land sales may vary from year to year, the dollar volume and total number of acres sold in any one year should not be assumed to be indicative of land sales in future years.

       Oil and gas royalty revenue was $3,416,574 in 1996 compared with $2,508,663 in 1995 and $2,064,324 in 1994. Oil royalty revenue was $2,427,618 and gas royalty revenue amounted to $988,956 in 1996. Crude oil production from Trust royalty wells increased 12.3%. The average price per royalty barrel was $20.16 in 1996, $16.54 in 1995 and $15.22 in 1994. Interest revenue was
$486,318 in 1996 compared with $609,895 in 1995 and $571,257 in 1994.  Interest on notes receivable amounted to $379,454 in 1996 compared with $480,073 in 1995 and $502,889 in 1994. Sundry interest amounted to $106,864 in 1996, $129,822 in 1995 and $68,368 in 1994.

       Taxes, other than Federal taxes on income, were $588,369 in 1996 compared with $558,697 in 1995 and $510,635 in 1994. Oil and gas production taxes were $187,484 in 1996 compared with $138,018 in 1995 and $112,990 in
1994.  Ad valorem taxes were $368,541 in 1996, $390,122 in 1995 and $363,034 in
1994.  Other expenses were $1,854,158 in 1996, $1,129,870 in 1995 and
$1,282,204 in 1994.

       The Trust's oil and gas royalty revenue, lease rentals, and receipts of interest and principal payments on notes receivable have generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the predictable future.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See Index to Financial Statements attached hereto.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

       This item is not applicable to Texas Pacific.


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       (a)    Directors:

                                POSITION AND            PERIOD DURING
                                OFFICES HELD            WHICH PERSON
NAME                    AGE     WITH REGISTRANT         HAS SERVED IN OFFICE
----                    ---     ---------------         --------------------
George C. Fraser III    74      Trustee and Chairman    Trustee since 10/01/61
                                of the Trustees

Maurice Meyer III       61      Trustee and Member      Trustee since 02/28/91
                                of Audit Committee

Joe R. Clark            69      Trustee and Member      Trustee since 02/20/87
                                of Audit Committee

       The Trustees hold office until their death, resignation or disqualification. No Trustee was selected to be a Trustee pursuant to any arrangement or understanding between him and any other person or persons, other than the Trustees acting solely in their capacity as such.

       (b)    Executive Officers.

                               POSITION AND           PERIOD DURING
                               OFFICES HELD           WHICH PERSON
NAME                    AGE    WITH REGISTRANT        HAS SERVED IN OFFICE
----                    ---    ---------------        --------------------
George C. Fraser III    74     Trustee and Chairman   Chairman of Trustees
                               of the Trustees        since 02/28/91

Roy Thomas              50     General Agent and      General Agent of Texas
                               Secretary              Pacific Land Trust
                                                      commencing 01/01/95 and
                                                      Secretary commencing
                                                      01/01/95; Assistant General
                                                      Agent from 12/01/92
                                                      through 12/31/94

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

       (e)    Business Experience.

NAME OF TRUSTEE OR             PRINCIPAL OCCUPATION OR EMPLOYMENT
 EXECUTIVE OFFICER                 DURING THE PAST FIVE YEARS
------------------            ---------------------------------
George C. Fraser III          Chairman of the Trustees of Texas Pacific Land
                              Trust; geologist Self-employed as independent oil
                              & gas producer and operator, Abilene, Texas

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

ITEM 11:    EXECUTIVE COMPENSATION.

                               REMUNERATION TABLE


  (A)             (B)                  (C)                  (D)

                               CASH & CASH EQUIVALENT   AGGREGATE OF
NAME OF         CAPACITIES     FORMS OF REMUNERATION   CONTINGENT FORMS
INDIVIDUALS   IN WHICH SERVED         SERVED           OF REMUNERATION
-----------   --------------- ----------------------  ----------------
                                      (C1)                (C2)
                                                      Securities of
                                 Salaries, Fees,      Property, In-
                                 Director's Fees,     surance Benefits
                                 Commissions and      or Reimbursements;
                                     Bonuses          Personal Benefits
                                 ---------------      ------------------

Roy Thomas    Secretary &       $101,041.66              (1)      (2)
              General Agent

All Officers  Trustees in-      $109,041.66              (1)      (2)
& Directors   cluding Chairman;
as a Group    General Agent
(four in
number)



(1) During the year ending December 31, 1996, no Trustee or executive officer of the registrant received any compensation for services to the registrant in the form of securities or property, life or health insurance, medical reimbursement, personal benefits or other unreported compensation except for certain personal benefits such that the extent to which they were personal rather than business cannot be specifically or precisely ascertained without unreasonable effort or expenses and which did not in any event exceed the minimum reportable amount under this caption.

(2) The registrant maintains Texas Pacific Land Trust Employees' Pension Plan, a non-contributory defined benefit pension plan qualified under
         Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant's contribution, payment or accrual in respect to Mr. Thomas is not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% of each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $40,921.87 per year upon retirement age of 65. Total compensation paid during 1996 to the nine (9) employees covered by the Employees' Pension Plan was $436,637.50. No contribution was made to the plan in 1996. The remuneration covered by the plan is salary. The Trust does not maintain any other pension or retirement plan annuity contract, deferred compensation plan, incentive compensation plan or arrangement, stock purchase plan, profit sharing or thrift plan, or other similar arrangement.

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

                                  Number of
                                  Securities         Type of        Percent
  Name and Address            Beneficially Owned    Securities     of Class
------------------            ------------------    ----------     --------
Fund American Enterprises         183,600(1)        Sub-share          6%
Holdings, Inc.                                      certificates
80 South Main Street
Hanover, NH 03755

--------------------

(1)  Reflects holdings as of December 31, 1996.

         (b)     Security Ownership of Management:   The following table gives
the information indicated as to equity securities (Certificates of Proprietary Interest and Sub-Share Certificates) of Texas Pacific beneficially owned directly or indirectly by all trustees, naming them, and by all trustees and officers of the registrant, as a group:

                                               AMOUNT AND NATURE
                               NAME OF            OF OWNERSHIP      PERCENT
TITLE AND CLASS (1)       BENEFICIAL OWNER    ON JANUARY 31, 1996   OF CLASS
-------------------       ----------------    -------------------   --------
Sub-share certificates:   George C. Fraser III     28,420 (2)        1.00%

Sub-share certificates:   Maurice Meyer III         3,000 (3)         .10%

Sub-share certificates:   Joe R. Clark                500             .01%

Sub-share certificates:   All Trustees and
                          Officers as a Group      32,420            1.11%

         (1) The sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred sub-shares or six hundred sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. On December 31, 1996, no trustee or officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

         (2) Does include 600 sub-shares owned by a trust of which Mr. Fraser is a trustee and beneficiary.

         (3) Does not include 2,300 sub-shares owned by the wife of Mr. Maurice Meyer III in which Mr. Meyer disclaims any beneficial ownership.

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

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K.

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

   (c)     See (a)(2) above.

   (d)     See (a)(1) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          (Registrant)     TEXAS PACIFIC LAND TRUST



                                           By:
                                                ------------------------------
                                                George C. Fraser III
                                                Chief Executive Officer



                                           Date:
                                                ------------------------------





                                           By:
                                                ------------------------------
                                                ROY THOMAS
                                                Chief Financial and Chief
                                                Accounting Officer



                                           Date:
                                                ------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                          By:
                                               ------------------------------
                                               George C. Fraser III, Trustee



                                          Date:
                                               ------------------------------




                                          By:
                                               ------------------------------
                                               Joe R. Clark, Trustee



                                          Date:
                                               ------------------------------



                                          By:
                                               ------------------------------
                                               Maurice Meyer III, Trustee



                                          Date:
                                               ------------------------------

                            TEXAS PACIFIC LAND TRUST

                         Index to Financial Statements



Independent Auditors' Report

Balance Sheets - December 31, 1996 and 1995

Statements of Income - Years ended December 31, 1996, 1995 and 1994

Statements of Net Proceeds from All Sources - Years ended December 31, 1996,
     1995 and 1994

Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                              KPMG Peat Marwick LLP


Dallas, Texas
January 31, 1997

                            TEXAS PACIFIC LAND TRUST

                                 Balance Sheets

                           December 31, 1996 and 1995

                                    Assets                                 1996          1995
                                                                       -----------   -----------
Cash                                                                   $   144,898   $    72,985
Temporary cash investments - at cost which approximates market           1,650,000     2,950,000
Notes receivable for land sales ($540,744 due in 1997 and
    $749,740 due in 1996) (note 1)                                       5,067,778     3,509,008
Other assets                                                               684,989       471,429
Real estate acquired through foreclosure (note 3)                        6,034,969     6,844,336
Water wells, leasehold improvements, furniture and equipment -
    at cost less accumulated depreciation                                  127,600        54,046

Property, no value assigned (note 1):
    Land (surface rights) situated in twenty-one counties in Texas -
      1,075,685.03 acres in 1996 and 1,078,934.61 acres in 1995               --            --
    Town lots in Iatan, Loraine, and Morita, Texas - 628 lots                 --            --
    1/16 nonparticipating perpetual royalty interest in
      386,987.70 acres                                                        --            --
    1/128 nonparticipating perpetual royalty interest in
      85,413.60 acres                                                         --            --
                                                                       -----------   -----------
                                                                       $13,710,234   $13,901,804
                                                                       ===========   ===========

                           Liabilities and Capital

Accounts payable and other liabilities                                 $    70,034   $    55,046
Federal income taxes                                                        99,824       240,412
Other taxes                                                                 26,338        17,401
Deferred taxes (note 5)                                                  3,388,382     3,294,317
                                                                       -----------   -----------
                Total liabilities                                        3,584,578     3,607,176
                                                                       -----------   -----------

Capital (notes 1 and 6):
    Certificates of Proprietary Interest, par value $100 each;
      outstanding 1 certificate                                               --            --
    Sub-share Certificates in Certificates of Proprietary Interest, par value $.16-2/3 each; outstanding 2,848,105 Sub-shares
      in 1996 and 2,962,405 Sub-shares in 1995                                --            --
    Net proceeds from all sources                                       10,125,656    10,294,628
                                                                       -----------   -----------
                Total capital                                           10,125,656    10,294,628
                                                                       -----------   -----------
                                                                       $13,710,234   $13,901,804
                                                                       ===========   ===========




See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                              Statements of Income

                 Years ended December 31, 1996, 1995, and 1994

                                                               1996          1995           1994
                                                            -----------   -----------    -----------
Income
    Oil and gas royalties                                   $ 3,416,574   $ 2,508,663    $ 2,064,324
    Grazing lease rentals                                       535,250       531,927        538,106
    Land sales (note 7)                                       3,164,000     2,057,764      5,230,430
    Interest                                                    486,318       609,895        571,257
    Easements and sundry income                                 978,945       732,036        698,716
                                                            -----------   -----------    -----------
                                                              8,581,087     6,440,285      9,102,833
                                                            -----------   -----------    -----------

Expenses:
    Taxes, other than federal taxes on income                   588,369       558,697        510,635
    Salaries                                                    446,637       413,800        508,200
    General expense, supplies and travel                        430,583       455,972        475,427
    Basis in real estate sold                                   809,367          --           34,886
    Legal and professional fees                                 103,870       192,218        125,420
    Commissions to local agents                                  39,975        30,233        100,424
    Depreciation                                                 15,726        11,314          9,847
    Trustees' compensation                                        8,000         8,000          8,000
    Other                                                          --          18,333         20,000
                                                            -----------   -----------    -----------
                                                              2,442,527     1,688,567      1,792,839
                                                            -----------   -----------    -----------
                Income before provision for
                  federal taxes on income                     6,138,560     4,751,718      7,309,994
                                                            -----------   -----------    -----------

Provision (benefit) for federal taxes on income
    (note 5):
      Current                                                 1,780,222     1,894,946      1,611,105
      Deferred                                                   94,065      (472,129)       725,220
                                                            -----------   -----------    -----------
                                                              1,874,287     1,422,817      2,336,325
                                                            -----------   -----------    -----------
                Net income                                  $ 4,264,273   $ 3,328,901    $ 4,973,669
                                                            ===========   ===========    ===========

Net income per Sub-share Certificate                        $      1.46   $      1.09    $      1.58
                                                            ===========   ===========    ===========





See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                  Statements of Net Proceeds from All Sources

                  Years ended December 31, 1996, 1995 and 1994


                                                              1996          1995          1994
                                                          -----------   -----------   -----------
Balance at beginning of year                              $10,294,628   $10,869,181   $ 9,237,084

Add net income for year                                     4,264,273     3,328,901     4,973,669
                                                          -----------   -----------   -----------
                                                           14,558,901    14,198,082    14,210,753
                                                          -----------   -----------   -----------

Deduct:
    Cost of Sub-share Certificates in Certificates
     of Proprietary Interest purchased and
     cancelled - 114,300 Sub-shares in 1996,
     112,900 Sub-shares in 1995 and 103,900
     Sub-shares in 1994                                     3,254,443     2,680,652     2,074,290
    Dividends paid - per Certificate of
      Proprietary Interest - $240.00 in 1996,
      1995 and 1994; per Sub-share
      Certificate - $.40 in 1996, 1995 and 1994             1,178,802     1,222,802     1,267,282
                                                          -----------   -----------   -----------
                                                            4,433,245     3,903,454     3,341,572
                                                          -----------   -----------   -----------
Balance at end of year                                    $10,125,656   $10,294,628   $10,869,181
                                                          ===========   ===========   ===========




See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                            Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                               1996           1995           1994
                                                            -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                              $ 4,264,273    $ 3,328,901    $ 4,973,669
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                             15,726         11,314          9,847
        Deferred taxes                                           94,065       (472,129)       725,220
        Change in assets and liabilities:
          Notes receivable                                   (1,558,770)     1,838,939       (524,704)
          Real estate acquired through foreclosure              809,367           --         (938,227)
          Other assets                                         (213,560)        29,473        (15,810)
          Accounts payable and other liabilities                 14,988        (49,529)       (66,929)
          Taxes payable                                        (131,651)        26,021        172,056
          Deferred revenue on land sales                           --             --         (745,738)
                                                            -----------    -----------    -----------
                Net cash provided by operating activities     3,294,438      4,712,990      3,589,384
                                                            -----------    -----------    -----------

Cash flows from investing activities:
    Additions to leasehold improvements, furniture
      and equipment                                            (108,653)       (19,394)       (11,976)
    Retirements of leasehold improvements, furniture
      and equipment                                              19,373           --             --
                                                            -----------    -----------    -----------
                Net cash used in investing activities           (89,280)       (19,394)       (11,976)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
    Purchase of Sub-share Certificates in
      Certificates of Proprietary Interest                   (3,254,443)    (2,680,652)    (2,074,290)
    Dividends                                                (1,178,802)    (1,222,802)    (1,267,282)
                                                            -----------    -----------    -----------
                Net cash used in financing activities        (4,433,245)    (3,903,454)    (3,341,572)
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and temporary
    cash investments                                         (1,228,087)       790,142        235,836
Cash and temporary cash investments
    at beginning of year                                      3,022,985      2,232,843      1,997,007
                                                            -----------    -----------    -----------
Cash and temporary cash investments at end of year          $ 1,794,898    $ 3,022,985    $ 2,232,843
                                                            ===========    ===========    ===========





See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements

                        December 31, 1996, 1995 and 1994



(1)      Summary of Significant Accounting Policies

       (a)    General

              The fair market value of the Texas Pacific Land Trust's (Trust) land and royalty interests was not determined in 1888 when the Trust was formed; therefore, no value is assigned to the land, town lots, royalty interests, Certificates of Proprietary Interest and Sub-share Certificates in Certificates of Proprietary Interest in the accompanying balance sheets. Consequently, in the statements of income, no allowance is made for depletion and no cost is deducted from the proceeds of original land sales. Even though the 1888 value of the real properties cannot be precisely determined, the Trustees have concluded that the effect of this matter can no longer be significant to the Trust's financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties.

              The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

              Notes receivable related to land sales bear interest rates ranging from 9% to 11% and are secured by first lien deeds of trust on the properties sold. The annual installments on notes are generally payable over terms of 3 to 15 years. There is no penalty for prepayment of principal, and prepayments in 1996, 1995 and 1994 were $146,230, $1,638,911 and $959,053, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value. There was no allowance for uncollectible accounts at December 31, 1996 and 1995. One customer represented approximately 16% and 14% and another represented approximately 14% and 10% of the Trust's notes receivable balance at December 31, 1996 and 1995, respectively.


                                                                    (continued)

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements



              Effective January 1, 1995, the Trust concurrently adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the market price or fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and amends certain disclosure requirements. The adoption of SFAS No. 114 and No. 118 had no effect on the Trust's financial statements.

       (c)    Net Income per Sub-share

              The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,913,913 in 1996, 3,038,847 in 1995 and 3,149,609 in 1994).

       (d)    Cash Flows

              Temporary cash investments at December 31, 1996 and 1995 consist primarily of commercial paper. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 1996, 1995 and 1994 was $1,920,810, $1,873,242 and $1,438,373,
              respectively.

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



                                                                    (continued)

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements


(2)      Segment Information

         The Trust's only significant activity is managing the land which was conveyed to the Trust in 1888 and includes sales and leases of such land, and the retention of oil and gas royalties.

(3)      Real Estate Acquired through Foreclosure

         Real estate acquired through foreclosure is carried at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes and other fees incurred relating to the foreclosure. Valuations are periodically performed or obtained by management, and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 1996 and 1995) if the carrying value of the property exceeds its estimated fair value.

         Real estate acquired through foreclosure included the following activity for the years ended December 31, 1996 and 1995:

                                            1996                     1995
                                   -----------------------   -----------------------
                                     Acres      Book value     Acres      Book value
                                   ----------   ----------   ----------   ----------
Balance at January 1                28,140.75   $6,844,336    28,140.75   $6,844,336
Sales                                  310.56      809,367         --           --
                                   ----------   ----------   ----------   ----------

Balance at December 31              27,830.19   $6,034,969    28,140.75   $6,844,336
                                   ==========   ==========   ==========   ==========

(4)      Retirement Plan

         The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees' services to date, as well as services expected in the future. Plan assets consist primarily of investments in NationsBank of Texas, N.A. common trust funds.

         Net pension cost (income) for the years ended December 31, 1996, 1995 and 1994 includes the following components:

                                                         1996         1995         1994
                                                      ---------    ---------    ---------
Service cost of the current period                    $  36,641    $  30,305    $  39,487
Interest cost on projected benefit obligation            87,167       79,734       78,056
Actual return on assets                                (100,524)     (88,963)    (116,090)
Net amortization and deferral                           (18,238)     (16,273)     (18,238)
                                                      ---------    ---------    ---------
Net periodic pension cost (income)                    $   5,046    $   4,803    $ (16,785)
                                                      =========    =========    =========



                                                                    (continued)

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements



         The following is a reconciliation of the funding status of the Plan for 1996 and 1995:

                                                                 1996           1995
                                                             -----------    -----------
Actuarial present value of benefit obligations:
    Vested benefits                                          $   998,181    $   943,268
    Nonvested benefits                                            14,422         15,822
                                                             -----------    -----------
    Accumulated benefit obligation                           $ 1,012,603    $   959,090
                                                             ===========    ===========

Projected benefit obligation for services rendered to date    (1,214,013)    (1,114,906)
Plan assets at fair value                                      1,487,842      1,322,678
                                                             -----------    -----------
Plan assets in excess of projected benefit obligation            273,829        207,772
Unrecognized net loss                                             73,926        163,024
Unrecognized net asset at transition                            (162,519)      (185,737)
Unrecognized prior service cost                                   43,569         48,549
                                                             -----------    -----------
Prepaid pension cost                                         $   228,805    $   233,608
                                                             ===========    ===========

         The actuarial present value of vested and nonvested accrued benefits is based on an assumed discount rate of 7.5% in 1996 and 1995, and a weighted-average expected long-term rate of return on Plan assets of 7.0%. The projected benefit obligations were calculated assuming annual rates of salary increases ranging from 5.3% to 11.0% depending upon the employee's age category.

(5)      Federal Taxes on Income

         The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from operations as a result of the following:

                                                              1996           1995           1994
                                                          -----------    -----------    -----------
         Computed tax expense at the statutory rate       $ 2,087,110    $ 1,615,584    $ 2,485,398
         Reduction in income taxes resulting from:
             Statutory depletion                             (203,688)      (149,394)      (128,005)
             Other, net                                        (9,135)       (43,373)       (21,068)
                                                          -----------    -----------    -----------
                                                          $ 1,874,287    $ 1,422,817    $ 2,336,325
                                                          ===========    ===========    ===========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                                    1996         1995
                                                                ----------   ----------
           Basis differences in real estate acquired
               through foreclosure                              $1,775,826   $2,030,847
           Deferred installment revenue on land sales
               for tax purposes                                  1,612,556    1,263,470
                                                                ----------   ----------
                           Total deferred tax liability         $3,388,382   $3,294,317
                                                                ==========   ==========



                                                                    (continued)

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements



(6)      Capital

         Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares.
         No Certificates were exchanged for Sub-shares in 1996, 1995 or 1994.

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

(7)      Deferred Revenue on Land Sales

         In 1991, the Trust sold 362.15 acres of land for total consideration of $1,035,749. The Trust received $129,470 in cash and an 11%, 15-year note receivable for the remainder. This transaction was accounted for under the installment method of accounting; accordingly, a portion of the profit was deferred and recognized ratably into income as the note amortized. During 1994, the balance of the note was collected and the remaining deferred revenue of $745,738 was recognized.

(8)      Oil and Gas Producing Activities (Unaudited)

         The Trust's share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 1996, 1995 and 1994, respectively: oil (in barrels) - 120,432, 107,203 and 97,066; and gas (in thousands of cubic feet) - 444,353, 504,177 and 362,827. Reserves related to the Trust's royalty interests are not presented because the information is unavailable.



                                                                    (continued)

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements



(9)      Selected Quarterly Financial Data (Unaudited)

         The following tables present unaudited financial data of the Trust for each quarter of 1996 and 1995:

                                              Quarter ended
                            -----------------------------------------------------
                            December 31, September 30,    June 30,      March 31,
                                1996          1996          1996          1996
                            -----------   -----------   -----------   -----------
Income                      $ 2,648,126   $ 1,780,079   $ 2,744,099   $ 1,408,783
                            ===========   ===========   ===========   ===========

Income before provision
    for federal taxes on
    income                  $ 2,264,099   $ 1,383,602   $ 1,533,361   $   957,498
                            ===========   ===========   ===========   ===========

Net income                  $ 1,555,320   $   969,489   $ 1,058,680   $   680,784
                            ===========   ===========   ===========   ===========

Net income per
    Sub-share Certificate   $       .54   $      .33    $       .36   $       .23
                            ===========   ===========   ===========   ===========

                                              Quarter ended
                            -----------------------------------------------------
                            December 31, September 30,    June 30,      March 31,
                                1995          1995          1995          1995
                            -----------   -----------   -----------   -----------
Income                      $ 1,509,210   $ 1,073,625   $ 2,181,662   $ 1,675,788
                            ===========   ===========   ===========   ===========

Income before provision
    for federal taxes on
    income                  $ 1,122,450   $   694,766   $ 1,725,774   $ 1,208,728
                            ===========   ===========   ===========   ===========

Net income                  $   784,401   $   492,057   $ 1,200,935   $   851,508
                            ===========   ===========   ===========   ===========

Net income per
    Sub-share Certificate   $       .26   $       .16   $       .39   $       .28
                            ===========   ===========   ===========   ===========

                               INDEX TO EXHIBITS

        Exhibit
          No.                           Item
        ------                          ----
          27                 Financial Data Schedule