Form 10-Q
period 1997-03-31
TEXAS PACIFIC LAND TRUST
filed 1997-05-13
CIK 97517

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period  from                  to

Commission file number              1-737

                            TEXAS PACIFIC LAND TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NOT APPLICABLE                                  75-0279735
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                              Identification No.)

             80 Broad Street, Suite 2700, New York, New York     10004
-------------------------------------------------------------------------------
             (Address of principal executive offices)          (Zip Code)

                                  212/269-2266
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

                                     Part I

                             FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                       MARCH 31, 1997 and DECEMBER 31, 1996
                       ------------------------------------

                                  (Unaudited)


                                                                   March 31,   December 31,
         ASSETS                                                      1997          1996
                                                                   ---------   ------------
Cash                                                             $   268,018   $   144,898
Temporary cash investments                                         1,900,000     1,650,000
Accounts receivable                                                  435,252       436,142
Accrued interest receivable                                          259,288       203,107
Prepaid expenses                                                      32,018        45,740
Notes receivable for land sales                                    6,082,475     5,067,778
Real estate acquired through foreclosure:
   (27,830.19 acres at March 31, 1997 and December 31, 1996)       6,034,969     6,034,969
Water wells, leasehold improvements, furniture and
   equipment - at cost less accumulated depreciation                 138,119       127,600

Property, no value assigned (Note 2):
   Land (surface rights) situated in twenty-one counties in
      Texas - 1,069,845.64 acres in 1997 and 1,075,685.03
      acres in 1996                                                     --            --

   Town lots in Iatan, Loraine and Morita - 628 lots in 1997
      and 1996                                                          --            --

   1/16 nonparticipating perpetual royalty interest in
      386,987.70 acres in 1997 and 1996                                 --            --

   1/128 nonparticipating perpetual royalty interest in
      85,413.60 acres in 1997 and 1996                                  --            --
                                                                 -----------   -----------
                                                                 $15,150,139   $13,710,234
                                                                 ===========   ===========

         LIABILITIES AND CAPITAL

Federal income taxes                                             $   663,251   $    99,824
Other taxes                                                          113,534        26,338
Other liabilities                                                     38,651        15,034
Escrow deposits on land sales                                         82,000        55,000

Deferred taxes                                                     3,736,180     3,388,382
                                                                 -----------   -----------
      Total liabilities                                            4,633,616     3,584,578

Capital (Note 3)
   Certificates of Proprietary Interest, par value $100
      each; outstanding one certificate in 1997 and 1996                --            --

   Sub-share Certificates in Certificates of Proprietary
      Interest, par value $.16 2/3 each; outstanding
      2,825,205 sub-shares in 1997 and 2,848,105 sub-shares
      in 1996                                                           --            --

   Net proceeds from all sources                                  10,516,523    10,125,656
                                                                 -----------   -----------
      Total capital                                               10,516,523    10,125,656
                                                                 -----------   -----------
                                                                 $15,150,139   $13,710,234
                                                                 ===========   ===========


                See accompanying notes to financial statements.

                                      (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME
                            ------------------------

                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                        ------------------

                                                      1997               1996
                                                   ----------         ----------
Income:
     Rentals, royalties and sundry income          $1,285,946         $  938,129
     Land sales                                     2,188,172            351,526
     Interest                                         168,868            119,128
                                                   ----------         ----------
                                                    3,642,986          1,408,783
                                                   ----------         ----------

Expenses:
     Taxes, other than Federal income taxes           152,435            147,114
     General and administrative expenses              299,056            304,171
                                                   ----------         ----------
                                                      451,491            451,285
                                                   ----------         ----------

            Income before provision for
                 Federal income taxes               3,191,495            957,498

Provision for Federal income taxes (Note 4)         1,014,168            276,714
                                                   ----------         ----------

                 Net income                        $2,177,327         $  680,784
                                                   ==========         ==========

Average number of sub-share certificates
       and equivalent sub-share certificates
       outstanding                                  2,842,905          2,956,738
                                                   ==========         ==========

Earnings per sub-share certificate                  77(cents)          23(cents)
                                                   ==========         ==========

Cash dividend per sub-share certificate             40(cents)          40(cents)
                                                   ==========         ==========


                See accompanying notes to financial statements.



                                      (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)

                                                                          Three Months Ended
                                                                                March 31
                                                                       1997                    1996
                                                                   -----------             -----------
Cash flows from operating activities:

   Net income                                                      $ 2,177,327             $   680,784

      Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation                                                 10,050                   2,820

           Deferred taxes                                              347,798                (138,529)

           (Increase) decrease in assets:
              Notes and accounts receivable                         (1,013,807)                (77,750)
              Accrued interest receivable                              (56,181)                (21,753)
              Prepaid expenses                                          13,722                  14,510
           Increase (decrease) in liabilities:
              Federal income taxes                                     563,427                   9,434
              Other taxes                                               87,196                  97,872
              Escrow deposits on land sales                             27,000                  51,000
              Other liabilities                                         23,617                  59,998
                                                                   -----------             -----------

                 Total adjustments                                       2,822                  (2,398)
                                                                   -----------             -----------

                    Net cash provided by operating activities        2,180,149                 678,386
                                                                   -----------             -----------

Cash flows from investing activities:
   Additions to water wells, leasehold improvements,
      furniture and equipment                                          (20,569)                    --
                                                                   -----------             -----------
Cash flows from financing activities:

   Sub-shares purchased for retirement                                (651,578)               (777,085)

   Dividends paid                                                   (1,134,882)             (1,178,802)
                                                                   -----------             -----------

                    Net cash used by financing activities           (1,786,460)             (1,955,887)
                                                                   -----------             -----------
   Net (decrease) increase in cash and cash equivalents                373,120              (1,277,501)

   Cash and cash equivalents at beginning
     of year                                                         1,794,898               3,022,985
                                                                   -----------             -----------
   Cash and cash equivalents at end
     of period                                                     $ 2,168,018             $ 1,745,484
                                                                   ===========             ===========


                See accompanying notes to financial statements.

                                      (3)

                            TEXAS PACIFIC LAND TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                         -----------------------------

(1) In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of March 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1997 and March 31, 1996, respectively. These financial statements and foot notes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 included in the Trust's Form
         10-K.

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

(5) The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the three months ended March 31, 1997 and 1996 is summarized as follows:

                                                       1997           1996
                                                       ----           ----

         Federal income taxes paid                  $  102,943     $  405,809
                                                    ==========     ==========

         There were no non-cash investing and financing activities during the three months ended March 31, 1997 and 1996.



                                      (4)

                         Management's Discussion and
                     Analysis of Financial Condition and
                        Results of Operations for the
                              Three Months Ended
                           March 31, 1997 and 1996
                     -----------------------------------




Earnings per sub-share were $.77 for the first quarter of 1997 compared with $.23 in the first quarter of 1996.

Total revenues for the first quarter of 1997 were $3,642,986 compared with $1,408,783 in the first quarter of 1996, an increase of 158.6%.

The Trust sold 5,839.39 acres of land for a total of $2,188,172, an average of $375 per acre, in the first quarter of 1997. In the comparable period of 1996 a total of 50.22 acres were sold for $351,526, an average of $7,000 per acre.

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

Rentals, royalties and sundry income amounted to $1,285,946 in the first quarter of 1997, an increase of 37.1% compared with the first quarter of 1996.

Oil and gas royalty revenue was $1,055,592, up 46.7% compared with the first quarter of 1996. Oil royalty revenue was $707,220, up 38.9% compared with 1996. Crude oil production subject to the Trust's royalty interest was up 3.8% in the first quarter, and the average price per barrel was up 33.8% compared with 1996. Gas royalty revenue was $348,372 in the first quarter, up 65.5% on a volume decrease of 8.0% and a price increase of 80.0%.




                                      (5)

--------------------------------

Interest revenue increased 41.8% in the first quarter of 1997, compared with 1996. Interest from notes receivable amounted to $139,125, an increase of 68.5%. Notes receivable were $6,082,475 as of March 31, 1997, an increase of 69.4% for the comparable period. Sundry interest was $29,743, down 18.6% compared with 1996.

Taxes, other than Federal taxes on income, were up 3.6% in the first quarter of 1997 compared with last year.

The Trust's oil and gas royalty revenues, lease rentals and receipts of interest and principal on notes receivable has generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the predictable future.



                                      (6)

                                    PART II

                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

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



                                            TEXAS PACIFIC LAND TRUST
                                            ------------------------
                                                  (Registrant)


Date May 13, 1997                           By   /s/ ROY THOMAS
    --------------                            --------------------------------
                                                 Roy Thomas, General Agent,
                                                 Authorized Signatory and
                                                 Principal Financial Officer




                                      (7)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                         EXHIBIT
-------                        -------

  27          Financial Data Schedule