Form 10-Q
period 1997-06-30
TEXAS PACIFIC LAND TRUST
filed 1997-08-12
CIK 97517

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997
                              --------------------------------------------------

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number               1-737
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


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

                                     Part I
                             FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                      JUNE 30, 1997 and DECEMBER 31, 1996
                                  (Unaudited)


                                                                                                June 30,     December 31,
                ASSETS                                                                            1997          1996
                                                                                              -----------   -----------
Cash                                                                                          $   238,645   $   144,898
Temporary cash investments                                                                      1,900,000     1,650,000
Accounts receivable                                                                               440,474       436,142
Accrued interest receivable                                                                       248,111       203,107
Prepaid expenses                                                                                   18,296        45,740
Federal income taxes receivable                                                                    18,696            --
Notes receivable for land sales                                                                 7,714,871     5,067,778
Real estate acquired through foreclosure:
      (27,585.95 acres at June 30, 1997 and 27,830.19 acres at
      December 31, 1996)                                                                        4,466,895     6,034,969
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                                          153,162       127,600

Property, no value assigned (Note 2):
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,069,205.64 acres in 1997 and 1,075,685.03 acres in 1996                             --            --

     Town lots in Iatan, Loraine and Morita - 628 lots in 1997 and 1996                                --            --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 1997 and 1996             --            --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 1997 and 1996             --            --
                                                                                              -----------   -----------
                                                                                              $15,199,150   $13,710,234
                                                                                              ===========   ===========

                LIABILITIES AND CAPITAL

Federal income taxes                                                                          $        --   $    99,824
Other taxes                                                                                       196,894        26,338
Other liabilities                                                                                  94,036        15,034
Escrow deposits on land sales                                                                      55,000        55,000

Deferred taxes                                                                                  3,745,536     3,388,382
                                                                                              -----------   -----------
          Total liabilities                                                                     4,091,466     3,584,578

Capital (Note 3)
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 1997 and 1996                                         --            --

      Sub-share Certificates in Certificates of Proprietary
            Interest, par value $.16 2/3 each; outstanding
            2,808,405 sub-shares in 1997 and 2,848,105 sub-
            shares in 1996                                                                             --            --

      Net proceeds from all sources                                                            11,107,684    10,125,656
                                                                                              -----------   -----------
           Total capital                                                                       11,107,684    10,125,656
                                                                                              -----------   -----------
                                                                                              $15,199,150   $13,710,234
                                                                                              ===========   ===========

                See accompanying notes to financial statements.

                                      (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME


                                 (Unaudited)


                                                                   Three Months Ended                       Six Months Ended
                                                                         June 30                                June 30
                                                                ------------------------                 -----------------------
                                                                   1997          1996                       1997         1996
                                                                ----------    ----------                 ----------   ----------
Income:
     Rentals, royalties and sundry income                       $1,145,581    $1,371,296                 $2,431,527   $2,309,425
     Land sales                                                  2,344,150     1,262,194                  4,532,322    1,613,720
     Interest                                                      180,848       110,609                    349,716      229,737
                                                                ----------    ----------                 ----------   ----------
                                                                 3,670,579     2,744,099                  7,313,565    4,152,882
                                                                ----------    ----------                 ----------   ----------

Expenses:
     Taxes, other than Federal taxes
         on income                                                 137,900       153,301                    290,335      300,415
     General and administrative expenses                           349,381       255,391                    648,437      559,562
     Basis in real estate sold                                   1,568,074       802,046                  1,568,074      802,046
                                                                ----------    ----------                 ----------   ----------
                                                                 2,055,355     1,210,738                  2,506,846    1,662,023
                                                                ----------    ----------                 ----------   ----------

         Income before provision for
                Federal income taxes                             1,615,224     1,533,361                  4,806,719    2,490,859

Provision for Federal income taxes
      (Note 4)                                                     502,409       474,681                  1,516,577      751,395
                                                                ----------    ----------                 ----------   ----------
                  Net income                                    $1,112,815    $1,058,680                 $3,290,142   $1,739,464
                                                                ==========    ==========                 ==========   ==========
Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                                                2,820,572     2,930,105                  2,831,739    2,943,422
                                                                ==========    ==========                 ==========   ==========
Earnings per sub-share certificate                              $      .39    $      .36                 $     1.16    $     .59
                                                                ==========    ==========                 ==========   ==========
Cash dividend per sub-share certificate                                 --            --                 $      .40    $     .40
                                                                ==========    ==========                 ==========   ==========


                See accompanying notes to financial statements.










                                      (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                    ----------------------------
                                                                                        1997            1996
                                                                                    ------------    ------------
Cash flows from operating activities:

    Net income                                                                      $  3,290,142    $  1,739,464

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                             20,100           5,640

                 Deferred taxes                                                          357,154        (194,390)

                 (Increase) decrease in assets:
                    Notes and accounts receivable                                     (2,651,425)       (695,026)
                    Accrued interest receivable                                          (45,004)        (14,070)
                    Federal income taxes receivable                                      (18,696)             --
                    Prepaid expenses                                                      27,444          29,019
                    Real estate acquired through foreclosure                           1,568,074         802,046
                 Increase (decrease) in liabilities:
                    Federal income taxes                                                 (99,824)       (140,025)
                    Other taxes                                                          170,556         193,913
                    Escrow deposits on land sales                                             --          30,000
                    Other liabilities                                                     79,002          16,004
                                                                                    ------------    ------------
                        Total adjustments                                               (592,619)         33,111
                                                                                    ------------    ------------
                            Net cash provided by operating activities                  2,697,523       1,772,575
                                                                                    ------------    ------------
Cash flows from investing activities:
   Additions to water wells, leasehold improvements,
          furniture and equipment                                                        (45,662)        (16,368)
                                                                                    ------------    ------------
Cash flows from financing activities:

    Sub-shares purchased for retirement                                               (1,173,232)     (1,554,870)

    Dividends paid                                                                    (1,134,882)     (1,178,802)
                                                                                    ------------    ------------
                         Net cash used by financing activities                        (2,308,114)     (2,733,672)
                                                                                    ------------    ------------
Net (decrease) increase in cash and cash equivalents                                     343,747        (977,465)

Cash and cash equivalents at beginning
    of year                                                                            1,794,898       3,022,985
                                                                                    ------------    ------------
Cash and cash equivalents at end
    of period                                                                       $  2,138,645    $  2,045,520
                                                                                    ============    ============


                See accompanying notes to financial statements.



                                      (3)

                            TEXAS PACIFIC LAND TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997



(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of June 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three and six months ended June 30, 1997 and June 30, 1996, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 included in the Trust's Form 10-K.

(2) No value is assigned to the land, unless acquired through foreclosure; consequently, no allowance for depletion is computed, and no charge to income is made therefor, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

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

(5) The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the six months ended June 30, 1997 and 1996 is summarized as follows:

                                                   1997                 1996
                                                   ----                 ----
         Federal income taxes paid              $1,277,943           $1,085,810
                                                ==========           ==========

         There were no non-cash investing and financing activities during the six months ended June 30, 1997 and 1996.













                                      (4)

                          Management's Discussion and
                      Analysis of Financial Condition and
                         Results of Operations for the
                                Six Months Ended

                             June 30, 1997 and 1996


Earnings per sub-share were $.39 for the second quarter of 1997 compared with $.36 in the second quarter of 1996.

Total revenues for the second quarter of 1997 were $3,670,579 compared with $2,744,099 in the second quarter of 1996, an increase of 33.8%. One second quarter land sale of $2,296,150 had a land cost basis (from repossession) of $1,568,074. As indicated in note 2 to the financial statements, land sold by the Trust typically has no related costs, unless acquired through foreclosure.

The Trust had one land sale in El Paso County in the second quarter, totaling
241.7 acres, and one sale of 640 acres in Ector County for total consideration of $2,344,150, an average of $2,659 per acre. This compares to 715 acres for $1,262,194, an average of $1,765 per acre, in the second quarter of 1996.

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

Rentals, royalties and sundry income amounted to $1,145,581 for the second quarter compared to $1,371,296 for the second quarter of 1996, down 16.5%. This 16.5% decrease is primarily due to a decrease in pipeline easement income due to unusually large income in this category in the comparison second quarter of 1996.

Oil and gas royalty revenue was $812,514, down just fractionally for the period. Oil royalty revenue was $606,690, up 4.2% compared with 1996. Crude oil production subject to the Trust's royalty interest was up 7.8% in the second quarter, and the average price per barrel was down 3.4% compared to 1996. Gas royalty revenue was $205,824 in the second quarter, down 12.6% on a fractional volume decrease and a price decrease of 12.1%.

Interest revenue was up 63.5% in the second quarter, compared with 1996. Interest from notes receivable amounted to $155,512 in the second quarter, and $294,637 in the first six months, up 78.1% and 73.4% respectively for the second quarter and first six months of 1997. Notes receivable have increased from $4,201,182 to $7,714,871 or 83.6% in the period since June 30, 1996.
Sundry interest for the second quarter was $25,336, up 8.7% and for the first six months was $55,079, down 8.0% compared to 1996.

Taxes, other than Federal income taxes, were down 10.1% in the second quarter and 3.4% in the first six months of 1997.

General and administrative expenses increased $93,990 (36.8%) in the second quarter and $88,875 (15.9%) in the first six months primarily due to a $90,000 expense for an environmental cleanup of a tract of land sold during the second quarter.





                                      (5)

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



                                                    TEXAS PACIFIC LAND TRUST
                                                --------------------------------
                                                         (Registrant)



Date August 12, 1997                   By  /s/ ROY THOMAS
    ----------------------------------    --------------------------------------
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