Form 10-Q
period 1997-09-30
TEXAS PACIFIC LAND TRUST
filed 1997-11-10
CIK 97517

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997
                              --------------------------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

Commission file number             1-737
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

                                     Part I
                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 and DECEMBER 31, 1996
                                   (Unaudited)

                                                                                               September 30,    December 31,
                ASSETS                                                                             1997             1996
                                                                                               -------------    ------------
Cash                                                                                            $   537,233     $   144,898
Temporary cash investments                                                                        1,750,000       1,650,000
Accounts receivable                                                                                 438,855         436,142
Accrued interest receivable                                                                         352,144         203,107
Prepaid expenses                                                                                      4,574          45,740
Notes receivable for land sales                                                                   9,299,987       5,067,778
Real estate acquired through foreclosure:
     (27,585.95 acres at September 30, 1997 and 27,830.19 acres at
     December 31, 1996)                                                                           4,466,895       6,034,969
Water wells, leasehold improvements, furniture and
     equipment - at cost less accumulated depreciation                                              152,588         127,600

Property, no value assigned (note 2):
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,066,287.00 acres in 1997 and 1,075,685.03 acres in 1996                             --              --

     Town lots in Iatan, Loraine and Morita - 628 lots in 1997 and 1996                                --              --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 1997 and 1996             --              --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 1997 and 1996             --              --

                                                                                                -----------     -----------
                                                                                                $17,002,276     $13,710,234
                                                                                                ===========     ===========

                LIABILITIES AND CAPITAL

Federal income taxes payable                                                                    $   151,307     $    99,824
Other taxes payable                                                                                 281,523          26,338
Other liabilities                                                                                    91,348          15,034
Escrow deposits on land sales                                                                         5,000          55,000

Deferred taxes                                                                                    4,286,774       3,388,382
                                                                                                -----------     -----------
          Total liabilities                                                                       4,815,952       3,584,578

Capital (note 3)
     Certificates of Proprietary Interest, par value $100
           each; outstanding one certificate in 1997 and 1996                                          --              --

     Sub-share Certificates in Certificates of Proprietary Interest, par value
           $.16 2/3 each; outstanding 2,774,805 sub-shares in 1997 and
           2,848,105 sub-shares in 1996                                                                --              --

     Net proceeds from all sources                                                               12,186,324      10,125,656
                                                                                                -----------     -----------
           Total capital                                                                         12,186,324      10,125,656

                                                                                                -----------     -----------
                                                                                                $17,002,276     $13,710,234
                                                                                                ===========     ===========



                 See accompanying notes to financial statements.




                                       (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME


                                  (Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                     September 30                  September 30
                                                                ------------------------       -------------------------
                                                                   1997          1996              1997         1996
Income:
     Rentals, royalties and sundry income                       $1,419,762    $1,276,800        $3,851,289   $3,586,225
     Land sales                                                  2,439,678       373,391         6,972,000    1,987,111
     Interest                                                      209,410       129,888           559,126      359,625
                                                                ----------    ----------        ----------   ----------
                                                                 4,068,850     1,780,079        11,382,415    5,932,961
                                                                ----------    ----------        ----------   ----------


Expenses:
     Taxes, other than Federal taxes
         on income                                                 133,822       152,589           424,157      453,004
     General and administrative expenses                           251,311       236,567           899,748      796,129
     Basis in real estate sold                                         --          7,321         1,568,074      809,367
                                                                ----------    ----------        ----------   ----------
                                                                   385,133       396,477         2,891,979    2,058,500
                                                                ----------    ----------        ----------   ----------


         Income before provision for
             Federal income taxes                                3,683,717     1,383,602         8,490,436    3,874,461

Provision for Federal income taxes
     (note 4)                                                    1,201,241       414,113         2,717,818    1,165,508
                                                                ----------    ----------        ----------   ----------

                  Net income                                    $2,482,476    $  969,489        $5,772,618   $2,708,953
                                                                ==========    ==========        ==========   ==========

Average number of sub-share certificates
     and equivalent sub-share certificates
     outstanding                                                 2,792,472     2,900,638         2,818,650    2,929,160
                                                                ==========    ==========        ==========   ==========
Earnings per sub-share certificate                                   $ .89         $ .33             $2.05        $ .92
                                                                ==========    ==========        ==========   ==========
Cash dividend per sub-share certificate                                --            --              $ .40        $ .40
                                                                ==========    ==========        ==========   ==========



                 See accompanying notes to financial statements.






                                     (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                       Nine Months Ended
                                                                                         September 30
                                                                                  ----------------------------
                                                                                     1997              1996
                                                                                  -----------      -----------
Cash flows from operating activities:

    Net income                                                                    $ 5,772,618      $ 2,708,953

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                          30,150            8,460

                 Deferred taxes                                                       898,392         (139,407)

                 (Increase) decrease in assets:
                    Notes and accounts receivable                                  (4,234,922)        (858,338)
                    Accrued interest receivable                                      (149,037)         (56,534)
                    Federal income taxes receivable                                      --            (20,483)
                    Prepaid expenses                                                   41,166           43,528
                    Real estate acquired through foreclosure                        1,568,074          809,367
                 Increase (decrease) in liabilities:
                    Federal income taxes                                               51,483         (240,412)
                    Other taxes                                                       255,185          295,308
                    Escrow deposits on land sales                                     (50,000)          50,000
                    Other liabilities                                                  76,314            7,737
                                                                                  -----------      -----------

                        Total adjustments                                          (1,513,195)        (100,774)
                                                                                  -----------      -----------

                            Net cash provided by operating activities               4,259,423        2,608,179
                                                                                  -----------      -----------

Cash flows from investing activities -
   additions to water wells, leasehold improvements,
   furniture and equipment                                                            (55,138)         (16,368)
                                                                                  -----------      -----------

Cash flows from financing activities:

    Sub-shares purchased for retirement                                            (2,577,068)      (2,469,708)

    Dividends paid                                                                 (1,134,882)      (1,178,802)
                                                                                  -----------      -----------

                         Net cash used by financing activities                     (3,711,950)      (3,648,510)
                                                                                  -----------      -----------

Net (decrease) increase in cash and cash equivalents                                  492,335       (1,056,699)

Cash and cash equivalents at beginning
    of year                                                                         1,794,898        3,022,985
                                                                                  -----------      -----------
Cash and cash equivalents at end
    of period                                                                     $ 2,287,233      $ 1,966,286
                                                                                  ===========      ===========



                 See accompanying notes to financial statements.



                                      (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of September 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three and nine months ended September 30, 1997 and September 30, 1996, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 included in the Trust's Form 10-K.

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

(5) The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the nine months ended September 30, 1997 and 1996 is summarized as follows:


                                              1997           1996
                                              ----           ----
         Federal income taxes paid         $1,767,943      $1,565,810
                                           ==========      ==========


         There were no non-cash investing and financing activities during the nine months ended September 30, 1997 and 1996.











                                     (4)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                                Nine Months Ended
                           September 30, 1997 and 1996

Earnings per sub-share certificate for the third quarter of 1997 were $.89 compared with $.33 in the third quarter of 1996. Earnings per sub-share certificate for nine months ended September 30, 1997 were $2.05 compared with $.92 for 1996.

In the third quarter of 1997, land sales totalled $2,439,678 which was 2,940.93 acres at an average price of $830 per acre. In the comparable period of 1996, 1,827.73 acres were sold for $373,391, a price of $204 per acre. The first nine months of 1997 had total land sales of 9,662 acres for $6,972,000, an average of $722 per acre, compared to 2,593.27 acres for $1,987,111, an average of $766 per acre in 1996.

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

Rentals, royalties and sundry income were $3,851,289 for the first nine months of 1997, which is an increase of 7.4% over the first nine months of 1996.

Oil and gas royalty was $764,948 for the third quarter of 1997 compared to $844,266 for the third quarter of 1996, down 9.4%. Crude oil production subject to the Trust's royalty interest was down 3.2% for the third quarter of 1997, and the average price per barrel decreased 7.5%. Oil royalty revenue was $552,146 for the third quarter of 1997 compared to $617,038 for 1996 down 10.5%. Gas royalty revenue for the third quarter of 1997 was $212,802 compared to $227,228 for 1996 down 6.3% on a volume decrease of 3.9%. Oil and gas royalty revenue for the first nine months of 1997 was $2,633,054, up 10.6%. Oil royalty revenue for the first nine months of 1997 was $1,866,055, up 9.2% over 1996. Crude oil production was up 2.7% for 1997 and the average price for crude oil increased 6.4% over the first nine months of 1996. Gas royalty revenue for the first nine months was $766,999 compared to $673,261 in 1996, an increase of 13.9%. Gas volume decreased 4.2% and the average price was increased by 18.7% when comparing the first nine months of 1997 to 1996.

Interest revenue increased 61.2% in the third quarter, and 55.5% for the first nine months of 1997. Interest on notes receivable was $182,444 for the third quarter of 1997 compared to $104,638 in 1996. Interest on notes receivable for the first nine months of 1996 was $477,081 compared to $274,527 in the 1996 period. At the end of September 1997 notes receivable were $9,299,987 compared to $4,368,674 at September 30, 1996. Prepaid principal on notes amounted to $86,534 at September 30, 1997 compared to $106,392 at September 30, 1996.

Taxes, other than Federal taxes on income, were down 12.3% for the third quarter of 1997, and down 6.4% for the first nine months of 1997 compared to 1996.




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





                                        TEXAS PACIFIC LAND TRUST
                                        ---------------------------------------
                                                     (Registrant)



Date  November 10, 1997                   By /s/ ROY THOMAS
    ---------------------------           -------------------------------------
                                          Roy Thomas, General Agent
                                          Authorized Signatory and Principal
                                          Financial Officer













                                               (7)

                              INDEX TO EXHIBITS





EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------

27                              Financial Data Schedule



















                                     (8)