Form 10-K405
period 1997-12-31
TEXAS PACIFIC LAND TRUST
filed 1998-03-30
CIK 97517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended December 31, 1997                             Commission file number 1-737

                            TEXAS PACIFIC LAND TRUST
             (Exact name of registrant as specified in its charter)

        Not Applicable                                       75-0279735
        --------------                                       ----------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)

80 Broad Street, Suite 2700, New York, New York                 10004
-----------------------------------------------                 -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code:                                       (212) 269-2266

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of Each
Title of Each Class                                Exchange on Which Registered
-------------------                                ----------------------------

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
                                                 ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of January 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $128,829,618.

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

         (b) Financial Information about Industry Segments. Texas Pacific does not have identifiable industry segments, although as shown in the Statements of Income included in the financial statements, land sales, oil and gas royalties and interest income are the major contributors to the income of Texas Pacific. See Statements of Income for additional sources of income for the last three (3) years of Texas Pacific.

         (c) Narrative Description of Business. (1) As previously indicated the business done and intended to be done by Texas Pacific consists of sales and leases of land owned by it, retaining oil and gas royalties, temporary cash investments and the overall management of the land owned by it.

         (i) During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of income.

                                                     1997              1996             1995
                                                     ----              ----             ----

                    Land Sales                        55%               37%              32%
                    Oil and Gas Royalties             26%               40%              39%

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

         (vii) Texas Pacific Land Trust received $988,232 or 29 percent of its oil and gas royalty income from 87 leases operated by Texaco Inc.

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

ITEM 2:  PROPERTIES.

         Texas Pacific Land Trust owns the surface estate in approximately 1,093,067 acres of land located in 21 counties in the western part of Texas. Also, the Trust owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,413 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 1997, grazing leases were in effect on 97.5 percent or approximately 1,065,845 acres of the Trust's land. Approximately 10,468 acres of land were sold in 1997. The Trust leases office space in Dallas and El Paso, Texas and New York, New York.


ITEM 3:  LEGAL PROCEEDINGS.

         Texas Pacific is not involved in any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This item is not applicable to Texas Pacific.

ITEM 5:  MARKET FOR SUB-SHARE CERTIFICATES AND RELATED SECURITY HOLDER MATTERS.

         The range of reported sales for sub-shares on the New York Stock Exchange for the past two years has been as follows:

                                     1997                    1996
                            ---------------------    -------------------
                             HIGH           LOW      HIGH          LOW
                             ----           ---      ----          ---

1st Quarter                 $29 3/4       $26 1/2    $32 1/2     $25 5/8
2nd Quarter                  36            29 3/8     31          28 1/4
3rd Quarter                  58 3/8        34 7/8     29 5/8      27
4th Quarter                  56            34 1/2     29 1/4      24 3/4

         Certificates of Proprietary Interest and sub-shares are interchangeable in the ratio of one certificate for 600 sub-shares or 600 sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a dividend once a year for the preceding 42 years. The dividend was $.40 per sub-share in 1997 and $.40 per sub-share in 1996. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to sufficient earnings of the Trust being accomplished.

         The approximate number of holders of Certificates of Proprietary Interest and sub-shares as of January 31, 1998 were:

         Certificates of Proprietary Interest                        1
         Sub-shares in Certificates of Proprietary Interest      1,024
                                                                 -----

                      TOTAL                                      1,025
                                                                 =====

ITEM 6:  SELECTED FINANCIAL DATA.

                       SUMMARY OF SELECTED FINANCIAL DATA

                          1997            1996            1995            1994            1993
                      -----------     -----------     -----------     -----------     -----------

Gross revenue         $13,075,037     $ 8,581,087     $ 6,440,285     $ 9,102,833     $ 5,262,762

Expenses                3,243,920       2,442,527       1,688,567       1,792,839       1,681,745
                      -----------     -----------     -----------     -----------     -----------

Income before
provision for
Federal income
taxes                   9,831,117       6,138,560       4,751,718       7,309,994       3,581,017

Provision for
Federal income
taxes                   3,124,376       1,874,287       1,422,817       2,336,325       1,894,131*
                      -----------     -----------     -----------     -----------     -----------

Net income            $ 6,706,741     $ 4,264,273     $ 3,328,901     $ 4,973,669     $ 1,686,886
                      ===========     ===========     ===========     ===========     ===========


Net income per
Sub-share             $      2.39     $      1.46     $      1.09     $      1.58     $       .52

Dividends per
Sub-share             $       .40     $       .40     $       .40     $       .40     $       .40

Average number
of Sub-shares
outstanding             2,809,313       2,913,913       3,038,847       3,149,609       3,248,709
                      ===========     ===========     ===========     ===========     ===========


Total assets,
exclusive of
property with
no assigned
value                 $16,673,289     $13,710,234     $13,901,804     $14,971,994     $13,255,288
                      ===========     ===========     ===========     ===========     ===========



         * Includes $812,030, $.25 per sub-share, cumulative effect of change in accounting for income taxes in 1993.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Land sales amounted to $7,152,032 in 1997 compared to $3,164,000 in 1996 and $2,057,764 in 1995. A total of 10,467.69 acres were sold in 1997 at an average price of $683 per acre, compared to 3,545.51 acres in 1996 and 27,604.37 acres in 1995 at an average price per acre of $892 and $75, respectively.

         Land sales may vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of land sales in the future. The Trust is a passive seller of land; it does not actively solicit sales of land. The demand for and the sales price of any particular tract of the Trust's land is influenced by many factors including the national and local economics, the rate of residential and commercial development in nearby areas, livestock carrying capacity, and the conditions of the local agricultural industry which itself is influenced by range conditions and prices for livestock and other agricultural products. Approximately 99% of the Trust's land is classified as ranch land and intermingled with other ownerships to form ranching units. Ranch land sales are, therefore, largely dependent on the actions of the adjoining landowners.

         Oil and gas royalty revenue was $3,440,800 in 1997 compared to $3,416,574 in 1996 and $2,508,663 in 1995. Oil royalty revenue was $2,411,266 and gas royalty revenue amounted to $1,029,534 in 1997. Crude oil production from Trust royalty wells increased 8/10 of one percent and the average received for crude oil decreased 1.5%. Total gas production decreased 9.4% and the average price for gas increased 14.8%. The average price per royalty barrel of crude oil for 1997, 1996, and 1995 was $19.86, $20.16 and $16.54 respectively.
The Trust's oil and gas royalty income is from perpetual non participating royalty interests. The Trust has no control over changes in production or prices of oil and gas. The oil and gas industry has had increased activity in 1997 in the areas where Trust royalty is held and this may or may not result in increased oil and gas production to the Trust. Interest revenue was $802,296 in 1997 compared to $486,318 in 1996 and $609,895 in 1995. Interest on notes receivable amounted to $693,569 in 1997 compared to $379,454 in 1996 and $480,073 in 1995. At 1997 year end, notes receivable from land sales was $9,307,218 compared to $5,067,778 in 1996 and $3,509,008 in 1995. Sundry
interest amounted to $108,727 in 1997, $106,864 in 1996 and $129,822 in

1995. Sundry revenue income in 1997 was $1,154,350 compared to $978,945 in 1996 and $732,036 in 1995. Sundry revenue in 1997 and 1996 increased significantly by seismic revenue and pipeline easement revenue which are unpredictable as future sources of income.

         Taxes, other than Federal taxes on income, were $522,861 in 1997 compared to $588,369 in 1996 and $558,697 in 1995. Oil and gas production taxes were $189,912 in 1997 compared to $187,484 in 1996 and $138,018 in 1995. Ad valorem taxes were $298,406 in 1997 compared to $368,541 in 1996 and $390,122 in 1995. Basis in real estate sold was $1,568,074 in 1997, $809,367 in 1996 and
$-0- in 1995. All other expenses were $1,152,985 in 1997, $1,044,791 in 1996 and
$1,129,870 in 1995.

         The Trust's oil and gas royalty revenue, lease rentals, and receipts of interest and principal payments on notes receivable have generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the foreseeable future.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements attached hereto.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
DISCLOSURES.

         This item is not applicable to Texas Pacific.


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)      Directors:

                                   POSITION AND              PERIOD DURING
                                   OFFICES HELD              WHICH PERSON
       NAME              AGE       WITH REGISTRANT           HAS SERVED IN OFFICE
       ----              ---       ---------------           --------------------

George C. Fraser III      75       Trustee and Chairman      Trustee since 10/01/61
                                   of the Trustees

Maurice Meyer III         62       Trustee and Member        Trustee since 02/28/91
                                   of Audit Committee

Joe R. Clark              70       Trustee and Member        Trustee since 02/20/87
                                   of Audit Committee

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

         (b)      Executive Officers.

                                   POSITION AND              PERIOD DURING
                                   OFFICES HELD              WHICH PERSON
      NAME               AGE       WITH REGISTRANT           HAS SERVED IN OFFICE
      ----               ---       ---------------           --------------------

George C. Fraser III      75       Trustee and Chairman      Chairman of Trustees
                                   of the Trustees           since 02/28/91

Roy Thomas                51       General Agent and         General Agent of Texas
                                   Secretary                 Pacific Land Trust
                                                             commencing 01/01/95
                                                             and Secretary
                                                             commencing 01/01/95;
                                                             Assistant General
                                                             Agent from 12/01/92
                                                             through 12/31/94

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

         (e)      Business Experience.

NAME OF TRUSTEE OR                          PRINCIPAL OCCUPATION OR EMPLOYMENT
 EXECUTIVE OFFICER                              DURING THE PAST FIVE YEARS
------------------                          ----------------------------------

George C. Fraser III                        Chairman of the Trustees of Texas
                                            Pacific Land Trust; geologist Self-
                                            employed as independent oil & gas
                                            producer and operator, Abilene, Texas

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

                               REMUNERATION TABLE

  (A)               (B)                   (C)                     (D)

                                 CASH & CASH EQUIVALENT      AGGREGATE OF
NAME OF          CAPACITIES      FORMS OF REMUNERATION     CONTINGENT FORMS
INDIVIDUALS   IN WHICH SERVED           SERVED              OF REMUNERATION
-----------   ---------------    ----------------------    ----------------

                                          (C1)                    (C2)
                                                           Securities of
                                   Salaries, Fees,         Property, In-
                                   Director's Fees,        surance Benefits
                                   Commissions and         or Reimbursements;
                                       Bonuses             Personal Benefits
                                 ----------------------    ------------------

Roy Thomas    Secretary &             $113,166.67           (1)         (2)
              General Agent

All Officers  Trustees in-            $121,166.67           (1)         (2)
& Directors   cluding Chairman;
as a Group    General Agent
(four in
number)


(1) During the year ending December 31, 1997, no Trustee or executive officer of the registrant received any compensation for services to the registrant in the form of securities or property, life or health insurance, medical reimbursement, personal benefits or other unreported compensation except for certain personal benefits such that the extent to which they were personal rather than business cannot be specifically or precisely ascertained without unreasonable effort or expenses and which did not in any event exceed the minimum reportable amount under this caption.

(2) The registrant maintains Texas Pacific Land Trust Employees' Pension Plan, a non-contributory defined benefit pension plan qualified under
         Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant's contribution, payment or accrual in respect to Mr. Thomas is not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% of each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $45,832.50 per year upon retirement at age 65. Total compensation paid during 1997 to the nine (9) employees covered by the Employees' Pension Plan was $484,779.14. No contribution was made to the plan in 1997. The remuneration covered by the plan is salary. The Trust does not maintain any other pension or retirement plan annuity contract, deferred compensation plan, incentive compensation plan or arrangement, stock purchase plan, profit sharing or thrift plan, or other similar arrangement.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) Security Ownership of Certain Beneficial Owners. No person or group owns of record, or is known by Texas Pacific to own beneficially, more than 5% of any class of voting certificates of Texas Pacific, treating the interchangeable Certificates of Proprietary Interest and Sub-Share Certificates as a single class for this purpose.

         (b) Security Ownership of Management: The following table gives the information indicated as to equity securities (Certificates of Proprietary Interest and Sub-Share Certificates) of Texas Pacific beneficially owned directly or indirectly by all trustees, naming them, and by all trustees and officers of the registrant, as a group:

                                                  AMOUNT AND NATURE
                              NAME OF                OF OWNERSHIP       PERCENT
TITLE AND CLASS (1)      BENEFICIAL OWNER        ON JANUARY 31, 1997    OF CLASS
-------------------      ----------------        -------------------    --------

Sub-share certificates:   George C. Fraser III        28,420 (2)          1.03%

Sub-share certificates:   Maurice Meyer III            6,000 (3)           .20%

Sub-share certificates:   Joe R. Clark                   500               .01%

Sub-share certificates:   All Trustees and
                          Officers as a Group         34,920              1.23%

         (1) The sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred sub-shares or six hundred sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. On December 31, 1997, no trustee or officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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



                           (Registrant)     TEXAS PACIFIC LAND TRUST



                                            By:
                                                -------------------------------
                                                George C. Fraser III
                                                Chief Executive Officer



                                            Date:
                                                 ------------------------------





                                            By:
                                                -------------------------------
                                                ROY THOMAS
                                                Chief Financial and Chief
                                                Accounting Officer



                                            Date:
                                                 ------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                       By:
                                               --------------------------------
                                               George C. Fraser III, Trustee



                                       Date:
                                               --------------------------------



                                       By:
                                               --------------------------------
                                               Joe R. Clark, Trustee



                                       Date:
                                               --------------------------------



                                       By:
                                               --------------------------------
                                               Maurice Meyer III, Trustee



                                       Date:
                                               --------------------------------

                           TEXAS PACIFIC LAND TRUST

                        Index to Financial Statements


Independent Auditors' Report

Balance Sheets - December 31, 1997, and 1996

Statements of Income - Years ended December 31, 1997, 1996 and 1995

Statements of Net Proceeds from All Sources - Years ended December 31, 1997,
        1996, and 1995

Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995

Notes to Financial Statements

Schedules - All schedules have been omitted because the required information is contained in the financial statements of related notes, or is not applicable.

                            TEXAS PACIFIC LAND TRUST

                              Financial Statements

                        December 31, 1997, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

[KPMG PEAT MARWICK LLP LOGO]



                          INDEPENDENT AUDITORS' REPORT


The Trustees and Certificate Holders
Texas Pacific Land Trust:

We have audited the accompanying balance sheets of Texas Pacific Land Trust as of December 31, 1997 and 1996, and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                              /s/ KPMG PEAT MARWICK LLP



Dallas, Texas
January 23, 1998

                            TEXAS PACIFIC LAND TRUST

                                 Balance Sheets

                           December 31, 1997 and 1996

                                    Assets                                   1997            1996
                                                                         -----------     -----------
Cash                                                                     $   112,591     $   144,898
Temporary cash investments - at cost which approximates market             1,800,000       1,650,000
Notes receivable for land sales ($799,166 due in 1998 and
    $540,744 due in 1997) (note 1)                                         9,307,218       5,067,778
Prepaid Insurance                                                             45,500          45,740
Other assets                                                                 798,455         639,249
Real estate acquired through foreclosure (note 3)                          4,466,895       6,034,969
Water wells, leasehold improvements, furniture and equipment -
    at cost less accumulated depreciation                                    142,630         127,600

Property, no value assigned (note 1):
    Land (surface rights) situated in twenty-one counties in Texas -
      1,065,481.33 acres in 1997 and 1,075,685.03 acres in 1996                   --              --
    Town lots in Iatan, Loraine, and Morita, Texas - 628 lots
    1/16 nonparticipating perpetual royalty interest in
      386,987.70 acres                                                            --              --
    1/128 nonparticipating perpetual royalty interest in
      85,413.60 acres                                                             --              --
                                                                         -----------     -----------
                                                                         $16,673,289     $13,710,234
                                                                         ===========     ===========

                           Liabilities and Capital

Accounts payable and other liabilities                                   $    93,072     $    70,034
Federal income taxes                                                          42,783          99,824
Other taxes                                                                   24,372          26,338
Deferred taxes (note 5)                                                    4,291,856       3,388,382
                                                                         -----------     -----------
                Total liabilities                                          4,452,083       3,584,578
                                                                         -----------     -----------

Capital (notes 1 and 6):
    Certificates of Proprietary Interest, par value $100 each;
      outstanding 1 certificate                                                   --              --
    Sub-share Certificates in Certificates of Proprietary Interest, par value $.16-2/3 each; outstanding 2,753,205 Sub-shares
      in 1997 and 2,848,105 Sub-shares in 1996                                    --              --
    Net proceeds from all sources                                         12,221,206      10,125,656
                                                                         -----------     -----------
                Total capital                                             12,221,206      10,125,656
                                                                         -----------     -----------
                                                                         $16,673,289     $13,710,234
                                                                         ===========     ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                              Statements of Income

                  Years ended December 31, 1997, 1996 and 1995

                                                               1997            1996            1995
                                                           -----------     -----------     -----------
Income
    Oil and gas royalties                                  $ 3,440,800     $ 3,416,574     $ 2,508,663
    Grazing lease rentals                                      525,559         535,250         531,927
    Land sales                                               7,152,032       3,164,000       2,057,764
    Interest                                                   802,296         486,318         609,895
    Easements and sundry income                              1,154,350         978,945         732,036
                                                           -----------     -----------     -----------
                                                            13,075,037       8,581,087       6,440,285
                                                           -----------     -----------     -----------

Expenses:
    Taxes, other than federal income taxes                     522,861         588,369         558,697
    Salaries                                                   484,779         446,637         413,800
    General expense, supplies and travel                       491,395         430,583         455,972
    Basis in real estate sold                                1,568,074         809,367              --
    Legal and professional fees                                103,120         103,870         192,218
    Commissions to local agents                                 16,490          39,975          30,233
    Depreciation                                                49,201          15,726          11,314
    Trustees' compensation                                       8,000           8,000           8,000
    Other                                                           --              --          18,333
                                                           -----------     -----------     -----------
                                                             3,243,920       2,442,527       1,688,567
                                                           -----------     -----------     -----------
                Income before provision for
                  federal income taxes                       9,831,117       6,138,560       4,751,718
                                                           -----------     -----------     -----------

Provision (benefit) for federal income taxes (note 5):
      Current                                                2,220,902       1,780,222       1,894,946
      Deferred                                                 903,474          94,065        (472,129)
                                                           -----------     -----------     -----------
                                                             3,124,376       1,874,287       1,422,817
                                                           -----------     -----------     -----------
                Net income                                 $ 6,706,741     $ 4,264,273     $ 3,328,901
                                                           ===========     ===========     ===========

Net income per Sub-share Certificate                       $      2.39     $      1.46     $      1.09
                                                           ===========     ===========     ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                   Statements of Net Proceeds from All Sources

                  Years ended December 31, 1997, 1996 and 1995


                                                         1997            1996            1995
                                                     -----------     -----------     -----------
Balance at beginning of year                         $10,125,656     $10,294,628     $10,869,181

Add net income for year                                6,706,741       4,264,273       3,328,901
                                                     -----------     -----------     -----------
                                                      16,832,397      14,558,901      14,198,082
                                                     -----------     -----------     -----------

Deduct:
    Cost of Sub-share Certificates in
      Certificates of Proprietary Interest
      purchased and cancelled - 94,900
      Sub-shares in 1997, 114,300 Sub-shares
      in 1996 and 112,900 Sub-shares in 1995           3,476,309       3,254,443       2,680,652
    Dividends paid - per Certificate of
      Proprietary Interest - $240 in 1997,
      1996 and 1995; per Sub-share
      Certificate - $0.40 in 1997, 1996 and 1995       1,134,882       1,178,802       1,222,802
                                                     -----------     -----------     -----------
                                                       4,611,191       4,433,245       3,903,454
                                                     -----------     -----------     -----------
Balance at end of year                               $12,221,206     $10,125,656     $10,294,628
                                                     ===========     ===========     ===========

See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995



                                                                  1997             1996             1995
                                                              -----------      -----------      -----------
Cash flows from operating activities:
    Net income                                                $ 6,706,741      $ 4,264,273      $ 3,328,901
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                               49,201           15,726           11,314
        Deferred taxes                                            903,474           94,065         (472,129)
        Change in assets and liabilities:
          New notes receivable from land sales                 (4,905,315)      (2,217,546)        (665,729)
          Payments received on notes receivable                   665,875          658,776        2,504,668
          Real estate acquired through foreclosure              1,568,074          809,367               --
          Prepaid insurance and other assets                     (158,966)        (213,560)          29,473
          Accounts payable and other liabilities                   23,038           14,988          (49,529)
          Federal income and other taxes payable                  (59,007)        (131,651)          26,021
                                                              -----------      -----------      -----------
                Net cash provided by operating activities       4,793,115        3,294,438        4,712,990
                                                              -----------      -----------      -----------

Cash flows from investing activities:
    Additions to water wells, leasehold improvements,
      furniture and equipment                                     (78,731)        (108,653)         (19,394)
    Retirements of water wells, leasehold improvements,
      furniture and equipment                                      14,500           19,373               --
                                                              -----------      -----------      -----------
                Net cash used in investing activities             (64,231)         (89,280)         (19,394)
                                                              -----------      -----------      -----------

Cash flows from financing activities:
    Purchase of Sub-share Certificates in
      Certificates of Proprietary Interest                     (3,476,309)      (3,254,443)      (2,680,652)
    Dividends                                                  (1,134,882)      (1,178,802)      (1,222,802)
                                                              -----------      -----------      -----------
                Net cash used in financing activities          (4,611,191)      (4,433,245)      (3,903,454)
                                                              -----------      -----------      -----------

Net increase (decrease) in cash and temporary
    cash investments                                              117,693       (1,228,087)         790,142
Cash and temporary cash investments
    at beginning of year                                        1,794,898        3,022,985        2,232,843
                                                              -----------      -----------      -----------
Cash and temporary cash investments at end of year            $ 1,912,591      $ 1,794,898      $ 3,022,985
                                                              ===========      ===========      ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 1997, 1996 and 1995


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

       (b)    Revenue Recognition and Notes Receivable

              The Trust generally receives cash payments on land sales of 25% or more within the first year of such sales. Thereafter, annual principal and interest payments are required by the Trust. Accordingly, income is recognized on land sales during the periods in which such sales are closed and sufficient amounts of cash down payments are received. For Federal income tax purposes, such sales are recognized on the installment method. The installment method is also used for sales not meeting the minimum down payment requirements in Statement of Financial Accounting Standards No. 66.

              Notes receivable related to land sales bear interest rates ranging from 8.75% to 11% as of December 31, 1997 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 9.2% as of December 31, 1997. The annual installments on notes are generally payable over terms of 3 to 15 years. There is no penalty for prepayment of principal, and prepayments in 1997, 1996 and 1995 were $105,854, $146,230 and
              $1,638,911, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value. There was no allowance for uncollectible accounts at December 31, 1997, 1996 or 1995. One customer represented approximately 19% and 16% and another represented approximately 17% and 14% of the Trust's notes receivable balance at December 31, 1997 and 1996, respectively.





                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements



              The maturities of notes receivable for each of the five years subsequent to December 31, 1997 are:

            Years ending December 31:
                1998                                          $     799,166
                1999                                                832,479
                2000                                                835,213
                2001                                                463,265
                2002                                                483,443

              As of December 31, 1997, there were no significant delinquencies in the Trust's notes receivable. The Trust reviews its aging, financial operations information on its debtors and estimated fair value of collateral held as security to determine an appropriate allowance for delinquencies, if any.

              The Trust's oil and gas royalty interest, grazing and lease rentals and easement and sundry income are recorded on a cash basis, which approximates the accrual method.

       (c)    Net Income per Sub-share

              The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,809,313 in 1997, 2,913,913 in 1996 and 3,038,847 in 1995).

              In 1997, the Trust adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Because of the Trust's relatively simple capital structure, the adoption of SFAS No. 128 had no effect on the Trust's financial statements.

       (d)    Cash Flows

              Temporary cash investments at December 31, 1997 and 1996 consist primarily of commercial paper. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 1997, 1996 and 1995 was $2,277,943, $1,920,810 and $1,873,242, respectively.

       (e)    Depreciation

              Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives.




                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

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

       (g)    Reclassifications

              Certain prior year balances have been reclassified to conform with the 1997 presentation.

(2)      Segment Information

         The Trust's only significant activity is managing the land which was conveyed to the Trust in 1888 and includes sales and leases of such land, and the retention of oil and gas royalties.

(3)      Real Estate Acquired through Foreclosure

         Real estate acquired through foreclosure is carried at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes and other fees incurred relating to the foreclosure. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 1997, 1996 or 1995) if the carrying value of the property exceeds its estimated fair value.

         Real estate acquired through foreclosure included the following activity for the years ended December 31, 1997 and 1996:

                                                   1997                               1996
                                        -----------------------------        -----------------------------
                                          Acres           Book value           Acres           Book value
                                        ---------         -----------        ---------         -----------
 Balance at January 1                   27,830.19         $ 6,034,969        28,140.75         $ 6,844,336
 Sales                                     244.24           1,568,074           310.56             809,367
                                        ---------         -----------        ---------         -----------
 Balance at December 31                 27,585.95         $ 4,466,895        27,830.19         $ 6,034,969
                                        =========         ===========        =========         ===========

(4)      Retirement Plan

         The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees' services to date, as well as




                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements


          services expected in the future. Plan assets consist primarily of investments in NationsBank Texas, N.A. Common Trust Fund.

          Net pension cost for the years ended December 31, 1997, 1996 and 1995 includes the following components:

                                     1997           1996           1995
                                  ---------      ---------      ---------
Service cost                      $  40,717      $  36,641      $  30,305
Interest cost                        90,989         87,167         79,734
Actual return on assets            (104,778)      (100,524)       (88,963)
Net amortization and deferral       (12,778)       (18,238)       (16,273)
                                  ---------      ---------      ---------
Net periodic pension cost         $  14,150      $   5,046      $   4,803
                                  =========      =========      =========

          The following is a reconciliation of the funding status of the Plan for 1997 and 1996:

                                                                   1997             1996
                                                               -----------      -----------
Actuarial present value of benefit obligations:
    Vested benefits                                            $ 1,010,092      $   998,181
    Nonvested benefits                                              16,151           14,422
                                                               -----------      -----------
    Accumulated benefit obligation                             $ 1,026,243      $ 1,012,603
                                                               ===========      ===========

Projected benefit obligation for services rendered to date      (1,262,912)      (1,214,013)
Plan assets at fair value                                        1,546,566        1,487,842
                                                               -----------      -----------
Plan assets in excess of projected benefit obligation              283,654          273,829
Unrecognized net (gain) loss                                       (30,983)          73,926
Unrecognized net asset at transition                              (139,301)        (162,519)
Unrecognized prior service cost                                    110,389           43,569
                                                               -----------      -----------
Prepaid pension cost                                           $   223,759      $   228,805
                                                               ===========      ===========

          The actuarial present value of vested and nonvested accrued benefits is based on an assumed discount rate of 7.5%, and a weighted-average expected long-term rate of return on Plan assets of 7.0% in 1997 and 1996. The projected benefit obligations were calculated assuming annual rates of salary increases ranging from 5.3% to 11.0% depending upon the employee's age category.





                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements




(5)       Federal Taxes on Income

          The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income before provision for federal income taxes as a result of the following:

                                                   1997             1996             1995
                                               -----------      -----------      -----------
Computed tax expense at the statutory rate     $ 3,342,580      $ 2,087,110      $ 1,615,584
Reduction in income taxes resulting from:
    Statutory depletion                           (207,043)        (203,688)        (149,394)
    Other, net                                     (11,161)          (9,135)         (43,373)
                                               -----------      -----------      -----------
                                               $ 3,124,376      $ 1,874,287      $ 1,422,817
                                               ===========      ===========      ===========

               The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                    1997           1996
                                                 ----------     ----------
Basis differences in real estate acquired
    through foreclosure                          $1,280,535     $1,775,826
Deferred installment revenue on land sales
    for tax purposes                              3,011,321      1,612,556
                                                 ----------     ----------
                Total deferred tax liability     $4,291,856     $3,388,382
                                                 ==========     ==========

(6)      Capital

         Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares.
         No Certificates were exchanged for Sub-shares in 1997, 1996 or 1995.

         The number of Certificates authorized for issuance at a given date is the number then outstanding plus one/six-hundredth of the number of Sub-shares then outstanding. The number of Sub-shares authorized for issuance at a given date is the number then outstanding plus six hundred times the number of Certificates then outstanding.

         The Declaration of Trust was executed and delivered in New York. In the opinion of counsel for the Trust, under the laws of the State of New York, the Certificate and Sub-share Certificate holders are not subject to any personal liability for the acts or obligations of the Trust.

         The assets of the Trust are located in Texas. In the opinion of Texas counsel, under the laws of the State of Texas, the Certificate and Sub-share Certificate holders may be held personally liable with respect to claims against the Trust, but only after the assets of the Trust first have been exhausted.




                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements





(7)      Oil and Gas Producing Activities (Unaudited)

         The Trust's share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 1997, 1996 and 1995, respectively: oil (in barrels) - 121,415, 120,432 and 107,203; and gas (in thousands of cubic feet) - 402,447, 444,353 and 504,177. Reserves related to the Trust's royalty interests are not presented because the information is unavailable.

(8)      Selected Quarterly Financial Data (Unaudited)

         The following tables present unaudited financial data of the Trust for each quarter of 1997 and 1996:

                                                        Quarter ended
                                 -----------------------------------------------------------
                                 December 31,    September 30,     June 30,       March 31,
                                     1997            1997            1997            1997
                                 ------------     -----------     -----------     ----------
Income                           $  1,692,622     $ 4,068,850     $ 3,670,579     $3,642,986
                                 ============     ===========     ===========     ==========

Income before provision
    for federal income taxes     $  1,340,681     $ 3,683,717     $ 1,615,224     $3,191,495
                                 ============     ===========     ===========     ==========

Net income                       $    934,123     $ 2,482,476     $ 1,112,815     $2,177,327
                                 ============     ===========     ===========     ==========

Net income per
    Sub-share Certificate        $        .34     $       .89     $       .39     $      .77
                                 ============     ===========     ===========     ==========

                                                        Quarter ended
                                 -----------------------------------------------------------
                                 December 31,   September 30,      June 30,        March 31,
                                    1996            1996             1996            1996
                                 -----------     ------------     -----------     ----------
Income                           $ 2,648,126     $  1,780,079     $ 2,744,099     $1,408,783
                                 ===========     ============     ===========     ==========

Income before provision
    for federal income taxes     $ 2,264,099     $  1,383,602     $ 1,533,361     $  957,498
                                 ===========     ============     ===========     ==========

Net income                       $ 1,555,320     $    969,489     $ 1,058,680     $  680,784
                                 ===========     ============     ===========     ==========

Net income per
    Sub-share Certificate        $       .54     $        .33     $       .36     $      .23
                                 ===========     ============     ===========     ==========

                              INDEX TO EXHIBITS



Exhibit
  No.                                      Item
-------                                    ----
  27                               Financial Data Schedule