Form 10-Q
period 1998-06-30
TEXAS PACIFIC LAND TRUST
filed 1998-08-12
CIK 97517

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30,1998
                              -------------------------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------

Commission file number            1-737
                      ---------------------------------------------------------


                            TEXAS PACIFIC LAND TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NOT APPLICABLE                                      75-0279735
-------------------------------------------------------------------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


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

                                     Part
                                       I




                             FINANCIAL INFORMATION
                           TEXAS PACIFIC LAND TRUST
                                BALANCE SHEETS
                      JUNE 30, 1998 and DECEMBER 31, 1997

                                  (Unaudited)


                                                                                                 June 30,            December 31,
               ASSETS                                                                              1998                  1997
                                                                                               -----------           -----------

Cash                                                                                           $   200,492           $   112,591
Temporary cash investments, at cost which approximates market                                    1,450,000             1,800,000
Accounts receivable                                                                                402,504               386,781
Accrued interest receivable                                                                        372,822               411,674
Prepaid expenses                                                                                    18,200                45,500
Federal income taxes receivable                                                                    162,349                    --
Notes receivable for land sales                                                                 10,122,290             9,307,218
Real estate acquired through foreclosure:
      (27,585.95 acres in 1998 and in 1997)                                                      4,466,895             4,466,895
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                                           114,267               142,630

Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,040,256.00 acres in 1998 and 1,065,481.33 acres in 1997.                             --                    --

     Town lots in Iatan, Loraine and Morita - 628 lots in 1998 and 1997.                                --                    --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 1998 and 1997.             --                    --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 1998 and 1997.             --                    --

                                                                                               -----------           -----------
                                                                                               $17,309,819           $16,673,289
                                                                                               ===========           ===========




           LIABILITIES AND CAPITAL


Federal income taxes payable                                                                   $        --           $    42,783
Other taxes payable                                                                                170,012                24,372
Other liabilities                                                                                  394,115                93,072
Escrow deposits on land sales                                                                        5,000                    --

Deferred taxes                                                                                   4,548,764             4,291,856
                                                                                               -----------           -----------
          Total liabilities                                                                      5,117,891             4,452,083

Capital
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 1998 and 1997                                          --                    --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,706,505 sub-shares in 1998 and
            2,753,205 sub-
            shares in 1997                                                                              --                    --

      Net proceeds from all sources                                                             12,191,928            12,221,206
                                                                                               -----------           -----------
           Total capital                                                                        12,191,928            12,221,206


                                                                                               $17,309,819           $16,673,289
                                                                                               ===========           ===========

                See accompanying notes to financial statements.

                                      (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME

                                  (Unaudited)

                                                                   Three Months Ended                       Six Months Ended
                                                                        June 30                                 June 30
                                                                ------------------------                 -----------------------


                                                                   1998          1997                       1998         1997
                                                                ----------    ----------                 ----------   ----------
Income:
     Rentals, royalties and sundry income                       $1,233,545    $1,145,581                 $2,699,061   $2,431,527
     Land sales                                                    291,427     2,344,150                  2,170,827    4,532,322
     Interest                                                      256,720       180,848                    501,554      349,716
                                                                ----------    ----------                 ----------   ----------
                                                                 1,781,692     3,670,579                  5,371,442    7,313,565
                                                                ----------    ----------                 ----------   ----------


Expenses:
     Taxes, other than Federal income taxes                        121,522       137,900                    245,940      290,335
     General and administrative expenses                           294,470       349,381                    642,113      648,437
     Basis in real estate sold                                          --     1,568,074                         --    1,568,074
                                                                ----------    ----------                 ----------   ----------
                                                                   415,992     2,055,355                    888,053    2,506,846
                                                                ----------    ----------                 ----------   ----------


           Income before provision for
                       Federal income taxes                      1,365,700     1,615,224                  4,483,389    4,806,719

Provision for Federal income taxes                                 419,865       502,409                  1,395,901    1,516,577
                                                                ----------    ----------                 ----------   ----------

                  Net income                                    $  945,835    $1,112,815                 $3,087,488   $3,290,142
                                                                ==========    ==========                 ==========   ==========

Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                                                2,735,072     2,820,572                 2,743,030     2,831,739
                                                                ==========    ==========                ==========    ==========

Basic earnings per sub-share certificate                        $      .35    $      .39                $     1.13    $     1.16
                                                                ==========    ==========                ==========    ==========

Cash dividend per sub-share certificate                                 --            --                $      .40    $      .40
                                                                ==========    ==========                ==========    ==========



                See accompanying notes to financial statements.










                                     (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                    ----------------------------

                                                                                        1998            1997
                                                                                    ------------    ------------


Cash flows from operating activities:

    Net income                                                                      $  3,087,488    $  3,290,142

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                             57,000          20,100

                 Deferred taxes                                                          256,908         357,154

                 (Increase) decrease in assets:
                    Accounts receivable                                                  (15,723)         (4,332)
                    New notes receivable from land sales                              (1,446,650)     (3,069,317)
                    Payments received on notes receivable                                631,578         422,224
                    Accrued interest receivable                                           38,852         (45,004)
                    Federal income taxes receivable                                     (162,349)        (18,696)
                    Prepaid expenses                                                      27,300          27,444
                    Real estate acquired through foreclosure                                  --       1,568,074
                 Increase (decrease) in liabilities:
                    Federal income taxes                                                 (42,783)        (99,824)
                    Other taxes payable                                                  145,640         170,556
                    Escrow deposits on land sales                                          5,000              --
                    Other liabilities                                                    301,043          79,002
                                                                                    ------------    ------------
                        Total adjustments                                               (204,184)       (592,619)
                                                                                    ------------    ------------
                            Net cash provided by operating activities                  2,883,304       2,697,523
                                                                                    ------------    ------------
Cash flows from investing activities:
   Additions to water wells, leasehold improvements,
          furniture and equipment                                                        (28,637)        (45,662)
                                                                                    ------------    ------------
Cash flows from financing activities:

    Sub-shares purchased for retirement                                               (2,013,964)     (1,173,232)

    Dividends paid                                                                    (1,102,802)     (1,134,882)
                                                                                    ------------    ------------
                         Net cash used by financing activities                        (3,116,766)     (2,308,114)
                                                                                    ------------    ------------
Net (decrease) increase in cash and cash equivalents                                    (262,099)        343,747

Cash and cash equivalents at beginning
    of period                                                                          1,912,591       1,794,898
Cash and cash equivalents at end                                                    ------------    ------------
    of period                                                                       $  1,650,492    $  2,138,645
                                                                                    ============    ============


                See accompanying notes to financial statements.



                                      (3)

                            TEXAS PACIFIC LAND TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998


(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of June 30, 1998 and the results of its operations and its cash flows for the three and six months ended June 30, 1998 and June 30, 1997, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997 included in the Trust's Form 10-K.

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

(5) The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the six months ended June 30, 1998 and 1997 is summarized as follows:

                                                   1998             1997
                                                   ----             ----

         Federal income taxes paid              $1,344,126       $1,277,943
                                                ==========       ==========

         There were no non-cash investing and financing activities during the six months ended June 30, 1998 and 1997.













                                     (4)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                                Six Months Ended
                             June 30, 1998 and 1997

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

Earnings per sub-share were $.35 for the second quarter of 1998 compared to $.39 in the second quarter of 1997. Total revenues were $1,781,692 compared to $3,670,579, a decrease of 51.5%. This decrease was caused by a decrease in land sales which, as noted below, may vary widely from quarter to quarter.

Land sales for the second quarter of 1998 consisted of 1,536.35 acres at an average price of $190 per acre for a total of $291,427. This compares to 881.7 acres at an average price of $2,659 for a total of $2,344,150 in the second quarter of 1997.

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

Rentals, royalties and sundry income amounted to $1,233,545 for the second quarter of 1998 compared to $1,145,581 for the second quarter of 1997, up 7.7%.

Oil and gas royalty revenue was $685,629 for the second quarter of 1998, down 15.6% compared to the second quarter of 1997. Oil royalty revenue was $448,381, down 26.1% for the 1998 period. Crude oil production subject to the Trust's royalty interest was up 9.9% in the second quarter of 1998 and the average price per barrel was down 32.5%. Gas royalty revenue was $237,248 in the second quarter of 1998, up 15.3% on a volume increase of 9.9%, and price increase of 4.6%.

Easement and other Sundry income was $351,679 for the second quarter of 1998, up 138.9% over the second quarter of 1997. This was mainly due to increases in pipeline easement and seismic permit income both which cannot be predicted, and are not recurring.

Interest revenue was up 42.0% in the second quarter of 1998 compared to 1997. Interest from notes receivable amounted to $231,461 up 48.8% for the 1998 period. Notes receivable for land sold were $10,122,290 as of June 30, 1998, an increase of 31.2% over the second quarter of 1997. Sundry interest was $25,259 for the second quarter of 1998 which was down $77 compared to the second quarter of 1997.

Taxes, other than Federal income taxes, were down 11.9% due to the decrease of land inventory and decrease in royalty income in the second quarter of 1998 compared to the second quarter of 1997.

General and administrative expenses were down 15.7% in 1998 primarily resulting from a $90,000 environmental cleanup expense taken in the second quarter of 1997 causing an unusual increase at that time.





                                       (5)

Six-Months Ended June 30, 1998 Compared to Six-Months Ended June 30, 1997

Earnings per sub-share for the first six-months of 1998 were $1.13 compared to $1.16 in the first six-months of 1997. Total revenues were $5,371,442 compared to $7,313,565, a decrease of 26.6%. This decrease is due to the decrease in land sales for the period which as noted may vary widely from one period to another.

Land sales for the first six-months of 1998 were 25,224.35 acres at an average price of $86 per acre for a total of $2,170,827. This compares to 6,721.09 acres at an average price of $674 per acre for a total of $4,532,322 in the first six-months of 1997.

Rentals, royalties and sundry income amounted to $2,699,061 for the first six-months of 1998 compared to $2,431,527 in the first six-months of 1997, up 11.0%.

Oil and gas royalty revenue for the first six-months was $1,440,616, down 22.9% compared to the first six-months of 1997. Oil royalty revenue was $957,629, down 27.1% for the 1998 period. Crude oil production subject to the Trust's royalty interest was up 6.9% in the first six-months of 1998, and the average price per barrel was down 31.8%. Gas royalty revenue was $482,987 in the first six-months of 1998, down 12.8% on a volume increase of 4.1% and price decrease of 16.1%.

Easement and other Sundry income was $974,689 in the first six-months of 1998, up 240.6% over the first six-months of 1997. This was mainly due to increases in pipeline easement and seismic permit income, both which cannot be predicted and are not recurring.

Interest revenue was up 43.4% for the first six-months of 1998 compared to the first six-months of 1997. Interest from notes receivable amounted to $442,156 up 50.1% for the 1998 period. Sundry interest was $59,398, up 7.8% for the first six-months of 1998 over the first six-months of 1997.

Taxes, other than Federal income taxes in the first six-months of 1998 were down 15.3% compared to the first six-months of 1997. This is due to the decrease in land inventory and decrease in royalty income.

General and administrative expenses for the first six-months of 1998 were down 1.0% from the first six-months of 1997.

Liquidity and Capital Resource

The Trust's oil and gas royalty revenues, lease rentals and receipts of interest and principal on notes receivable has generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the predictable future.

New Accounting Pronouncement

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Although the implementation of SFAS 131 is not expected to have a significant impact on the Trust's financial statements, the disclosures required by SFAS 131 will be reflected in the Trust's 1998 annual financial statements.


































                                     (6)

                                             PART II


                                        OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          (a) Exhibits. Interim report furnished to shareholders upon request per sub-
                   part Item 601 (19) Regulation S-K.

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



                                             TEXAS PACIFIC LAND TRUST
                                      ----------------------------------------
                                                    (Registrant)



         Date      8/12/98        By  /s/ ROY THOMAS
             -------------------      -----------------------------------------
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