Form 10-Q
period 1998-09-30
TEXAS PACIFIC LAND TRUST
filed 1998-11-13
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               -----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------     -------------------------
Commission file number     1-737
                       -------------------------------------------------------


                            TEXAS PACIFIC LAND TRUST

------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      NOT APPLICABLE                                      75-0279735
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
           or organization)                            Identification No.)

              80 Broad Street, Suite 2700, New York, New York 10004
------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  212/269-2266
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----        -----

                                      Part I
                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 and DECEMBER 31, 1997




                                                                                  September 30,       December 31,
ASSETS                                                                                 1998            1997
                                                                                  -------------       ------------
                                                                                   (Unaudited)
Cash                                                                               $   303,695     $   112,591
Temporary cash investments, at cost which approximates market                        1,050,000       1,800,000
Accounts receivable                                                                    386,971         386,781
Accrued interest receivable                                                            380,997         411,674
Prepaid expenses                                                                         4,550          45,500
Federal income taxes receivable                                                        196,093            --
Notes receivable for land sales                                                      9,987,211       9,307,218
Real estate acquired through foreclosure:
     (26,510.63 acres at September 30, 1998 and 27,585.95 acres at
         December 31, 1997)                                                          4,424,445       4,466,895
Water wells, leasehold improvements, furniture and
         equipment - at cost less accumulated depreciation                              95,167         142,630

Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,039,604.95 acres in 1998 and 1,065,481.33 acres in 1997.               --              --

     Town lots in Iatan, Loraine and Morita - 628 lots in 1998 and 1997.                  --              --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres
         in 1998 and 1997.                                                                --              --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres
         in 1998 and 1997.                                                                --              --

                                                                                   -----------     -----------
                                                                                   $16,829,129     $16,673,289
                                                                                   ===========     ===========

LIABILITIES AND CAPITAL

Federal income taxes payable                                                      $      --             42,783
Other taxes payable                                                                    242,630          24,372
Other liabilities                                                                       12,617          93,072
Escrow deposits on land sales                                                            8,500            --

Deferred taxes                                                                       4,493,819       4,291,856
      Total liabilities                                                              ---------       ---------
                                                                                     4,757,566       4,452,083

Capital
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 1998 and 1997                            --              --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,685,505 sub-shares in 1998 and
            2,753,205 sub-shares in 1997                                                  --              --
      Net proceeds from all sources                                                 12,071,563      12,221,206
             Total capital                                                         -----------     -----------
                                                                                    12,071,563      12,221,206
                                                                                   -----------     -----------
                                                                                   $16,829,129     $16,673,289
                                                                                   ===========     ===========

                 See accompanying notes to financial statements.

                                      (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME


                                   (Unaudited)


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                    ---------------------------     ---------------------------

                                                        1998            1997            1998            1997
                                                    -----------     -----------     -----------     -----------

Income:
     Rentals, royalties and sundry income           $   919,344     $ 1,419,762     $ 3,618,405     $ 3,851,289
     Land sales                                         240,400       2,439,678       2,411,227       6,972,000
     Interest                                           249,211         209,410         750,765         559,126
                                                    -----------     -----------     -----------     -----------
                                                      1,408,955       4,068,850       6,780,397      11,382,415
                                                    -----------     -----------     -----------     -----------


Expenses:
     Taxes, other than Federal income taxes             115,042         133,822         360,982         424,157
     General and administrative expenses                271,873         251,311         913,986         899,748
     Basis in real estate sold                           42,450            --            42,450       1,568,074
                                                    -----------     -----------     -----------     -----------
                                                        429,365         385,133       1,317,418       2,891,979
                                                    -----------     -----------     -----------     -----------


           Income before provision for
                  Federal income taxes                  979,590       3,683,717       5,462,979       8,490,436

Provision for Federal income taxes                      296,312       1,201,241       1,692,213       2,717,818
                                                    -----------     -----------     -----------     -----------

                  Net income                        $   683,278     $ 2,482,476     $ 3,770,766     $ 5,772,618
                                                    ===========     ===========     ===========     ===========

Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                                     2,703,188       2,792,472       2,729,749       2,818,650
                                                    ===========     ===========     ===========     ===========

Basic earnings per sub-share certificate            $       .25     $       .89     $      1.38     $      2.05
                                                    ===========     ===========     ===========     ===========

Cash dividend per sub-share certificate                    --              --       $       .40     $       .40
                                                    ===========     ===========     ===========     ===========



                 See accompanying notes to financial statements.





                                       (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                          ----------------------------
                                                                                              1998             1997
                                                                                          -----------      -----------

Cash flows from operating activities:

    Net income                                                                            $ 3,770,766      $ 5,772,618

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                                  85,500           30,150

                 Deferred taxes                                                               201,963          898,392

                 (Increase) decrease in assets:
                    Accounts receivable                                                          (190)          (2,713)
                    New notes receivable from land sales                                   (1,623,650)      (4,797,816)
                    Payments received on notes receivable                                     943,657          565,607
                    Accrued interest receivable                                                30,677         (149,037)
                    Federal income taxes receivable                                          (196,093)            --
                    Prepaid expenses                                                           40,950           41,166
                    Real estate acquired through foreclosure                                   42,450        1,568,074
                 Increase (decrease) in liabilities:
                    Federal income taxes                                                      (42,783)          51,483
                    Other taxes payable                                                       218,258          255,185
                    Escrow deposits on land sales                                               8,500          (50,000)
                    Other liabilities                                                         (80,455)          76,314
                                                                                          -----------      -----------

                        Total adjustments                                                    (371,216)      (1,513,195)
                                                                                          -----------      -----------

               Net cash provided by operating activities                                    3,399,550        4,259,423
                                                                                          -----------      -----------

Cash flows from investing activities-
   Additions to water wells, leasehold improvements,
          furniture and equipment                                                             (38,037)         (55,138)
                                                                                          -----------      -----------

Cash flows from financing activities:

    Sub-shares purchased for retirement                                                    (2,817,607)      (2,577,068)

    Dividends paid                                                                         (1,102,802)      (1,134,882)
                                                                                          -----------      -----------

               Net cash used by financing activities                                       (3,920,409)      (3,711,950)

Net (decrease) increase in cash and cash equivalents                                         (558,896)         492,335

Cash and cash equivalents at beginning
    of period                                                                               1,912,591        1,794,898
                                                                                          -----------      -----------
Cash and cash equivalents at end
    of period                                                                             $ 1,353,695      $ 2,287,233
                                                                                          ===========      ===========


                 See accompanying notes to financial statements.





                                       (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of September 30, 1998 and the results of its operations and its cash flows for the three and nine months ended September 30, 1998 and September 30, 1997, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997 included in the Trust's Form 10-K.

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

(5) The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the nine months ended September 30, 1998 and 1997 is summarized as follows:

                                                  1998                 1997
                                                  ----                 ----

         Federal income taxes paid             $1,729,126           $1,767,943
                                               ==========           ==========

         There were no non-cash investing and financing activities during the nine months ended September 30, 1998 and 1997.






                                       (4)

                          Management's Discussion and
                      Analysis of Financial Condition and
                         Results of Operations for the
                          Nine and Three Months Ended
                          September 30, 1998 and 1997


Results of Operations for Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

Earnings per sub-share certificate for the third quarter of 1998 were $.25 compared to $.89 in the third quarter of 1997. Total revenues were $1,408,955 compared to $4,068,850, a decrease of 65.4%.

In the third quarter of 1998, land sales totaled $240,400 which was 1,521.27 acres at an average price of $158 per acre. In the comparable period of 1997, 2,940.93 acres were sold for $2,439,678, an average price of $830 per acre.

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

Rentals, royalties and sundry income were $919,344 for the third quarter of 1998, compared to $1,419,762 for the third quarter of 1997, a decrease of 35.2%.

Oil and gas royalty revenue was $599,585 for the third quarter of 1998, compared to $764,948 for the third quarter of 1997, down 21.6%. Oil royalty revenue was $374,670, down 32.1% from the third quarter of 1997. Crude oil production subject to the Trust's royalty interest was up 1.9% in the third quarter of 1998, and the average price per barrel was down 33.4%. Gas royalty revenue for the third quarter was $224,915, up 5.7% on a volume increase of 4.8%, and price increase of just under 1%.

Easement and Sundry income was $191,076 for the third quarter of 1998 down 63.3% from the third quarter of 1997. These categories of income are not predictable and commonly have large swings in any given period.

Interest revenue was up 19.0% for the third quarter compared to the third quarter of 1997. Interest from notes receivable was $229,122 up 25.6% for the 1998 period due to increase note receivable balances over prior year. Notes receivable for land sold were $9,987,211 as of September 30, 1998, an increase of 7.4% over the third quarter of 1997. Sundry interest was $20,089 for the third quarter of 1998 which was down 25.5% compared to the third quarter of 1997.

Taxes, other than Federal income taxes were down 14.0% for the third quarter of 1998 compared to the third quarter of 1997 due to the decrease in land inventory and decrease in royalty income.

General and administrative expenses were up 8.2% for the third quarter of 1998 over the third quarter of 1997.



                                     (5)

Results of Operations for Nine-Months Ended September 30, 1998 Compared to Nine-Months Ended September 30, 1997

Earnings per sub-share for the first nine-months of 1998 were $1.38 compared to $2.05 for the first nine-months of 1997. Total revenues were $6,780,397 compared to $11,382,415, a decrease of 40.4%.

The first nine-months of 1998 had total land sales of 26,745.61 acres for $2,411,227, an average of $90 per acre, compared to 9,662.02 acres for $6,972,000, an average of $722 per acre in 1997.

Rentals, royalties and sundry income were $3,618,405 for the first nine-months compared to $3,851,289 for the first nine-months of 1997, a decrease of 6.0%.

Oil and gas royalty revenue for the first nine-months was $2,040,201 compared to $2,633,054 for the first nine-months of 1997, down 22.5%. Oil royalty revenue was $1,332,298, down 28.6% for the 1998 period. Crude oil production subject to the Trust's royalty interest was up 5.3% in the first nine-months of 1998, and the average price per barrel was down 32.2%. Gas royalty revenue was $707,903 in the first nine-months of 1998, down 7.7% on a volume increase of 4.5%, and price decrease of 11.5%.

Easement and Sundry income was $1,165,765 for the first nine-months of 1998, up 44.5% over the first nine-months of 1997. These categories of income are not predictable, and may have large increases or decreases in any given period or year.

Interest revenue was up 34.3% for the first nine-months of 1998 compared to the first nine-months of 1997 due to increased average notes receivable balances. Interest from notes receivable amounted to $671,278 up 40.7% for the 1998 period. Sundry interest was $79,487, down 3.1% for the first nine-months of 1998 from the first nine months of 1997.

Taxes, other than Federal income taxes were down 14.9% for the first nine-months of 1998 from the first nine-months of 1997 due to the decrease in land inventory and decrease in royalty income.

General and administrative expenses were up 1.6% for the first nine-months of 1998 over the first nine-months of 1997.

Liquidity and Capital Resources

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



                                     (6)

YEAR 2000 ISSUE

     The Trust recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. The Trust is continuing to assess and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Trust's external entities, such as vendors, customers, payment systems and others is ongoing. Due to the nature and extent of the Trust's operations that are effected by Year 2000 issues, the Trust does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Trust. There can be no assurance, however, that Year 2000 issues will not adversely effect the Trust or its business. The Trust believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

     Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.



                                     (7)

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



                                         TEXAS PACIFIC LAND TRUST
                                         -------------------------
                                               (Registrant)



             Date November 13, 1998      By /s/ ROY THOMAS
                 -------------------    -----------------------------------
                                           Roy Thomas, General Agent,
                                           Authorized Signatory and Principal
                                           Financial Officer





                                       (8)

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                              EXHIBIT
-------                             -------

27                           Financial Data Schedule