Form 10-K405
period 1998-12-31
TEXAS PACIFIC LAND TRUST
filed 1999-03-30
CIK 97517

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 1998                                  Commission file number 1-737

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    [X]

         As of January 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $142,575,517.

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


         (b) Financial Information about Industry Segments. Texas Pacific does not have identifiable industry segments, although as shown in the Statements of Income included in the financial statements, land sales, oil and gas royalties and interest income are the major contributors to the income of Texas Pacific. The Trust's management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties. See Statements of Income for additional sources of income for the last three (3) years of Texas Pacific.

         (c) Narrative Description of Business. As previously indicated the business done and intended to be done by Texas Pacific consists of sales and leases of land owned by it, retaining oil and gas royalties, temporary cash investments and the overall management of the land owned by it.

         (i) During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of income.


                                      1998      1997      1996
                                      ----      ----      ----

       Land Sales                      68%       55%       37%
       Oil and Gas Royalties           26%       26%       40%



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

         (vii) Texas Pacific Land Trust received $696,073 or 28 percent of its oil and gas royalty income from 88 leases operated by Texaco Inc.

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

ITEM 2:  PROPERTIES.

         Texas Pacific Land Trust owns the surface estate in approximately 1,060,837 acres of land located in 21 counties in the western part of Texas. Also, the Trust owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,413 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 1998, grazing leases were in effect on 97.5 percent or approximately 1,034,834 acres of the Trust's land. Approximately 31,962 acres of land were sold in 1998. The Trust leases office space in Dallas and El Paso, Texas and New York, New York.


ITEM 3:  LEGAL PROCEEDINGS.

         Texas Pacific is not involved in any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This item is not applicable to Texas Pacific.

ITEM 5:  MARKET FOR SUB-SHARE CERTIFICATES AND RELATED SECURITY
HOLDER MATTERS.

         The range of reported sales for sub-shares on the New York Stock Exchange for the past two years has been as follows:


                                     1998                          1997
                            ---------------------         ----------------------

                              HIGH           LOW             HIGH          LOW
                            -------       -------           -------      -------
1st Quarter                 $48           $38 15/16         $29 3/4      $26 1/2
2nd Quarter                  47 1/8        39 1/8            36           29 3/8
3rd Quarter                  43 7/16       35 3/4            58 3/8       34 7/8
4th Quarter                  54 5/8        39 1/4            56           34 1/2


         Certificates of Proprietary Interest and sub-shares are interchangeable in the ratio of one certificate for 600 sub-shares or 600 sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a dividend once a year for the preceding 43 years. The dividend was $.40 per sub-share in 1998 and 1997. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to sufficient earnings of the Trust being accomplished.

         The approximate number of holders of Certificates of Proprietary Interest and sub-shares as of January 31, 1999 were:

         Certificates of Proprietary Interest                       1
         Sub-shares in Certificates of Proprietary Interest       940
                                                                  ---
                      TOTAL                                       941
                                                                  ===

ITEM 6:  SELECTED FINANCIAL DATA.


                                        SUMMARY OF SELECTED FINANCIAL DATA
                                        ----------------------------------

                               1998            1997            1996              1995            1994
                           -----------     -----------      ----------       ----------       ----------
Gross revenue             $10,479,670      $13,075,037      $ 8,581,087      $ 6,440,285      $ 9,102,833

Expenses                    1,638,132        3,243,920        2,442,527        1,688,567        1,792,839
                          -----------      -----------      -----------      -----------      -----------

Income before
provision for
Federal income
taxes                       8,841,538        9,831,117        6,138,560        4,751,718        7,309,994

Provision for
Federal income
taxes                       2,808,277        3,124,376        1,874,287        1,422,817        2,336,325
                          -----------      -----------      -----------      -----------      -----------

Net income                $ 6,033,261      $ 6,706,741      $ 4,264,273      $ 3,328,901      $ 4,973,669
                          ===========      ===========      ===========      ===========      ===========


Net income per
Sub-share                 $      2.22      $      2.39      $      1.46      $      1.09      $      1.58

Dividends per
Sub-share                 $       .40      $       .40      $       .40      $       .40      $       .40

Average number
of Sub-shares
outstanding                 2,717,872        2,809,313        2,913,913        3,038,847        3,149,609
                          ===========      ===========      ===========      ===========      ===========


Total assets,
exclusive of
property with
no assigned
value                     $18,856,414      $16,673,289      $13,710,234      $13,901,804      $14,971,994
                          ===========      ===========      ===========      ===========      ===========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Earnings per sub-share certificate for 1998 were $2.22 compared to $2.39 in 1997 and $1.46 in 1996. Total revenues in 1998 were $10,479,670, and in 1997 $13,075,037, and in 1996 $8,581,087.

         Land sales in 1998 were $5,020,462 compared to $7,152,032 in 1997, and $3,164,000 in 1996. A total of 31,962 acres were sold in 1998 at an average price of $157 per acre, compared to 10,468 acres in 1997 and 3,546 acres in 1996 at an average price per acre of $683 and $892, respectively.

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

         Rentals, royalties and other income were $5,459,208 in 1998 compared to $5,923,005 in 1997 and $5,417,087 in 1996.

         Oil and gas royalty revenue was $2,488,439 in 1998 compared to $3,440,800 in 1997 and $3,416,574 in 1996. Oil royalty revenue was $1,625,336 and gas royalty revenue was $863,103 in 1998. Crude oil production from Trust royalty wells decreased 9/10 of one percent and the average price received for crude oil decreased 32.0%. Total gas production decreased 3.2% and the average price for gas decreased 13.3%. The average price per royalty barrel of crude oil for 1998, 1997, and 1996 was $13.51, $19.86 and $20.16 respectively. The
Trust's oil and gas royalty income is from perpetual non participating royalty interests. The Trust has no control over changes in production or prices of oil and gas. Increased activity in oil and gas via seismic and drilling began in 1997 and carried into 1998. There were 120 well completions with Trust Royalty interest in 1998, the highest number since 1959; however, the 1998 decreased oil prices has brought the increased drilling activity to a virtual stand still by years end.

         Interest revenue was $1,004,124 in 1998 compared to $802,296 in 1997 and $486,318 in 1996. Interest on notes receivable amounted to $905,451 in 1998, $693,569 in 1997 and $379,454 in 1996. At 1998 year end, notes receivable from land sales was $11,006,307 compared to $9,307,218 in 1997 and $5,067,778 in 1996. Sundry interest amounted to $98,673 in 1998, $108,727 in 1997 and $106,864 in 1996.

         Sundry income revenue in 1998 was $1,436,316 compared to $1,154,350 in 1997 and $978,945 in 1996. The sundry income has been increased significantly each of the past three years from seismic revenue and pipeline easement revenue which are not predictable as future sources of income.

         Taxes, other than Federal income taxes, were $459,168 in 1998 compared to $522,861 in 1997 and $588,369 in 1996. Oil and gas production taxes were $140,588 in 1998 compared to $189,912 in 1997 and $187,484 in 1996. Ad valorem taxes were $281,264 in 1998 compared to $298,406 in 1997 and $368,541 in 1996.
Basis in real estate sold was $44,817 in 1998, $1,568,074 in 1997 and $809,367 in 1996. All other expenses were $1,134,147 in 1998, $1,152,985 in 1997, and
$1,044,791 in 1996.

         The Trust's oil and gas royalty revenue, lease rentals, and receipts of interests and principal payments on notes receivable have generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the foreseeable future.

Year 2000 Issue

         The Trust recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999, to January 1, 2000. The Trust has assessed and made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Trust's external entities, such as vendors, customers, payment systems and others is ongoing. Due to the nature and extent of the Trust's operations that are effected by Year 2000 issues, the Trust does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Trust. There can be no assurance, however, that Year 2000 issues will not adversely effect the Trust or its business.

         The Trust believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

         Words or phrases when used in this Form 10-K or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forwardlooking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 7.a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Trust's primary market risk exposure relates to changes in interest rates related to its notes receivable. To limit the impact of interest rate changes, the Trust enters into fixed rate notes receivable that approximate the current interest rate for land sales at the time. As a result, the Trust's only interest rate risk is the opportunity loss should interest rates increase. The following table summarizes expected maturities of the Trust's notes receivable. As the interest rates represent rates which management believes are current rates on similar land sales, the Trust believes the fair value of its notes receivable approximate the carrying amounts.

               Year ending December 31                      Maturity
               -----------------------                      --------
                       1999                               $   906,101
                       2000                                 1,303,490
                       2001                                   990,227
                       2002                                   577,011
                       2003                                   630,328
                   Thereafter                               6,599,150
                                                          -----------
                                                          $11,006,307

The Trust's remaining financial instruments consist of cash, temporary cash investments and accounts payable and other liabilities and the carrying amount of these instruments approximate fair value due to the short-term nature of these instruments.

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

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)      Directors:

                                                     POSITION AND                       PERIOD DURING
                                                     OFFICES HELD                       WHICH PERSON
       NAME                       AGE                WITH REGISTRANT                    HAS SERVED IN OFFICE
       ----                       ---                ---------------                    --------------------

George C. Fraser III              76                 Trustee and Chairman                Trustee since 10/01/61
                                                     of the Trustees

Maurice Meyer III                 63                 Trustee and Member                  Trustee since 02/28/91
                                                     of Audit Committee

Joe R. Clark                      71                 Trustee and Member                  Trustee since 02/20/87
                                                     of Audit Committee

         (b)      Executive Officers:
                                                     POSITION AND                       PERIOD DURING
                                                     OFFICES HELD                       WHICH PERSON
      NAME                        AGE                WITH REGISTRANT                    HAS SERVED IN OFFICE
      ----                        ---                ---------------                    --------------------

George C. Fraser III              76                 Trustee and Chairman               Chairman of Trustees
                                                     of the Trustees                    since 02/28/91

Roy Thomas                        52                 General Agent and                  General Agent of Texas
                                                     Secretary                          Pacific Land Trust
                                                                                        commencing 01/01/95
                                                                                        and Secretary
                                                                                        commencing 01/01/95;
                                                                                        Assistant General
                                                                                        Agent from 12/01/92
                                                                                        through 12/31/94


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

         (e)      Business Experience.

NAME OF TRUSTEE OR                 PRINCIPAL OCCUPATION OR EMPLOYMENT
EXECUTIVE OFFICER                       DURING THE PAST FIVE YEARS
-----------------                       --------------------------

George C. Fraser III               Chairman of the Trustees of Texas
                                   Pacific Land Trust; geologist -
                                   Self-employed as independent oil &
                                   gas producer and operator, Abilene,
                                   Texas

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

ITEM 11:    EXECUTIVE COMPENSATION.

                               REMUNERATION TABLE


  (A)                       (B)                             (C)                            (D)

                                                   CASH & CASH EQUIVALENT              AGGREGATE OF
NAME OF                  CAPACITIES                FORMS OF REMUNERATION             CONTINGENT FORMS
INDIVIDUALS           IN WHICH SERVED                      SERVED                     OF REMUNERATION
-----------           ---------------              ----------------------             ---------------
                                                          (C1)                             (C2)
                                                                                        Securities of
                                                       Salaries, Fees,                  Property, In-
                                                       Director's Fees,                surance Benefits
                                                       Commissions and                or Reimbursements;
                                                           Bonuses                     Personal Benefits
                                                       ----------------               ------------------

Roy Thomas             Secretary &                        $121,125                      (1)         (2)
                       General Agent

All Officers           Trustees in-                       $129,125                      (1)         (2)
& Directors            cluding Chairman;
as a Group             General Agent
(four in
number)



 (1) During the year ending December 31, 1998, no Trustee or executive officer of the registrant received any compensation for services to the registrant in the form of securities or property, life or health insurance, medical reimbursement, personal benefits or other unreported compensation except for certain personal benefits such that the extent to which they were personal rather than business cannot be specifically or precisely ascertained without unreasonable effort or expenses and which did not in any event exceed the minimum reportable amount under this caption.

 (2) The registrant maintains Texas Pacific Land Trust Employees' Pension
     Plan, a non-contributory defined benefit pension plan qualified under
     Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant's contribution, payment or accrual in respect to Mr. Thomas is not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% of each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $49,055 per year upon retirement at age 65. Total compensation paid during 1998 to the nine (9) employees covered by the

     Employees' Pension Plan was $527,734. No contribution was made to the plan in 1998. The remuneration covered by the plan is salary.

              Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. During 1998, the Trust contributed $28,409.

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

     (b) Security Ownership of Management: The following table gives the information indicated as to equity securities (Certificates of Proprietary Interest and Sub-Share Certificates) of Texas Pacific beneficially owned directly or indirectly by all trustees, naming them, and by all trustees and officers of the registrant, as a group:

                                              AMOUNT AND NATURE
                          NAME OF                OF OWNERSHIP     PERCENT
TITLE AND CLASS (1)       BENEFICIAL OWNER   ON JANUARY 31, 1998  OF CLASS
-------------------       ----------------   -------------------  ----------

Sub-share certificates:   George C. Fraser III     28,420 (2)      1.06%

Sub-share certificates:   Maurice Meyer III        14,950 (3)       .56%

Sub-share certificates:   Joe R. Clark                500           .02%

Sub-share certificates:   All Trustees and
                          Officers as a Group      43,870          1.64%

     (1)      The sub-shares and the Certificates of Proprietary
              Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred sub-shares or six hundred sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. On December 31, 1998, no trustee or officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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

     (c) Indebtedness of Management. There are no persons indebted to Texas Pacific in an amount in excess of $60,000 that are required to be disclosed under this paragraph.

     (d) Transactions with Promoters. Texas Pacific has not been organized within the last five years and disclosure under this paragraph is not applicable to Texas Pacific.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON
FORM 8-K.

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



                           (Registrant)   TEXAS PACIFIC LAND TRUST



                                          By: /s/ GEORGE C. FRASER III
                                             ----------------------------------
                                          George C. Fraser III
                                          Chief Executive Officer



                                          Date: March 24, 1999
                                               --------------------------------





                                          By: /s/ ROY THOMAS
                                             ----------------------------------
                                          ROY THOMAS
                                          Chief Financial and Chief
                                          Accounting Officer



                                          Date: March 29, 1999
                                               --------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                          By: /s/ GEORGE C. FRASER III
                                             ----------------------------------
                                          George C. Fraser III, Trustee



                                          Date: March 24, 1999
                                               --------------------------------



                                          By: /s/ JOE R. CLARK
                                             ----------------------------------
                                          Joe R. Clark, Trustee



                                          Date: March 29, 1999
                                               --------------------------------


                                          By: /s/ MAURICE MEYER III
                                             ----------------------------------
                                          Maurice Meyer III, Trustee



                                          Date: March 26, 1999
                                               --------------------------------

                            TEXAS PACIFIC LAND TRUST

                         Index to Financial Statements


Independent Auditors' Report

Balance Sheets - December 31, 1998, and 1997

Statements of Income - Years ended December 31, 1998, 1997 and 1996

Statements of Net Proceeds from All Sources - Years ended December 31, 1998,
         1997, and 1996

Statements of Cash Flows - Years ended December 31, 1998, 1997, and 1996

Notes to Financial Statements

Schedules- All schedules have been omitted because the required information is contained in the financial statements of related notes, or is not applicable.

[LOGO]



                            TEXAS PACIFIC LAND TRUST

                              Financial Statements

                        December 31, 1998, 1997 and 1996

                  (With Independent Auditors' Report Thereon)

                             [KPMG LLP LETTERHEAD]





                          INDEPENDENT AUDITORS' REPORT


The Trustees and Certificate Holders
Texas Pacific Land Trust:


We have audited the accompanying balance sheets of Texas Pacific Land Trust as of December 31, 1998 and 1997, and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         /s/ KPMG LLP


Dallas, Texas
January 29, 1999

                            TEXAS PACIFIC LAND TRUST

                                 Balance Sheets

                           December 31, 1998 and 1997



                                  Assets                                       1998              1997
                                                                            -----------      -----------
Cash                                                                        $   147,375          112,591
Temporary cash investments - at cost which approximates market                2,450,000        1,800,000
Notes receivable for land sales ($906,101 due in 1998 and
    $799,166 due in 1997) (note 1)                                           11,006,307        9,307,218
Prepaid Insurance                                                                41,059           45,500
Other assets                                                                    664,030          798,455
Real estate acquired through foreclosure (note 3)                             4,422,078        4,466,895
Water wells, leasehold improvements, furniture and equipment -
    at cost less accumulated depreciation                                       125,565          142,630

Property, no value assigned (note 1):
    Land (surface rights) situated in twenty-one counties in Texas -
       1,034,386.64 acres in 1998 and 1,065,481.33 acres in 1997                     --               --
    Town lots in Iatan, Loraine, and Morita, Texas - 628 lots                        --               --
    1/16 nonparticipating perpetual royalty interest in
       386,987.70 acres                                                              --               --
    1/128 nonparticipating perpetual royalty interest in
       85,413.60 acres                                                               --               --
                                                                            -----------      -----------

                                                                            $18,856,414       16,673,289
                                                                            ===========      ===========
                          Liabilities and Capital

Accounts payable and other liabilities                                      $     9,064           93,072
Federal income taxes                                                            348,311           42,783
Other taxes                                                                      16,854           24,372
Deferred taxes (note 5)                                                       4,840,479        4,291,856
                                                                            -----------      -----------
                  Total liabilities                                           5,214,708        4,452,083
                                                                            -----------      -----------

Capital (notes 1 and 6):
    Certificates of Proprietary Interest, par value $100 each;
       outstanding 1 certificate                                                     --               --
    Sub-share Certificates in Certificates of Proprietary Interest, par value $.16-2/3 each; outstanding 2,669,805 Sub-shares
       in 1998 and 2,753,205 Sub-shares in 1997                                      --               --
    Net proceeds from all sources                                            13,641,706       12,221,206
                                                                            -----------      -----------
                  Total capital                                              13,641,706       12,221,206
                                                                            -----------      -----------
                                                                            $18,856,414       16,673,289
                                                                            ===========      ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                              Statements of Income

                  Years ended December 31, 1998, 1997 and 1996



                                                          1998             1997            1996
                                                      -----------      -----------      -----------
Income:
     Oil and gas royalties                            $ 2,488,439        3,440,800        3,416,574
     Grazing lease rentals                                530,329          525,559          535,250
     Land sales                                         5,020,462        7,152,032        3,164,000
     Interest                                           1,004,124          802,296          486,318
     Easements and sundry income                        1,436,316        1,154,350          978,945
                                                      -----------      -----------      -----------
                                                       10,479,670       13,075,037        8,581,087
                                                      -----------      -----------      -----------
Expenses:
     Taxes, other than Federal income taxes               459,168          522,861          588,369
     Salaries and related employee benefits               556,143          484,779          446,637
     General expense, supplies and travel                 398,692          491,395          430,583
     Basis in real estate sold                             44,817        1,568,074          809,367
     Legal and professional fees                          109,615          103,120          103,870
     Commissions to local agents                            1,376           16,490           39,975
     Depreciation                                          60,321           49,201           15,726
     Trustees' compensation                                 8,000            8,000            8,000
                                                      -----------      -----------      -----------
                                                        1,638,132        3,243,920        2,442,527
                                                      -----------      -----------      -----------
              Income before provision for
                 Federal income taxes                   8,841,538        9,831,117        6,138,560
                                                      -----------      -----------      -----------
Provision for Federal income taxes (note 5):
        Current                                         2,259,654        2,220,902        1,780,222
        Deferred                                          548,623          903,474           94,065
                                                      -----------      -----------      -----------
                                                        2,808,277        3,124,376        1,874,287
                                                      -----------      -----------      -----------
              Net income                              $ 6,033,261        6,706,741        4,264,273
                                                      ===========      ===========      ===========
Net income per Sub-share Certificate                  $      2.22             2.39             1.46
                                                      ===========      ===========      ===========




See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                  Statements of Net Proceeds from All Sources

                  Years ended December 31, 1998, 1997 and 1996



                                                               1998                 1997                1996
                                                           -----------          -----------          -----------
Balance at beginning of year                               $12,221,206           10,125,656           10,294,628

Add:  Net income for year                                    6,033,261            6,706,741            4,264,273
                                                           -----------          -----------          -----------

                                                            18,254,467           16,832,397           14,558,901
                                                           -----------          -----------          -----------

Deduct:
    Cost of Sub-share Certificates in Certificates
       of Proprietary Interest purchased and
       cancelled - 83,400 Sub-shares in 1998,
       94,900 Sub-shares in 1997 and
       114,300 Sub-shares in 1996                            3,509,959            3,476,309            3,254,443
    Dividends paid - per Certificate of
       Proprietary Interest - $240 in 1998,
       1997 and 1996; per Sub-share
       Certificate - $0.40 in 1998, 1997 and 1996            1,102,802            1,134,882            1,178,802
                                                           -----------          -----------          -----------

                                                             4,612,761            4,611,191            4,433,245
                                                           -----------          -----------          -----------

Balance at end of year                                     $13,641,706           12,221,206           10,125,656
                                                           ===========          ===========           ==========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                                        1998              1997             1996
                                                                    -----------       -----------       -----------
Cash flows from operating activities:
    Net income                                                      $ 6,033,261         6,706,741         4,264,273
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                   60,321            49,201            15,726
          Deferred taxes                                                548,623           903,474            94,065
          Change in assets and liabilities:
             New notes receivable from land sales                    (3,053,978)       (4,905,315)       (2,217,546)
             Payments received on notes receivable                    1,354,889           665,875           658,776
             Real estate acquired through foreclosure                    44,817         1,568,074           809,367
             Prepaid insurance and other assets                         138,866          (158,966)         (213,560)
             Accounts payable and other liabilities                     (84,008)           23,038            14,988
             Federal income and other taxes payable                     298,010           (59,007)         (131,651)
                                                                    -----------       -----------       -----------
                  Net cash provided by operating activities           5,340,801         4,793,115         3,294,438
                                                                    -----------       -----------       -----------
Cash flows from investing activities:
    Additions to water wells, leasehold improvements,
       furniture and equipment                                          (56,243)          (78,731)         (108,653)
    Retirements of water wells, leasehold improvements,
       furniture and equipment                                           12,987            14,500            19,373
                                                                    -----------       -----------       -----------
                  Net cash used in investing activities                 (43,256)          (64,231)          (89,280)
                                                                    -----------       -----------       -----------
Cash flows from financing activities:
    Purchase of Sub-share Certificates in
       Certificates of Proprietary Interest                          (3,509,959)       (3,476,309)       (3,254,443)
    Dividends                                                        (1,102,802)       (1,134,882)       (1,178,802)
                                                                    -----------       -----------       -----------
                  Net cash used in financing activities              (4,612,761)       (4,611,191)       (4,433,245)
                                                                    -----------       -----------       -----------
Net increase (decrease) in cash and temporary
    cash investments                                                    684,784           117,693        (1,228,087)
Cash and temporary cash investments
    at beginning of year                                              1,912,591         1,794,898         3,022,985
                                                                    -----------       -----------       -----------
Cash and temporary cash investments at end of year                  $ 2,597,375         1,912,591         1,794,898
                                                                    ===========       ===========       ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996






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

       (b)    REVENUE RECOGNITION AND NOTES RECEIVABLE

              The Trust generally receives cash payments on land sales of 25% or more within the first year of such sales. Thereafter, annual principal and interest payments are required by the Trust. Accordingly, income is recognized on land sales during the periods in which such sales are closed and sufficient amounts of cash down payments are received. For Federal income tax purposes, such sales are recognized on the installment method. The installment method is also used for sales not meeting the minimum down payment requirements.

              Notes receivable related to land sales bear interest rates ranging from 8.75% to 11% as of December 31, 1998 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 9.12% as of December 31, 1998. The annual installments on notes are generally payable over terms of 3 to 15 years. There is no penalty for prepayment of principal, and prepayments in 1998, 1997 and 1996 were $575,428, $105,854 and $146,230, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value. There was no allowance for uncollectible accounts at December 31, 1998, 1997 or 1996. One customer represented approximately 15% and 19% and another represented approximately 14% and 17% of the Trust's notes receivable balance at December 31, 1998 and 1997, respectively.

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


              The maturities of notes receivable for each of the five years subsequent to December 31, 1998 are:

Years ending December 31:

                      1999                $  906,101
                      2000                 1,303,490
                      2001                   990,227
                      2002                   577,011
                      2003                   630,328

              As of December 31, 1998, there were no significant delinquencies in the Trust's notes receivable. The Trust reviews its aging, financial operations information on its debtors and estimated fair value of collateral held as security to determine an appropriate allowance for delinquencies, if any.

              The Trust's oil and gas royalty interest, grazing and lease rentals and easement and sundry income are recorded on a cash basis, which approximates the accrual method.

       (c)    NET INCOME PER SUB-SHARE

              The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,717,872 in 1998, 2,809,313 in 1997 and 2,913,913 in 1996).

       (d)    CASH FLOWS

              Temporary cash investments at December 31, 1998 and 1997 consist primarily of commercial paper. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 1998, 1997 and 1996 was $1,954,126, $2,277,943 and $1,920,810,
              respectively.

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

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996




(2)    SEGMENT INFORMATION

       In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust's management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.


(3)    REAL ESTATE ACQUIRED THROUGH FORECLOSURE

       Real estate acquired through foreclosure is carried at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes and other fees incurred relating to the foreclosure. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 1998, 1997 or 1996) if the carrying value of the property exceeds its estimated fair value.

       Real estate acquired through foreclosure included the following activity for the years ended December 31, 1998 and 1997:


                                               1998                         1997
                                    --------------------------     -------------------------
                                       ACRES       BOOK VALUE        ACRES       BOOK VALUE


Balance at January 1                 27,585.95     $4,466,895       27,830.19     $6,034,969
Sales                                 1,135.32         44,817          244.24      1,568,074
                                    ----------     ----------      ----------     ----------
Balance at December 31               26,450.63     $4,422,078       27,585.95     $4,466,895
                                    ==========     ==========      ==========     ==========


                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


(4)    EMPLOYEE BENEFIT PLANS

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

       The following table sets forth the Plan's changes in benefit obligation, fair value of plan assets, funded status and weighted average assumptions as of December 31, 1998 and 1997:

                                                     1998              1997
                                                 -----------       -----------

Change in benefits obligation:
    Benefit obligation at beginning of year      $ 1,336,308         1,234,252
    Service cost                                      47,470            40,717
    Interest cost                                     88,021            90,989
    Amendments                                            --            71,800
    Actuarial (gain) loss                              8,221           (13,993)
    Benefits paid                                    (71,789)          (87,457)
                                                 -----------       -----------
    Benefit obligation at end of year            $ 1,408,231         1,336,308
                                                 ===========       ===========
Change in plan assets:
    Fair value of plan assets at
      beginning of year:                         $ 1,703,767         1,546,566
    Actual return on plan assets                     181,257           244,658
    Benefits paid                                    (71,789)          (87,457)
                                                 -----------       -----------
    Fair value of plan assets at
      end of year                                $ 1,813,235         1,703,767
                                                 ===========       ===========
Funded status                                    $   405,004           367,459
Unrecognized net actuarial gain                     (194,021)         (141,716)
Unrecognized prior service cost                       89,509            99,949
Unrecognized portion of net asset existing
    at January 1, 1987                               (92,865)         (116,083)
                                                 -----------       -----------
Prepaid benefit cost                             $   207,627           209,609
                                                 ===========       ===========

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


                                                                      1998                1997
                                                                      ----                ----
        Weighted average assumptions as
            of December 31:
              Discount rate                                           7.25%              7.50%
              Expected return on plan assets                          7.00               7.00
              Rate of compensation increase                           7.79               7.79


       Net  periodic  benefit  costs for the year ended  December 31,  1998,  1997 and 1996  include the  following components:

                                                                      1998                1997               1996
                                                                   ---------           ---------          ---------
        Components of net periodic benefit costs:
              Service cost                                         $  47,470              40,717             36,641
              Interest cost                                           88,021              90,989             87,167
              Expected return on plan assets                        (116,751)           (104,778)          (100,524)
              Amortization of the unrecognized
                transition asset                                     (23,218)            (23,218)           (23,218)
              Amortization of unrecognized gains                      (3,980)                 --                 --
              Amortization of prior service cost                      10,440              10,440              4,980
                                                                 ---------------     ---------------    ----------------
              Net periodic benefit costs                           $   1,982              14,150              5,046
                                                                 ===============     ===============    ================

       Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. During 1998, the Trust contributed approximately $28,000.


(5)    FEDERAL TAXES ON INCOME

       The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income before provision for federal income taxes as a result of the following:

                                                       1998              1997             1996
                                                   -----------       -----------       ------------

Computed tax expense at the statutory rate         $ 3,006,123         3,342,580         2,087,110
Reduction in income taxes resulting from:
    Statutory depletion                               (150,526)         (207,043)         (203,688)
    Other, net                                         (47,320)          (11,161)           (9,135)
                                                   -----------       -----------       -----------

                                                   $ 2,808,277         3,124,376         1,874,287
                                                   ===========       ===========       ===========


                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                          1998                 1997
                                                       ----------          ----------
    Basis differences in real estate acquired
    through foreclosure                                $1,269,097           1,280,535
    Deferred installment revenue on land sales
    for tax purposes                                    3,571,383           3,011,321
                                                       ----------          ----------
          Total deferred tax liability                 $4,840,480           4,291,856
                                                       ==========          ==========


(6)    CAPITAL

       Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares. No Certificates were exchanged for Sub-shares in 1998, 1997 or 1996.

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


(7)    OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

       The Trust's share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 1998, 1997 and 1996, respectively: oil (in barrels) - 120,334, 121,415 and 120,432, and gas (in thousands of cubic feet) - 389,698, 402,447 and 444,353. Reserves related to the Trust's royalty interests are not presented because the information is unavailable.

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


(8)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following tables present unaudited financial data of the Trust for each quarter of 1998 and 1997:

                                                                     QUARTER ENDED
                                          ----------------------------------------------------------------
                                           DECEMBER 31,     SEPTEMBER 30,       JUNE 30,        MARCH 31,
                                             1998              1998              1998             1998
                                          ----------        ----------        ----------        ----------

Income                                    $ 3,699,273         1,408,955         1,781,692         3,589,750
                                          ===========       ===========       ===========       ===========
Income before provision
    for Federal income taxes              $ 3,378,559           979,590         1,365,700         3,117,689
                                          ===========       ===========       ===========       ===========
Net income                                $ 2,262,495           683,278           945,835         2,141,653
                                          ===========       ===========       ===========       ===========
Net income per
    Sub-share Certificate                 $       .84               .25               .35               .78
                                          ===========       ===========       ===========       ===========

                                                                     QUARTER ENDED
                                          ----------------------------------------------------------------
                                          DECEMBER 31,      SEPTEMBER 30,       JUNE 30,         MARCH 31,
                                             1997              1997              1997              1997
                                          ----------        ----------        ----------        ----------
Income                                    $ 1,692,622         4,068,850         3,670,579         3,642,986
                                          ===========       ===========       ===========       ===========
Income before provision
    for Federal income taxes              $ 1,340,681         3,683,717         1,615,224         3,191,495
                                          ===========       ===========       ===========       ===========
Net income                                $   934,123         2,482,476         1,112,815         2,177,327
                                          ===========       ===========       ===========       ===========
Net income per
    Sub-share Certificate                 $       .34               .89               .39               .77
                                          ===========       ===========       ===========       ===========

                               INDEX TO EXHIBITS
Exhibit
  No.                                Item

    27                       Financial Data Schedule