Form 10-Q
period 1999-06-30
TEXAS PACIFIC LAND TRUST
filed 1999-08-12
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                              -------------------------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------
Commission file number                  1-737
                      ---------------------------------------------------------


                               TEXAS PACIFIC LAND TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NOT APPLICABLE                                      75-0279735
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


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

                                     Part I

                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                       JUNE 30, 1999 and DECEMBER 31, 1998

                                                                                                          June 30,     December 31,
     ASSETS                                                                                                 1999           1998
     ------                                                                                             -----------    -----------
                                                                                                        (Unaudited)
Cash                                                                                                    $    76,837    $   147,375
Temporary cash investments at cost which approximates market                                              2,000,000      2,450,000
Accounts receivable                                                                                         259,512        255,544
Accrued interest receivable                                                                                 348,364        408,486
Prepaid expenses                                                                                             16,424         41,059
Federal income taxes receivable                                                                             229,647             --
Notes receivable for land sales                                                                           9,259,750     11,006,307
Real estate acquired through foreclosure:
      (26,413.09 acres at June 30, 1999 and 26,450.63 acres at December 31, 1998)                         4,652,873      4,422,078
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                                                    131,094        125,565

Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,032,315.22 acres in 1999 and 1,034,386.64 acres in 1998                                       --             --

     Town lots in Iatan, Loraine and Morita - 628 lots in 1999 and 1998                                          --             --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 1999 and 1998                       --             --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 1999 and 1998                       --             --

                                                                                                        -----------    -----------
                                                                                                        $16,974,501    $18,856,414
                                                                                                        ===========    ===========

     LIABILITIES AND CAPITAL
     -----------------------

Federal income taxes payable                                                                            $        --    $   348,311
Other taxes payable                                                                                         149,295         16,854
Other liabilities payable                                                                                    13,839          2,064
Escrow deposits on land sales                                                                                    --          7,000
Deferred taxes payable                                                                                    4,328,298      4,840,479
                                                                                                        -----------    -----------
          Total liabilities                                                                               4,491,432      5,214,708

Capital
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 1999 and 1998                                                   --             --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,639,705 sub-shares in 1999 and
            2,669,805 sub-shares in 1998                                                                         --             --

      Net proceeds from all sources                                                                      12,483,069     13,641,706
                                                                                                        -----------    -----------
           Total capital                                                                                 12,483,069     13,641,706

                                                                                                        -----------    -----------
                                                                                                        $16,974,501    $18,856,414
                                                                                                        ===========    ===========

                 See accompanying notes to financial statements.

                                      (1)

                            TEXAS PACIFIC LAND TRUST

                              STATEMENTS OF INCOME


                                  (Unaudited)


                                                  Three Months Ended           Six Months Ended
                                                       June 30                      June 30
                                              -------------------------     -------------------------
                                                 1999           1998           1999           1998
                                              ----------     ----------     ----------     ----------
Income:
   Rentals, royalties and sundry income       $  952,052     $1,233,545     $2,109,102     $2,699,061
   Land sales                                    238,400        291,427        315,421      2,170,827
   Interest                                      237,509        256,720        498,127        501,554
                                              ----------     ----------     ----------     ----------
                                               1,427,961      1,781,692      2,922,650      5,371,442
                                              ----------     ----------     ----------     ----------


Expenses:
   Taxes, other than Federal income taxes        110,065        121,522        213,612        245,940
   General and administrative expenses           275,984        294,470        626,943        642,113
   Basis in real estate sold                          --             --          1,578             --
                                              ----------     ----------     ----------     ----------
                                                 386,049        415,992        842,133        888,053
                                              ----------     ----------     ----------     ----------


   Income before provision for
   Federal income taxes                        1,041,912      1,365,700      2,080,517      4,483,389

Provision for Federal income taxes               317,547        419,865        639,967      1,395,901
                                              ----------     ----------     ----------     ----------

   Net income                                 $  724,365     $  945,835     $1,440,550     $3,087,488
                                              ==========     ==========     ==========     ==========

Average number of sub-share certificates
   and equivalent sub-share certificates
   outstanding                                 2,648,305      2,735,072      2,657,097      2,743,030
                                              ==========     ==========     ==========     ==========

Basic earnings per sub-share certificate      $      .27     $      .35     $      .54     $     1.13
                                              ==========     ==========     ==========     ==========

Cash dividend per sub-share certificate               --             --     $      .40     $      .40
                                              ==========     ==========     ==========     ==========

                See accompanying notes to financial statements.

                                      (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     Six Months
                                                                                       Ended
                                                                                      June 30
                                                                             ----------------------------
                                                                                1999             1998
                                                                             -----------      -----------

Cash flows from operating activities:

   Net income                                                                $ 1,440,550      $ 3,087,488

   Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation                                                            21,600           57,000
          Deferred taxes payable                                                (512,181)         256,908

   (Increase) decrease in assets:
     Accounts receivable                                                          (3,968)         (15,723)
     New notes receivable from land sales                                       (201,750)      (1,446,650)
     Payments received on notes receivable                                     1,727,981          631,578
     Accrued interest receivable                                                  49,653           38,852
     Federal income taxes receivable                                            (229,647)        (162,349)
     Prepaid expenses                                                             24,635           27,300
   Increase (decrease) in liabilities:
     Federal income taxes payable                                               (348,311)         (42,783)
     Other taxes payable                                                         132,441          145,640
     Escrow deposits on land sales                                                (7,000)           5,000
     Other liabilities payable                                                    11,775          301,043
                                                                             -----------      -----------

       Total adjustments                                                         665,228         (204,184)
                                                                             -----------      -----------

          Net cash provided by operating activities                            2,105,778        2,883,304
                                                                             -----------      -----------

Cash flows from investing activities -
   Additions to water wells, leasehold improvements,
          furniture and equipment                                               (27,129)         (28,637)
                                                                             -----------      -----------

Cash flows from financing activities:
   Sub-shares purchased for retirement                                        (1,531,985)      (2,013,964)
   Dividends paid                                                             (1,067,202)      (1,102,802)
                                                                             -----------      -----------

          Net cash used by financing activities                               (2,599,187)      (3,116,766)
                                                                             -----------      -----------

Net decrease in cash and cash equivalents                                       (520,538)        (262,099)

Cash and cash equivalents at beginning
   of year                                                                     2,597,375        1,912,591
                                                                             -----------      -----------
Cash and cash equivalents at end
   of period                                                                 $ 2,076,837      $ 1,650,492
                                                                             ===========      ===========

                       See accompanying notes to financial statements.

                                      (3)

                                    TEXAS PACIFIC LAND TRUST
                                  NOTES TO FINANCIAL STATEMENTS
                                          JUNE 30, 1999

(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 1998 and 1997, and for each of the years in the three year period ended December 31, 1998, included in the Trust's Form 10-K.

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

(5) The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the six months ended June 30, 1999 and 1998 is summarized as follows:

                                                                    1999           1998
                                                                 ----------     ----------
         Federal income taxes paid                               $1,730,106     $1,344,126
                                                                 ==========     ==========

         Non-cash operating activity -

         Notes receivable plus accrued interest converted to
         real estate acquired through foreclosure                $  230,795             --
                                                                 ==========     ==========


                                      (4)

(7) The Trust has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust's management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Trust management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

(8) Effective January 1, 1999, the Trust implemented the provisions of Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5, required initial application to be recorded as of the beginning of the fiscal year in which the SOP is first adopted. Due to the nature of the Trust's operations, there was no effect of implementation of this new pronouncement on the financial condition or results of operations of the Trust.



                                      (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                                Six Months Ended
                             June 30, 1999 and 1998

Results of Operations for Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Earnings per sub-share were $.27 for the second quarter of 1999 compared to $.35 in the second quarter of 1998. Total revenues were $1,427,961 compared to $1,781,692, a decrease of 19.9%.

Land sales for the second quarter of 1999 were 665 acres at an average price of approximately $358 per acre for a total of $238,400. This compares to 1,536.35 acres at an average price of approximately $190 per acre for a total of $291,427 in the second quarter of 1998.

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

Rentals, royalties and sundry income amounted to $952,052 for the second quarter of 1999 compared to $1,233,545 for the second quarter of 1998, down 22.8%.

Oil and gas royalty revenue was $585,594 for the second quarter of 1999, down 14.6% compared to the second quarter of 1998. Oil royalty revenue was $399,694, down 10.9% for the 1999 period. Crude oil production subject to the Trust's royalty interest was down 17.7% in the second quarter of 1999 which was offset by an 8.3% increase in the average price per barrel. Gas royalty revenue was $185,900 in the second quarter of 1999, down 21.6% on a volume decrease of 6.6% and a price decrease of 16.3%.

Easement and other sundry income was $174,644 for the second quarter of 1999, down 50.3% from the second quarter of 1998. This is mainly due to lack of pipeline easement and seismic permit income which were unusually high in the second quarter of 1998.

Interest revenue was down 7.5% in the second quarter of 1999 compared to the same period of 1998. Interest from notes receivable amounted to $215,251, a 7.0% decrease from the 1998 period. Notes receivable for land sold were $9,259,750 as of June 30, 1999, down 8.5% from June 30, 1998, due to payments received from note makers. Sundry interest was $22,258 for the second quarter of 1999, down 11.9% from the second quarter of 1998. Sundry interest income fluctuates based on cash on hand for investment, and interest rates on short term investments.

Taxes, other than Federal income taxes, were down 9.4% due to a decrease in land inventory and decrease in royalty income in the second quarter of 1999 compared to the second quarter of 1998.

General and administrative expenses were down 6.3% for the second quarter of 1999 compared with the same period of 1998.


                                      (6)

Results of Operations for Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Earnings per sub-share for the first six months of 1999 were $.54 compared to $1.13 in the first six months of 1998. Total revenues were $2,922,650 compared to $5,371,442, a decrease of 45.6%. The following decreases: land sales - $1,855,406; oil and gas royalties - $391,179; and easement and sundry - $194,611 are the main components of decreased revenue of the first six months of 1999 compared to 1998.

Land sales for the first six months of 1999 were 2,111.43 acres at an average price of approximately $149 per acre for a total of $315,421. This compares to 25,224.35 acres at an average price of approximately $86 per acre for a total of $2,170,827 in the first six months of 1998.

Rentals, royalties, and sundry income amounted to $2,109,102 for the first six months of 1999 compared to $2,699,061 for the first six months of 1998, down 21.9%.

Oil and gas royalty revenue for the first six months of 1999 was $1,049,437, down 27.2% compared to the first six months of 1998. Oil royalty revenue was $681,407, down 28.8% for the 1999 period. Crude oil production was down 15.9% in the first six months of 1999, and the average price per barrel was down 15.4%. Gas royalty revenue was $368,030 in the first six months of 1999, down 23.8% on a volume decrease of 4.7%, and a price decrease of 20.1%.

Easement and other sundry income was $780,078 in the first six months of 1999, down 20.0% from the first six months of 1998. This was mainly due to reduction of pipeline easement and seismic permit income that were unusually high in the first six months of 1998.

Interest revenue was $498,127 for the first six months of 1999, down $3,427 or 7/10 of 1% from the 1998 period. Interest from notes receivable was $438,799, down 8/10 of 1% from the 1998 period. Sundry interest was $59,328 for the first six months, down $70 for 1/10 of 1% from the 1998 period.

Taxes, other than Federal income taxes in the first six months of 1999 were down 13.1%. This is due to the decrease in land inventory and royalty income.

General and administrative expenses for the first six months of 1999 were down 2.4% from the first six months of 1998.

Liquidity and Capital Resource

The Trust's oil and gas royalty revenues, lease rentals and receipts of interest and principal on notes receivable has generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the predictable future.

Year 2000 Issue

The Trust recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. As of June 30, 1999, the Trust has assessed and made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Trust's external entities, such as vendors, customers, payment systems and others is ongoing. Due to the nature and extent of the Trust's operations that are affected by Year 2000 issues, the Trust does not believe that Year 2000 issues will have a material


                                      (7)
adverse effect on the business operation or the financial performance of the Trust. There can be no assurance, however, that Year 2000 issues will not adversely effect the Trust or its business. The Trust believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

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



                                      (8)

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



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TEXAS PACIFIC LAND TRUST
                                             ------------------------------
                                                      (Registrant)


Date    August 12, 1999                      By /s/ ROY THOMAS
     ---------------------                      ---------------------------
                                                Roy Thomas, General Agent,
                                                Authorized Signatory and
                                                Principal Financial Officer


                                      (9)

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                        EXHIBIT
     -------                       -------
      27                    Financial Data Schedule