Form 10-Q
period 1999-09-30
TEXAS PACIFIC LAND TRUST
filed 1999-11-12
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 1999
                              --------------------------------------------------

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

Yes   X       No
     ----       ----

                                      Part
                                        I

                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 and DECEMBER 31, 1998

                                                                                                    September 30,      December 31,
                ASSETS                                                                                  1999              1998
                                                                                                    -------------     -------------
                                                                                                     (Unaudited)
Cash                                                                                                $     678,089     $     147,375
Temporary cash investments at cost which approximates market                                            2,150,000         2,450,000
Accounts receivable                                                                                       256,215           255,544
Accrued interest receivable                                                                               327,416           408,486
Prepaid expenses                                                                                            4,106            41,059
Notes receivable for land sales                                                                         8,443,222        11,006,307
Real estate acquired through foreclosure:
      (26,413.09 acres at September 30, 1999 and 26,450.63 acres at December 31, 1998)                  4,652,873         4,422,078
Water wells, leasehold improvements, furniture and
      equipment - at cost less accumulated depreciation                                                   125,750           125,565

Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,032,308.67 acres in 1999 and 1,034,386.64 acres in 1998                                     --                --

     Town lots in Iatan, Loraine and Morita - 628 lots in 1999 and 1998                                        --                --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 1999 and 1998                     --                --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 1999 and 1998                     --                --

                                                                                                    -------------     -------------
                                                                                                    $  16,637,671     $  18,856,414
                                                                                                    =============     =============
                LIABILITIES AND CAPITAL

Federal income taxes payable                                                                        $       4,942     $     348,311
Other taxes payable                                                                                       213,257            16,854
Other liabilities payable                                                                                  30,653             2,064
Escrow deposits on land sales                                                                               1,000             7,000
Deferred taxes                                                                                          4,054,639         4,840,479
                                                                                                    -------------     -------------
          Total liabilities                                                                             4,304,491         5,214,708

Capital
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 1999 and 1998                                                 --                --

      Sub-share Certificates in Certificates of Proprietary
         Interest, par value $.16 2/3 each; outstanding
         2,624,405 sub-shares in 1999 and 2,669,805 sub-
         shares in 1998                                                                                        --                --

      Net proceeds from all sources                                                                    12,333,180        13,641,706
                                                                                                    -------------     -------------
           Total capital                                                                               12,333,180        13,641,706

                                                                                                    -------------     -------------
                                                                                                    $  16,637,671     $  18,856,414
                                                                                                    =============     =============




                 See accompanying notes to financial statements.



                                       (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME


                                   (Unaudited)

                                                               Three Months Ended                      Nine Months Ended
                                                                 September 30,                           September 30,
                                                        --------------------------------        --------------------------------
                                                            1999                1998                1999                1998
                                                        ------------        ------------        ------------        ------------
Income:
     Rentals, royalties and sundry income               $    956,486        $    919,344        $  3,065,588        $  3,618,405
     Land sales                                               29,476             240,400             344,897           2,411,227
     Interest                                                236,207             249,211             734,334             750,765
                                                        ------------        ------------        ------------        ------------
                                                           1,222,169           1,408,955           4,144,819           6,780,397
                                                        ------------        ------------        ------------        ------------
Expenses:
     Taxes, other than Federal income taxes                  112,707             115,042             326,319             360,982
     General and administrative expenses                     287,874             271,873             914,817             913,986
     Basis in real estate sold                                    --              42,450               1,578              42,450
                                                        ------------        ------------        ------------        ------------
                                                             400,581             429,365           1,242,714           1,317,418
                                                        ------------        ------------        ------------        ------------

           Income before provision for
                  Federal income taxes                       821,588             979,590           2,902,105           5,462,979

Provision for Federal income taxes                           240,930             296,312             880,897           1,692,213
                                                        ------------        ------------        ------------        ------------
              Net income                                $    580,658        $    683,278        $  2,021,208        $  3,770,766
                                                        ============        ============        ============        ============

Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                                          2,637,388           2,703,188           2,650,527           2,729,749
                                                        ============        ============        ============        ============

Basic earnings per sub-share certificate                $        .22        $        .25        $        .76        $       1.38
                                                        ============        ============        ============        ============

Cash dividend per sub-share certificate                           --                  --        $        .40        $        .40
                                                        ============        ============        ============        ============


                 See accompanying notes to financial statements.



                                       (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                          -------------------------------------
                                                                                               1999                   1998
                                                                                          --------------         --------------
Cash flows from operating activities:

    Net income                                                                            $    2,021,208         $    3,770,766

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                                     32,400                 85,500
                 Deferred taxes                                                                 (785,840)               201,963

                 (Increase) decrease in assets:
                    Accounts receivable                                                             (671)                  (190)
                    New notes receivable from land sales                                        (201,750)            (1,623,650)
                    Payments received on notes receivable                                      2,544,509                943,657
                    Accrued interest receivable                                                   70,601                 30,677
                    Federal income taxes receivable                                                   --               (196,093)
                    Prepaid expenses                                                              36,953                 40,950
                    Real estate acquired through foreclosure                                          --                 42,450
                 Increase (decrease) in liabilities:
                    Federal income taxes payable                                                (343,369)               (42,783)
                    Other taxes payable                                                          196,403                218,258
                    Escrow deposits on land sales                                                 (6,000)                 8,500
                    Other liabilities payable                                                     28,589                (80,455)
                                                                                          --------------         --------------

                        Total adjustments                                                      1,571,825               (371,216)
                                                                                          --------------         --------------

                            Net cash provided by operating activities                          3,593,033              3,399,550
                                                                                          --------------         --------------

Cash flows from investing activities -
   Additions to water wells, leasehold improvements,
          furniture and equipment                                                                (32,585)               (38,037)
                                                                                          --------------         --------------

Cash flows from financing activities:
    Sub-shares purchased for retirement                                                       (2,262,532)            (2,817,607)
    Dividends paid                                                                            (1,067,202)            (1,102,802)
                                                                                          --------------         --------------

                         Net cash used by financing activities                                (3,329,734)            (3,920,409)
                                                                                          --------------         --------------


Net increase (decrease) in cash and cash equivalents                                             230,714               (558,896)

Cash and cash equivalents at beginning
    of year                                                                                    2,597,375              1,912,591
                                                                                          --------------         --------------
Cash and cash equivalents at end
    of period                                                                             $    2,828,089         $    1,353,695
                                                                                          ==============         ==============


                 See accompanying notes to financial statements.




                                       (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 1998 and 1997, and for each of the years in the three year period ended December 31, 1998, included in the Trust's Form 10-K.

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

(5) The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the nine months ended September 30, 1999 and 1998 is summarized as follows:

                                                                          1999                  1998
                                                                      ------------          ------------
Federal income taxes paid                                             $  2,010,106          $  1,729,126
                                                                      ============          ============

Non - cash operating activity -

Notes receivable plus accrued interest converted to
real estate acquired through foreclosure                              $    230,795                    --
                                                                      ============          ============




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














                                       (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                           Nine and Three Months Ended
                           September 30, 1999 and 1998


Results of Operations for Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Earnings per sub-share certificate for the third quarter of 1999 were $.22 compared to $.25 in the third quarter of 1998. Total revenues were $1,222,169 compared to $1,408,955, a decrease of 13.3%.

In the third quarter of 1999, land sales totaled $29,476 which was 6.55 acres at $4,500 per acre. In the comparable period of 1998, 1,521.27 acres were sold for $240,400, an average of $158 per acre.

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

Rentals, royalties and sundry income were $956,486 for the third quarter of 1999 compared to $919,344 for the third quarter of 1998, an increase of 4.0%.

Oil and gas royalty revenue was $646,704 compared to $599,585 for the third quarter of 1998, up 7.9%. Oil royalty revenue was $391,462, up 4.5% from the third quarter of 1998. Oil royalty production subject to the Trust's royalty interest was down 31.0% in the third quarter of 1999, while the average price per royalty barrel of crude oil was up 51.6%. Gas royalty revenue for the third quarter was $255,242, up 13.5% on a volume decrease of 1.5% and price increase of 15.5%.

Easement and sundry income was $183,703 for the third quarter of 1999, down 3.9% from the third quarter of 1998. These categories of income are not predictable and commonly have large swings in any given period.

Interest revenue was down 5.2% for the third quarter of 1999 compared to the third quarter of 1998. Interest from notes receivable was $208,425, down 9.0% for the 1999 period due to a decrease in note receivable balances from the prior year. Notes receivable for land sold were $8,443,222 as of September 30, 1999, a decrease of 15.5% from the end of the third quarter of 1998. Sundry interest was $27,782 for the third quarter of 1999, which was up 38.3% from the third quarter of 1998. The increase of sundry interest earned was due to more funds available, which was mainly due to the pay off of notes receivable.

Taxes, other than Federal income taxes, were down 2.0% for the third quarter of 1999 compared to the third quarter of 1998.

General and administrative expenses were up 5.9% over the third quarter of 1998. This is mainly due to increases in professional fees and repair and maintenance cost on foreclosed property.



                                       (6)

Results of Operations for Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Earnings per sub-share for the first nine months of 1999 were $.76 compared to $1.38 for the first nine months of 1998. Total revenues were $4,144,819 compared to $6,780,397, a decrease of 38.9%.

The first nine months of 1999 had total land sales of 2,117.98 acres for $344,897, an average of $163 per acre, compared to 26,745.61 acres for $2,411,227, an average of $90 per acre in 1998.

Rentals, royalties, and sundry income were $3,065,588 for the first nine months compared to $3,618,405 for the first nine months of 1998, a decrease of 15.3%.

Oil and gas royalty revenue for the first nine months was $1,696,141 compared to $2,040,201 for the first nine months of 1998, down 16.9%. Oil royalty revenue was $1,072,869, down 19.5% for the 1999 period. Crude oil production subject to the Trust's royalty interest was down 20.7% for the first nine months of 1999, while the average price per barrel of crude oil was up 1.6%. Gas royalty revenue was $623,272 for the first nine months of 1999, down 12.0% on a volume decrease of 3.7%, and a price decrease of 8.7%.

Easement and sundry income was $963,781 for the first nine months of 1999, down 17.3% from the first nine months of 1998. These categories of income are not predictable, and may have large increases or decreases in any given period or year.

Interest revenue was down 2.2% for the first nine months of 1999 compared to the first nine months of 1998. Interest from notes receivable was $647,224, down 3.6% for the 1999 period and sundry interest was $87,110, up 9.6%.

Taxes, other than Federal income taxes were down 9.6% for the first nine months of 1999 from the first nine months of 1998.

General and administrative expenses were up 1/10 of 1% for the first nine months of 1999 over the comparable 1998 period.

Liquidity and Capital Resource

The Trust's oil and gas royalty revenues, lease rentals and receipts of interest and principal on notes receivable has generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the predictable future.

Year 2000 Issue

The Trust recognized that the arrival of the Year 2000 poses a unique challenge to the ability of its entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. As of September 30, 1999, the Trust has assessed and made certain changes to provide for continued functionality of its systems. Due to the nature and extent of the Trust's operations that are affected by Year 2000 issues, the Trust does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Trust. There can be no assurance, however, that




                                       (7)

Year 2000 issues will not adversely effect the Trust or its business. The Trust believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

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



                                                    TEXAS PACIFIC LAND TRUST
                                                 ------------------------------
                                                          (Registrant)



   Date  November 12, 1999                By /s/ ROY THOMAS
        ---------------------------------   -----------------------------------
                                            Roy Thomas, General Agent,
                                            Authorized Signatory and Principal
                                            Financial Officer









                                       (9)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                               EXHIBIT
-------                              --------
  27                           Financial Data Schedule