Form 10-K405
period 1999-12-31
TEXAS PACIFIC LAND TRUST
filed 2000-03-28
CIK 97517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended December 31, 1999                             Commission file number 1-737

                            TEXAS PACIFIC LAND TRUST
                            ------------------------
             (Exact name of registrant as specified in its charter)

Not Applicable                                                        75-0279735
--------------                                                        ----------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

80 Broad Street, Suite 2700, New York, New York                           10004
                                                                         ------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number,
including area code:                                             (212) 269-2266

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each
Title of Each Class                                 Exchange on Which Registered
-------------------                                 ----------------------------

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
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                      ---
         As of January 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $99,986,055.

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

         (i) During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of consolidated revenues.


                                      1999         1998         1997
                                      ----         ----         ----
             Interest                   16%          --           --
             Land Sales                 --           48%          55%
             Oil and Gas Royalties      46%          24%          26%


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

         (vii) Texas Pacific Land Trust received $653,994 or 24 percent of its oil and gas royalty income from 84 leases operated by Texaco, Inc.

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

ITEM 2:  PROPERTIES.

         Texas Pacific Land Trust owns the surface estate in approximately 1,055,416.18 acres of land located in 21 counties in the western part of Texas. Also, the Trust owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,413 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 1999, grazing leases were in effect on 97.7 percent or approximately 1,030,842.22 acres of the Trust's land. Approximately 5,413.05 acres of land were sold in 1999. The Trust leases office space in Dallas, Texas and New York, New York.


ITEM 3:  LEGAL PROCEEDINGS.

         Texas Pacific is not involved in any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This item is not applicable to Texas Pacific.

ITEM 5:  MARKET FOR SUB-SHARE CERTIFICATES AND RELATED SECURITY HOLDER MATTERS.

         The range of reported sales for sub-shares on the New York Stock Exchange for the past two years has been as follows:


                               1999                           1998
                       ----------------------        ---------------------
                         HIGH          LOW             HIGH        LOW
                       --------      --------        --------    ---------
1st Quarter            $59 1/2       $48 1/4         $48         $38 15/16
2nd Quarter             50 1/16       44 1/2          47 1/8      39 1/8
3rd Quarter             55 1/8        44 1/16         43 7/16     35 3/4
4th Quarter             47 1/2        37 3/4          54 5/8      39 1/4

         Certificates of Proprietary Interest and sub-shares are interchangeable in the ratio of one certificate for 600 sub-shares or 600 sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a dividend once a year for the preceding 43 years. The dividend was $.40 per sub-share in 1999 and $.40 per sub-share in 1998. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to sufficient earnings of the Trust being accomplished.

         The approximate number of holders of certificates of proprietary interest and sub-shares as of January 31, 2000 were:

         Certificates of proprietary interest                         1
         Sub-shares in certificates of proprietary interest         887
                                                                    ---

                      TOTAL                                         888
                                                                    ===

ITEM 6:  SELECTED FINANCIAL DATA.

                                 SUMMARY OF SELECTED FINANCIAL DATA

                    1999          1998          1997          1996          1995
                 -----------   -----------   -----------   -----------   -----------
Gross revenue    $ 5,924,237   $10,479,670   $13,075,037   $ 8,581,087   $ 6,440,285

Expenses           1,724,815     1,638,132     3,243,920     2,442,527     1,688,567
                 -----------   -----------   -----------   -----------   -----------

Income before
provision for
Federal income
taxes              4,199,422     8,841,538     9,831,117     6,138,560     4,751,718

Provision for
Federal income
taxes              1,261,595     2,808,277     3,124,376     1,874,287     1,422,817
                 -----------   -----------   -----------   -----------   -----------

Net income       $ 2,937,827   $ 6,033,261   $ 6,706,741   $ 4,264,273   $ 3,328,901
                 ===========   ===========   ===========   ===========   ===========


Net income per
Sub-share        $      1.11   $      2.22   $      2.39   $      1.46   $      1.09

Dividends per
Sub-share        $       .40   $       .40   $       .40   $       .40   $       .40

Average number
of Sub-shares
outstanding        2,642,626     2,717,872     2,809,313     2,913,913     3,038,847
                 ===========   ===========   ===========   ===========   ===========


Total assets,
exclusive of
property with
no assigned
value            $15,876,606   $18,856,414   $16,673,289   $13,710,234   $13,901,804
                 ===========   ===========   ===========   ===========   ===========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Earnings per sub-share certificate for 1999 were $1.11 compared to $2.22 in 1998 and $2.39 in 1997. Total revenues in 1999 were $5,924,237, and in
1998 $10,479,670, and in 1997 $13,075,037.

         Land sales in 1999 were $516,525 compared to $5,020,462 in 1998, and $7,152,032 in 1997. A total of 5,413.05 acres were sold in 1999 at an average price of $95 per acre, compared to 31,962 acres in 1998 and 10,468 acres in 1997 at an average price per acre of $157 and $683 respectively.

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

         Rentals, royalties and other income were $5,407,712 in 1999 compared to $5,459,208 in 1998 and $5,923,005 in 1997.

         Oil and gas royalty revenue was $2,713,638 compared to $2,488,439 in 1998 and $3,440,800 in 1997. Oil royalty revenue was $1,697,769 and gas royalty revenue was $1,015,869 in 1999. Crude oil production from Trust royalty wells decreased 11.3% and the average price received for crude oil increased 17.7%. Total gas production increased 13.7% and the average price for gas increased 3.2%. The average price per royalty barrel of crude oil for 1999, 1998, and 1997 was $15.90, $13.51 and $19.86 respectively. The Trust's oil and gas royalty income is from perpetual non participating royalty interests. The Trust has no control over changes in production or prices of oil and gas. Recent years have had increased activity for oil and gas exploration, but the huge slump in oil prices in 1998 brought a halt to exploration activities by the end of 1998. Although oil prices have increased very well in the second half of 1999, oil and gas exploration has not rebounded as well by years end. It is expected that exploration will increase if oil prices hold at their current levels.

         Interest revenue was $960,492 in 1999 compared to $1,004,124 in 1998 and $802,296 in 1997. Interest on notes receivable amounted to $841,136 in 1999, $905,451 in 1998, and $693,569 in 1997. At 1999 year end, notes receivable from land sales were $8,393,007 compared to $11,006,307 in 1998 and $9,307,218 in
1997. Sundry interest amounted to $119,356 in 1999, $98,673 in 1998, and $108,727 in 1997. Notes receivable from land sales had total principal payments of $2,654,122 in 1999 and included $1,766,015 prepaid before maturity. One note in the amount of $232,373, including accrued interest, was foreclosed due to default and the property securing the said note was repossessed by the Trust.

         Sundry income revenue in 1999 was $1,210,648 compared to $1,436,316 in 1998, and $1,154,350 in 1997. A significant amount of sundry income for the past three years has been seismic and pipeline easement revenue which is not predictable as future sources of income. Also in 1999 the Trust made two leases for sites for electricity producing windmill towers on Trust land. Wind electricity income is not currently a large source of income, but has possibilities for additional sites. The portion of sundry income which was wind generated electricity income in 1999 amounted to $50,566.

         Taxes, other than Federal income taxes, were $477,295 in 1999 compared to $459,168 in 1998 and $522,861 in 1997. Oil and gas production taxes were $155,482 in 1999 compared to $140,588 in 1998 and $189,912 in 1997. Ad valorem taxes were $282,004 in 1999 compared to $281,264 in 1998 and $298,406 in 1997.
Basis in real estate sold was $55,827 in 1999, $44,817 in 1998, and $1,568,074 in 1997. All other expenses were $1,191,693 in 1999, $1,134,147 in 1998, and
$1,152,985 in 1997.

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

                        Year ending December 31         Maturity
                        -----------------------        -----------
                               2000                    $   504,634
                               2001                        551,054
                               2002                        601,664
                               2003                        634,708
                               2004                        674,027
                             Thereafter                  5,426,920
                                                       -----------

                                                       $ 8,393,007

The Trust's remaining financial instruments consist of cash, temporary cash investments and accounts payable and other liabilities and the carrying amount of these instruments approximate fair value due to the short-term nature of these instruments.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements attached hereto.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         This item is not applicable to Texas Pacific.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)      Directors:

                                 POSITION AND           PERIOD DURING
                                 OFFICES HELD           WHICH PERSON
       NAME              AGE     WITH REGISTRANT        HAS SERVED IN OFFICE
      ------             ---     ---------------        --------------------
George C. Fraser III      77     Trustee and Chairman   Trustee since 10/01/61
                                 of the Trustees

Maurice Meyer III         64     Trustee and Member     Trustee since 02/28/91
                                 of Audit Committee

Joe R. Clark              72     Trustee and Member     Trustee since 02/20/87
                                 of Audit Committee

         (b)      Executive Officers.


                                 POSITION AND           PERIOD DURING
                                 OFFICES HELD           WHICH PERSON
       NAME              AGE     WITH REGISTRANT        HAS SERVED IN OFFICE
      ------             ---     ---------------        --------------------
George C. Fraser III      77     Trustee and Chairman   Chairman of Trustees
                                 of the Trustees        since 02/28/91

Roy Thomas                53     General Agent and      General Agent of Texas
                                 Secretary              Pacific Land Trust
                                                        commencing 01/01/95
                                                        and Secretary
                                                        commencing 01/01/95;
                                                        Assistant General
                                                        Agent from 12/01/92
                                                        through 12/31/94


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

Maurice Meyer III               Former Vice Chairman of Henderson
                                Brothers; personal investments

Joe R. Clark                    Former President of Texas Pacific
                                Oil Company, Inc.; personal investments

Roy Thomas                      General Agent and Secretary
                                of Texas Pacific Land Trust


         (f) Involvement in Certain Legal Proceedings. During the past five years, no Director or Executive Officer is or has been involved in any event reportable under this caption.

ITEM 11:    EXECUTIVE COMPENSATION.

                               REMUNERATION TABLE


   (A)              (B)                   (C)                  (D)

                                 CASH & CASH EQUIVALENT     AGGREGATE OF
NAME OF         CAPACITIES       FORMS OF REMUNERATION    CONTINGENT FORMS
INDIVIDUALS   IN WHICH SERVED            SERVED            OF REMUNERATION
-----------   ---------------    ----------------------   ----------------
                                          (C1)                 (C2)
                                                          Securities of
                                     Salaries, Fees,      Property, In-
                                     Director's Fees,     surance Benefits
                                     Commissions and      or Reimbursements;
                                        Bonuses           Personal Benefits
                                     ----------------     ------------------
Roy Thomas    Secretary &               $128,642               (1)       (2)
              General Agent

All Officers  Trustees in-              $136,642               (1)       (2)
& Directors   cluding Chairman;
as a Group    General Agent
(four in
number)



(1) During the year ending December 31, 1999, no Trustee or executive officer of the registrant received any compensation for services to the registrant in the form of securities or property, life or health insurance, medical reimbursement, personal benefits or other unreported compensation except for certain personal benefits such that the extent to which they were personal rather than business cannot be specifically or precisely ascertained without unreasonable effort or expenses and which did not in any event exceed the minimum reportable amount under this caption.

(2) The registrant maintains Texas Pacific Land Trust Employees' Pension Plan, a non-contributory defined benefit pension plan qualified under
         Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant's contribution, payment or accrual in respect to Mr. Thomas is not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% of each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $52,099.87 per year upon retirement at age 65. Total compensation paid during 1999 to the nine (9) employees covered by the Employees' Pension Plan was $563,599.98. No contribution was made to the plan in 1999. The remuneration covered by the plan is salary.

                  Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. During 1999, the Trust contributed $33,456.

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

         (b) Security Ownership of Management: The following table gives the information indicated as to equity securities (Certificates of Proprietary Interest and Sub-Share Certificates) of Texas Pacific beneficially owned directly or indirectly by all trustees, naming them, and by all trustees and officers of the registrant, as a group:

                                                 AMOUNT AND NATURE
                                NAME OF            OF OWNERSHIP      PERCENT
TITLE AND CLASS (1)         BENEFICIAL OWNER    ON JANUARY 31, 1999  OF CLASS
-------------------       --------------------  -------------------  --------
Sub-share certificates:   George C. Fraser III       28,420 (2)          1.08%

Sub-share certificates:   Maurice Meyer III          14,950 (3)           .57%

Sub-share certificates:   Joe R. Clark                  500               .02%

Sub-share certificates:   All Trustees and
                          Officers as a Group        43,870              1.67%

         (1) The sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred sub-shares or six hundred sub-shares for one Certificate of

                  Proprietary Interest, and are deemed to constitute a single class. On December 31, 1999, no trustee or officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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



                           (Registrant)     TEXAS PACIFIC LAND TRUST



                                            By: /s/ GEORGE C. FRASER III
                                               --------------------------------
                                               George C. Fraser III
                                               Chief Executive Officer



                                            Date: March 22, 2000
                                                 ------------------------------





                                            By: /s/ ROY THOMAS
                                               --------------------------------
                                               ROY THOMAS
                                               Chief Financial and Chief
                                               Accounting Officer



                                            Date: March 27, 2000
                                                 ------------------------------

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




                                            By: /s/ GEORGE C. FRASER III
                                               --------------------------------
                                               George C. Fraser III, Trustee


                                            Date: March 22, 2000
                                                 ------------------------------





                                            By: /s/ JOE R. CLARK
                                               --------------------------------
                                               Joe R. Clark, Trustee



                                            Date: March 27, 2000
                                                 ------------------------------





                                            By: /s/ MAURICE MEYER III
                                               --------------------------------
                                               Maurice Meyer III, Trustee



                                            Date: March 24, 2000
                                                 ------------------------------

                            TEXAS PACIFIC LAND TRUST

                              Financial Statements

                        December 31, 1999, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                            TEXAS PACIFIC LAND TRUST

                               TABLE OF CONTENTS


                                                                                         PAGE
Independent Auditors' Report                                                               1

Balance Sheets - December 31, 1999 and 1998                                                2

Statements of Income - Years ended December 31, 1999, 1998 and 1997                        3

Statements of Net Proceeds from All Sources - Years ended
   December 31, 1999, 1998 and 1997                                                        4

Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997                    5

Notes to Financial Statements                                                              6

Schedules - All schedules have been omitted because the required information is contained in the financial statements of related notes, or is not applicable.

                          INDEPENDENT AUDITORS' REPORT


The Trustees and Certificate Holders
Texas Pacific Land Trust:



We have audited the accompanying balance sheets of Texas Pacific Land Trust as of December 31, 1999 and 1998, and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP
Dallas, Texas
January 21, 2000

                            TEXAS PACIFIC LAND TRUST

                                 Balance Sheets

                           December 31, 1999 and 1998


                                    ASSETS                                1999          1998
                                                                       -----------   -----------
Cash                                                                   $   222,539   $   147,375
Temporary cash investments - at cost which approximates market           1,650,000     2,450,000
Notes receivable for land sales ($504,634 due in 2000 and
    $906,101 due in 1999) (note 1)                                       8,393,007    11,006,307
Prepaid insurance                                                           40,162        41,059
Other assets                                                               810,771       664,030
Prepaid Federal income taxes                                                41,523            --
Real estate acquired through foreclosure (note 3)                        4,598,624     4,422,078
Water wells, leasehold improvements, furniture and equipment -
    at cost less accumulated depreciation                                  119,980       125,565

Property, no value assigned (note 1):
    Land (surface rights) situated in twenty-one counties in Texas -
       1,030,388.67 acres in 1999 and 1,034,386.64 acres in 1998                --            --
    Town lots in Iatan, Loraine, and Morita, Texas - 628 lots                   --            --
    1/16 nonparticipating perpetual royalty interest in
       386,987.70 acres                                                         --            --
    1/128 nonparticipating perpetual royalty interest in
       85,413.60 acres                                                          --            --
                                                                       -----------   -----------

                   Total assets                                        $15,876,606   $18,856,414
                                                                       ===========   ===========

                           LIABILITIES AND CAPITAL

Accounts payable and other liabilities                                 $    80,650   $     9,064
Federal income taxes                                                            --       348,311
Other taxes                                                                 27,383        16,853
Deferred taxes (note 5)                                                  4,021,803     4,840,480
                                                                       -----------   -----------

                   Total liabilities                                     4,129,836     5,214,708
                                                                       -----------   -----------

Capital (notes 1 and 6):
    Certificates of Proprietary Interest, par value $100 each;
       outstanding 1 certificate                                                --            --
    Sub-share Certificates in Certificates of Proprietary Interest, par value $.16-2/3 each; outstanding 2,588,505 Sub-shares
       in 1999 and 2,670,405 Sub-shares in 1998                                 --            --
    Net proceeds from all sources                                       11,746,770    13,641,706
                                                                       -----------   -----------

                   Total capital                                        11,746,770    13,641,706
                                                                       -----------   -----------

                   Total liabilities and capital                       $15,876,606   $18,856,414
                                                                       ===========   ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                              Statements of Income

                  Years ended December 31, 1999, 1998 and 1997


                                                      1999            1998           1997
                                                  ------------    ------------   ------------
Income:
    Oil and gas royalties                         $  2,713,638    $  2,488,439   $  3,440,800
    Grazing lease rentals                              522,934         530,329        525,559
    Land sales                                         516,525       5,020,462      7,152,032
    Interest                                           960,492       1,004,124        802,296
    Easements and sundry income                      1,210,648       1,436,316      1,154,350
                                                  ------------    ------------   ------------

                                                     5,924,237      10,479,670     13,075,037
                                                  ------------    ------------   ------------

Expenses:
    Taxes, other than Federal income taxes             477,295         459,168        522,861
    Salaries and related employee benefits             597,056         556,143        484,779
    General expense, supplies and travel               413,616         398,692        491,395
    Basis in real estate sold                           55,827          44,817      1,568,074
    Legal and professional fees                        117,659         109,615        103,120
    Commissions to local agents                          7,336           1,376         16,490
    Depreciation                                        48,026          60,321         49,201
    Trustees' compensation                               8,000           8,000          8,000
                                                  ------------    ------------   ------------

                                                     1,724,815       1,638,132      3,243,920
                                                  ------------    ------------   ------------
             Income before Federal income taxes      4,199,422       8,841,538      9,831,117
                                                  ------------    ------------   ------------

Federal income taxes (note 5):
       Current                                       2,080,272       2,259,654      2,220,902
       Deferred                                       (818,677)        548,623        903,474
                                                  ------------    ------------   ------------

                                                     1,261,595       2,808,277      3,124,376
                                                  ------------    ------------   ------------

             Net income                           $  2,937,827    $  6,033,261   $  6,706,741
                                                  ============    ============   ============

Net income per Sub-share Certificate              $       1.11    $       2.22   $       2.39
                                                  ============    ============   ============


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                   Statements of Net Proceeds from All Sources

                  Years ended December 31, 1999, 1998 and 1997


                                                         1999         1998           1997
                                                     -----------   -----------   -----------
Balance at beginning of year                         $13,641,706   $12,221,206   $10,125,656
Add:  Net income for year                              2,937,827     6,033,261     6,706,741
                                                     -----------   -----------   -----------
                                                      16,579,533    18,254,467    16,832,397
                                                     -----------   -----------   -----------

Deduct:
    Cost of sub-share certificates in Certificates
      of Proprietary Interest purchased and
      cancelled - 81,300 sub-shares in 1999,
      83,400 sub-shares in 1998 and
      94,900 sub-shares in 1997                        3,765,561     3,509,959     3,476,309
    Dividends paid - per Certificate of
      Proprietary Interest - $240 in 1999; per
      sub-share certificate - $.40 in 1999,
      1998 and 1997                                    1,067,202     1,102,802     1,134,882
                                                     -----------   -----------   -----------
                                                       4,832,763     4,612,761     4,611,191
                                                     -----------   -----------   -----------
Balance at end of year                               $11,746,770   $13,641,706   $12,221,206
                                                     ===========   ===========   ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997


                                                                  1999           1998           1997
                                                               -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                 $ 2,937,827    $ 6,033,261    $ 6,706,741
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                              48,026         60,321         49,201
          Deferred taxes                                          (818,677)       548,623        903,474
          Changes in assets and liabilities:
             New notes receivable from land sales                 (261,149)    (3,053,978)    (4,905,315)
             Payments received on notes receivable               2,654,122      1,354,889        665,875
             Real estate acquired through foreclosure               53,645         44,817      1,568,074
             Prepaid insurance and other assets                   (155,708)       138,866       (158,966)
             Accounts payable and other liabilities                 71,586        (84,008)        23,038
             Federal income and other taxes payable               (379,304)       298,010        (59,007)
                                                               -----------    -----------    -----------
                   Net cash provided by operating activities     4,150,368      5,340,801      4,793,115
                                                               -----------    -----------    -----------

Cash flows from investing activities:
    Additions to water wells, leasehold improvements,
       furniture and equipment                                     (57,941)       (56,243)       (78,731)
    Retirements of water wells, leasehold improvements,
       furniture and equipment                                      15,500         12,987         14,500
                                                               -----------    -----------    -----------
                   Net cash used in investing activities           (42,441)       (43,256)       (64,231)
                                                               -----------    -----------    -----------

Cash flows from financing activities:
    Purchase of Sub-share Certificates in
       Certificates of Proprietary Interest                     (3,765,561)    (3,509,959)    (3,476,309)
    Dividends                                                   (1,067,202)    (1,102,802)    (1,134,882)
                                                               -----------    -----------    -----------
                   Net cash used in financing activities        (4,832,763)    (4,612,761)    (4,611,191)
                                                               -----------    -----------    -----------

Net increase (decrease) in cash and temporary
    cash investments                                              (724,836)       684,784        117,693
Cash and temporary cash investments
    at beginning of year                                         2,597,375      1,912,591      1,794,898
                                                               -----------    -----------    -----------
Cash and temporary cash investments at end of year             $ 1,872,539    $ 2,597,375    $ 1,912,591
                                                               ===========    ===========    ===========

Supplemental disclosure of non-cash transactions:
    Conversion of notes receivable and accrued interest
       receivable to real estate acquired through
       foreclosure (note 3)                                    $   232,373    $        --    $        --
                                                               ===========    ===========    ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997



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

              Notes receivable related to land sales bear interest rates ranging from 8.75% to 11% as of December 31, 1999 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 9.11% as of December 31, 1999. The annual installments on notes are generally payable over terms of 3 to 14 years. There is no penalty for prepayment of principal, and prepayments in 1999, 1998 and 1997 were $1,766,015, $575,428 and
              $105,854, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value. There was no allowance for uncollectible accounts at December 31, 1999, 1998 or 1997. One customer represented approximately 19% and 15% and another represented approximately 17% and 14% of the Trust's notes receivable balance at December 31, 1999 and 1998, respectively.

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


              The maturities of notes receivable for each of the five years subsequent to December 31, 1999 are:

                     YEAR ENDING
                     DECEMBER 31,
                -----------------------
                         2000                   $   504,634
                         2001                       551,054
                         2002                       601,664
                         2003                       634,708
                         2004                       674,027

              As of December 31, 1999, there were no significant delinquencies in the Trust's notes receivable. The Trust reviews its aging, financial operations information on its debtors and estimated fair value of collateral held as security to determine an appropriate allowance for delinquencies, if any.

              The Trust's oil and gas royalty interest, grazing and lease rentals and easement and sundry income are recorded on a cash basis, which approximates the accrual method.

       (c)    NET INCOME PER SUB-SHARE

              The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,642,626 in 1999, 2,717,872 in 1998 and 2,809,313 in 1997).

       (d)    CASH FLOWS

              Temporary cash investments at December 31, 1999 and 1998 consist primarily of commercial paper. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 1999, 1998 and 1997 was $2,470,106, $1,954,126 and $2,277,943, respectively.

       (e)    DEPRECIATION

              Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives.

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


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

(3)    REAL ESTATE ACQUIRED THROUGH FORECLOSURE

       Real estate acquired through foreclosure is carried at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes and other fees incurred relating to the foreclosure. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 1999, 1998 or 1997) if the carrying value of the property exceeds its estimated fair value.

       Real estate acquired through foreclosure included the following activity for the years ended December 31, 1999 and 1998:

                                                      1999                                1998
                                       ------------------------------------  -------------------------------
                                           ACRES            BOOK VALUE            ACRES         BOOK VALUE
                                       ---------------  -------------------  ---------------  --------------
          Balance at January 1               26,450.63  $         4,422,078        27,585.95  $    4,466,895
          Additions                               2.46              232,373               --              --
          Sales                              (1,425.58)             (55,827)       (1,135.32)        (44,817)
                                       ---------------  -------------------  ---------------  --------------
          Balance at December 31             25,027.51  $         4,598,624        26,450.63  $    4,422,078
                                       ===============  ===================  ===============  ==============

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


(4)    EMPLOYEE BENEFIT PLANS

       The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees' services to date, as well as services expected in the future. Plan assets consist primarily of investments in Banc of America Common Trust Fund.

       The following table sets forth the Plan's changes in benefit obligation, fair value of plan assets, funded status and weighted average assumptions as of December 31, 1999 and 1998:

                                                      1999            1998
                                                   -----------     -----------
Change in benefits obligation:
    Benefit obligation at beginning of year        $ 1,408,231     $ 1,336,308
    Service cost                                        57,540          47,470
    Interest cost                                       93,497          88,021
    Actuarial (gain) loss                             (222,005)          8,221
    Benefits paid                                      (71,789)        (71,789)
                                                   -----------     -----------
        Benefit obligation at end of year          $ 1,265,474     $ 1,408,231
                                                   ===========     ===========

Change in plan assets:
    Fair value of plan assets at beginning
      of year                                      $ 1,813,235     $ 1,703,767
    Actual return on plan assets                       193,082         181,257
    Benefits paid                                      (71,789)        (71,789)
                                                   -----------     -----------
        Fair value of plan assets at end of year   $ 1,934,528     $ 1,813,235
                                                   ===========     ===========

Funded status                                      $   669,054     $   405,004
Unrecognized net actuarial gain                       (484,686)       (194,021)
Unrecognized prior service cost                         79,069          89,509
Unrecognized portion of net asset existing
    at January 1, 1987                                 (69,647)        (92,865)
                                                   -----------     -----------
Prepaid benefit cost                               $   193,790     $   207,627
                                                   ===========     ===========

Weighted average assumptions as of December 31:
      Discount rate                                       8.00%           7.25%
      Expected return on plan assets                      7.00            7.00
      Rate of compensation increase                       7.79            7.79

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


       Net periodic benefit costs for the year ended December 31, 1999, 1998 and 1997 include the following components:

                                                            1999          1998          1997
                                                          ---------    ----------    ----------
        Components of net periodic benefit costs:
            Service cost                                  $  57,540    $   47,470    $   40,717
            Interest cost                                    93,497        88,021        90,989
            Expected return on plan assets                 (124,422)     (116,751)     (104,778)
            Amortization of the unrecognized
              transition asset                              (23,218)      (23,218)      (23,218)
            Amortization of unrecognized gains                   --        (3,980)           --
            Amortization of prior service cost               10,440        10,440        10,440
                                                          ---------    ----------    ----------
                      Net periodic benefit costs          $  13,837    $    1,982    $   14,150
                                                          =========    ==========    ==========

       Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $33,456 and $28,409 in 1999 and 1998, respectively.

(5)    FEDERAL TAXES ON INCOME

       The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income before federal income taxes as a result of the following:


                                                             1999          1998          1997
                                                           ----------    ----------   ----------
        Computed tax expense at the statutory rate         $1,427,803    $3,006,123   $3,342,580
        Reduction in income taxes resulting from:
            Statutory depletion                              (163,234)     (150,526)    (207,043)
            Other, net                                         (2,974)      (47,320)     (11,161)
                                                           ----------    ----------   ----------
                                                           $1,261,595    $2,808,277   $3,124,376
                                                           ==========    ==========   ==========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                1999         1998
                                             ----------   ----------
Basis differences in real estate acquired
    through foreclosure                      $1,323,941   $1,269,097
Deferred installment revenue on land sales
    for tax purposes                          2,697,862    3,571,383
                                             ----------   ----------
              Total deferred tax liability   $4,021,803   $4,840,480
                                             ==========   ==========

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


(6)    CAPITAL

       Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares. No Certificates were exchanged for Sub-shares in 1999, 1998 or 1997.

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

(7)    OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

       The Trust's share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 1999, 1998 and 1997, respectively: oil (in barrels) - 106,760, 120,334 and 121,415, and gas (in thousands of cubic feet) - 442,983, 389,698 and 402,447. Reserves related to the Trust's royalty interests are not presented because the information is unavailable.

(8)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following tables present unaudited financial data of the Trust for each quarter of 1999 and 1998:

                                                                       QUARTER ENDED
                                          ------------------------------------------------------------------------
                                           DECEMBER 31,      SEPTEMBER 30,         JUNE 30,          MARCH 31,
                                               1999               1999               1999               1999
                                          ---------------    ---------------    ---------------    ---------------
         Income                           $     1,779,418    $     1,222,169    $     1,427,961    $     1,494,689
                                          ===============    ===============    ===============    ===============

         Income before Federal
             income taxes                 $     1,297,317    $       821,588    $     1,041,912    $     1,038,605
                                          ===============    ===============    ===============    ===============

         Net income                       $       916,619    $       580,658    $       724,365    $       716,185
                                          ===============    ===============    ===============    ===============

         Net income per
             Sub-share certificate        $           .35    $           .22    $           .27    $           .27
                                          ===============    ===============    ===============    ===============

                            TEXAS PACIFIC LAND TRUST

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997



                                                                       QUARTER ENDED
                                          ------------------------------------------------------------------------
                                           DECEMBER 31,      SEPTEMBER 30,         JUNE 30,          MARCH 31,
                                               1998               1998               1998               1998
                                          ---------------    ---------------    ---------------    ---------------
         Income                           $     3,699,273    $     1,408,955    $     1,781,692    $     3,589,750
                                          ===============    ===============    ===============    ===============

         Income before Federal
             income taxes                 $     3,378,559    $       979,590    $     1,365,700    $     3,117,689
                                          ===============    ===============    ===============    ===============

         Net income                       $     2,262,495    $       683,278    $       945,835    $     2,141,653
                                          ===============    ===============    ===============    ===============

         Net income per
             Sub-share certificate        $           .84    $           .25    $           .35    $           .78
                                          ===============    ===============    ===============    ===============

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
  27                  Financial Data Schedule