Form 10-Q
period 2000-03-31
TEXAS PACIFIC LAND TRUST
filed 2000-05-10
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         March 31, 2000
                              ------------------------------------------------

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -----------------------

Commission file number                   1-737
                      ---------------------------------------------------------


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

                                     Part I

                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                      MARCH 31, 2000 and DECEMBER 31, 1999
                      ------------------------------------

                       ASSETS                                                                       March 31,      December 31,
                                                                                                      2000            1999
                                                                                                  -------------   -------------
                                                                                                   (Unaudited)
Cash                                                                                              $      97,304   $     222,539
Temporary cash investments at cost which approximates market                                          1,350,000       1,650,000
Accounts receivable                                                                                     444,961         439,176
Accrued interest receivable                                                                             380,997         371,595
Prepaid expenses                                                                                         28,113          40,162
Prepaid Federal income taxes                                                                                 --          41,523
Notes receivable for land sales                                                                       8,820,324       8,393,007
Real estate acquired through foreclosure:
      (10,112.98 acres at March 31, 2000 and 25,027.51 acres at December 31, 1999)                    4,009,809       4,598,624
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                                                115,519         119,980

Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,029,648.67 acres in 2000 and 1,030,388.67 acres in 1999                                   --              --

     Town lots in Iatan, Loraine and Morita - 628 lots in 2000 and 1999                                      --              --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2000 and 1999                   --              --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2000 and 1999                   --              --
                                                                                                  -------------   -------------
                                                                                                  $  15,247,027   $  15,876,606
                                                                                                  =============   =============

                LIABILITIES AND CAPITAL


Federal income taxes payable                                                                      $     294,263   $          --
Other taxes payable                                                                                      98,925          27,383
Other liabilities payable                                                                                40,180          80,650
Deferred taxes                                                                                        3,982,997       4,021,803
                                                                                                  -------------   -------------
          Total liabilities                                                                           4,416,365       4,129,836

Capital:
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 2000 and 1999                                               --              --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,573,605 sub-shares in 2000 and
            2,588,505 sub-shares in 1999                                                                     --              --

      Net proceeds from all sources                                                                  10,830,662      11,746,770
                                                                                                  -------------   -------------
           Total capital                                                                             10,830,662      11,746,770
                                                                                                  -------------   -------------
                                                                                                  $  15,247,027   $  15,876,606
                                                                                                  =============   =============



                 See accompanying notes to financial statements.


                                       (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31
                                                                         ---------------------------
                                                                             2000            1999
                                                                         ------------   ------------
Income:
     Rentals, royalties and sundry income                                $  1,077,087   $  1,157,050
     Land sales                                                               782,726         77,021
     Interest                                                                 214,712        260,618
                                                                         ------------   ------------
                                                                            2,074,525      1,494,689
                                                                         ------------   ------------

Expenses:
     Taxes, other than Federal income taxes                                   131,026        103,547
     General and administrative expenses                                      361,030        350,959
     Basis in real estate sold                                                588,815          1,578
                                                                         ------------   ------------
                                                                            1,080,871        456,084
                                                                         ------------   ------------

            Income before provision for
                 Federal income taxes                                         993,654      1,038,605

Provision for Federal income taxes                                            296,980        322,420
                                                                         ------------   ------------

                 Net income                                              $    696,674   $    716,185
                                                                         ============   ============

Average number of sub-share certificates
       and equivalent sub-share certificates
       outstanding                                                          2,585,555      2,665,888
                                                                         ============   ============

Basic earnings per sub-share certificate                                 $        .27   $        .27
                                                                         ============   ============

Cash dividend per sub-share certificate                                  $        .40   $        .40
                                                                         ============   ============


                See accompanying notes to financial statements.







                                       (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          Three Months Ended
                                                                              March 31
                                                                    ------------------------------
                                                                         2000             1999
                                                                    -------------    -------------
Cash flows from operating activities:

    Net income                                                      $     696,674    $     716,185

      Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                      10,800           10,800
         Deferred taxes                                                   (38,806)        (343,160)

         (Increase) decrease in assets:
           Accounts receivable                                             (5,785)          (7,137)
           New notes receivable from land sales                          (559,227)         (51,750)
           Payments received on notes receivable                          131,910        1,064,510
           Accrued interest receivable                                     (9,402)         (34,186)
           Prepaid Federal income taxes                                    41,523               --
           Prepaid expenses                                                12,049           12,317
           Real estate acquired through foreclosure                       588,815               --
         Increase (decrease) in liabilities:
           Federal income taxes payable                                   294,263          315,474
           Other taxes payable                                             71,542           67,444
           Escrow deposits on land sales                                       --           (2,000)
           Other liabilities payable                                      (40,470)          17,419
                                                                    -------------    -------------

               Total adjustments                                          497,212        1,049,731
                                                                    -------------    -------------

                  Net cash provided by operating activities             1,193,886        1,765,916
                                                                    -------------    -------------

Cash flows from investing activities-
   Additions to water wells, leasehold improvements,
         furniture and equipment                                           (6,339)          (6,744)
                                                                    -------------    -------------

Cash flows from financing activities:
    Sub-shares purchased for retirement                                  (578,940)      (1,010,440)
    Dividends paid                                                     (1,033,842)      (1,067,202)
                                                                    -------------    -------------

                  Net cash used by financing activities                (1,612,782)      (2,077,642)
                                                                    -------------    -------------
Net decrease in cash and cash equivalents                                (425,235)        (318,470)

Cash and cash equivalents at beginning
    of period                                                           1,872,539        2,597,375
                                                                    -------------    -------------
Cash and cash equivalents at end
    of period                                                       $   1,447,304    $   2,278,905
                                                                    =============    =============





                 See accompanying notes to financial statements.



                                       (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000



(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999 included in the Trust's Form 10-K.

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

(5) The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                              2000           1999
                                                          ------------   ------------
Federal income taxes paid                                 $         --   $    350,106
                                                          ============   ============

Non-cash operating activity -

Notes receivable plus accrued interest converted to
real estate acquired through foreclosure                  $         --   $    230,795
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















                                       (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                               Three Months Ended
                             March 31, 2000 and 1999


Results of Operations for Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999


Earnings per sub-share were $.27 for the first quarter of 2000 compared to $.27 for the first quarter of 1999. Total revenues were $2,074,525 compared to $1,494,689, an increase of 38.8%. The main reason for earnings being the same while revenues were up 38.8% is that land sold in the first quarter of 2000 had a basis of $587,237 more than land sold in the first quarter of 1999.

The Trust sold 15,654.53 acres of land for a total of $782,726, an average of $50 per acre in the first quarter of 2000. This compares to 1,446 acres at an average price of $53 per acre for a total of $77,021 in the first quarter of 1999.

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

Rentals, royalties and sundry income were $1,077,087 in the first quarter of 2000 compared to $1,157,050 in the first quarter of 1999, a decrease of 6.9%.

Oil and gas royalty revenue was $860,862, up 85.6% compared to the first quarter of 1999. Oil royalty revenue was $597,279, up 112.0% compared to 1999. Crude oil production subject to the Trust's royalty interest was down 13.0% in the first quarter and the average price per royalty barrel was up 143.6% compared to 1999. Gas royalty revenue was $263,583 in the first quarter, up 44.7% on a volume increase of 1.4% and a price increase of 42.9%.

Easement and Sundry income was $130,098 down 78.5% from the first quarter of 1999. This drop is due to an exceptionally large amount of easement and seismic permit income being received in the first quarter of 1999. Both seismic and easement income are not predictable as sources of income.

Interest revenue decreased 17.6% in the first quarter of 2000 compared to 1999. Interest from notes receivable was $190,016 a decrease of 15.0% from the first quarter of 1999. Notes receivable were $8,820,324 as of March 31, 2000 down 9.8% from March 31, 1999. Sundry interest was $24,696, down 33.4% from the first quarter of 1999. The decrease is due to the decrease of average cash on hand during this first quarter compared to the first quarter of 1999.

Taxes, other than Federal income taxes were up 26.5% over the first quarter of 1999. This is due mainly to the increase in oil and gas production taxes and ad valorem taxes.

General and administrative expenses were increased 2.9% compared to the first quarter of 1999.



                                       (6)

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

                          Quantitative and Qualitative
                          Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 1999.


















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



                                                TEXAS PACIFIC LAND TRUST
                                           ------------------------------------
                                                     (Registrant)



Date   05/10/00                          By /s/ ROY THOMAS
    ------------------------------------   -----------------------------------
                                            Roy Thomas, General Agent,
                                            Authorized Signatory and Principal
                                            Financial Officer













                                       (8)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                              EXHIBIT
-------                          -----------
  27                      Financial Data Schedule