Form 10-Q
period 2000-06-30
TEXAS PACIFIC LAND TRUST
filed 2000-08-10
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------
                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number   1-737
                       ----------


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

                                     Part I
                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                       JUNE 30, 2000 and DECEMBER 31, 1999


                                                                                               June 30,    December 31,
                ASSETS                                                                           2000         1999
                                                                                             ------------  ------------
                                                                                             (Unaudited)
Cash                                                                                         $   157,679   $   222,539
Temporary cash investments at cost which approximates market                                   1,150,000     1,650,000
Accounts receivable                                                                              446,085       439,176
Accrued interest receivable                                                                      294,673       371,595
Prepaid expenses                                                                                  16,065        40,162
Prepaid Federal income taxes                                                                          --        41,523
Notes receivable for land sales                                                                8,635,411     8,393,007
Real estate acquired through foreclosure:
      (10,112.98 acres at June 30, 2000 and 25,027.51 acres at December 31, 1999)              4,009,809     4,598,624
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                                         125,405       119,980

Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,028,688.67 acres in 2000 and 1,030,388.67 acres in 1999                            --            --

     Town lots in Iatan, Loraine and Morita - 628 lots in 2000 and 1999                               --            --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2000 and 1999            --            --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2000 and 1999            --            --

                                                                                             -----------   -----------
                                                                                             $14,835,127   $15,876,606
                                                                                             ===========   ===========

                LIABILITIES AND CAPITAL

Federal income taxes payable                                                                 $    47,920   $        --
Other taxes payable                                                                              165,978        27,383
Other liabilities payable                                                                         54,974        80,650
Escrow deposits on land sales                                                                      2,000            --
Deferred taxes                                                                                 3,924,108     4,021,803
                                                                                             -----------   -----------
          Total liabilities                                                                    4,194,980     4,129,836

Capital:
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 2000 and 1999                                        --            --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,546,505 sub-shares in 2000 and
            2,588,505 sub-shares in 1999                                                              --            --

      Net proceeds from all sources                                                           10,640,147    11,746,770
                                                                                             -----------   -----------
           Total capital                                                                      10,640,147    11,746,770

                                                                                             -----------   -----------
                                                                                             $14,835,127   $15,876,606
                                                                                             ===========   ===========


                See accompanying notes to financial statements.


                                       (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                 Three Months Ended          Six Months Ended
                                                       June 30                   June 30
                                                 ------------------          ----------------

                                                  2000       1999             2000      1999
                                                  ----       ----             ----      ----
Income:
     Rentals, royalties and sundry income     $1,234,552   $  952,052   $2,311,639   $2,109,102
     Land sales                                  120,001      238,400      902,727      315,421
     Interest                                    217,182      237,509      431,894      498,127
                                              ----------   ----------   ----------   ----------
                                               1,571,735    1,427,961    3,646,260    2,922,650
                                              ----------   ----------   ----------   ----------


Expenses:
     Taxes, other than Federal income taxes      135,534      110,065      266,560      213,612
     General and administrative expenses         285,632      275,984      646,662      626,943
     Basis in real estate sold                        --           --      588,815        1,578
                                              ----------   ----------   ----------   ----------
                                                 421,166      386,049    1,502,037      842,133
                                              ----------   ----------   ----------   ----------

           Income before provision for
                       Federal income taxes    1,150,569    1,041,912    2,144,223    2,080,517

Provision for Federal income taxes               339,768      317,547      636,748      639,967
                                              ----------   ----------   ----------   ----------

                  Net income                  $  810,801   $  724,365   $1,507,475   $1,440,550
                                              ==========   ==========   ==========   ==========

Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                              2,568,283    2,648,305    2,576,919    2,657,097
                                              ==========   ==========   ==========   ==========

Basic earnings per sub-share certificate      $      .32   $      .27   $      .59   $      .54
                                              ==========   ==========   ==========   ==========

Cash dividend per sub-share certificate               --           --   $      .40   $      .40
                                              ==========   ==========   ==========   ==========


                See accompanying notes to financial statements.


                                       (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30
                                                                          ---------------------
                                                                           2000           1999
                                                                          ------         ------
Cash flows from operating activities:

    Net income                                                          $ 1,507,475    $ 1,440,550

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                21,600         21,600
                 Deferred taxes                                             (97,695)      (512,181)

                 (Increase) decrease in assets:
                    Accounts receivable                                      (6,909)        (3,968)
                    New notes receivable from land sales                   (559,227)      (201,750)
                    Payments received on notes receivable                   316,823      1,727,981
                    Accrued interest receivable                              76,922         49,653
                    Prepaid Federal income taxes                             41,523       (229,647)
                    Prepaid expenses                                         24,097         24,635
                    Real estate acquired through foreclosure                588,815             --
                 Increase (decrease) in liabilities:
                    Federal income taxes payable                             47,920       (348,311)
                    Other taxes payable                                     138,595        132,441
                    Escrow deposits on land sales                             2,000         (7,000)
                    Other liabilities payable                               (25,676)        11,775
                                                                        -----------    -----------

                        Total adjustments                                   568,788        665,228
                                                                        -----------    -----------

                            Net cash provided by operating activities     2,076,263      2,105,778
                                                                        -----------    -----------

Cash flows from investing activities -
   Additions to water wells, leasehold improvements,
          furniture and equipment                                           (27,025)       (27,129)
                                                                        -----------    -----------

Cash flows from financing activities:
   Sub-shares purchased for retirement                                   (1,580,256)    (1,531,985)
   Dividends paid                                                        (1,033,842)    (1,067,202)
                                                                        -----------    -----------

                         Net cash used by financing activities           (2,614,098)    (2,599,187)
                                                                        -----------    -----------


Net decrease in cash and cash equivalents                                  (564,860)      (520,538)

Cash and cash equivalents at beginning
    of period                                                             1,872,539      2,597,375
                                                                        -----------    -----------
Cash and cash equivalents at end
    of period                                                           $ 1,307,679    $ 2,076,837
                                                                        ===========    ===========


                 See accompanying notes to financial statements.


                                       (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999 included in the Trust's Form 10-K.

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

(5) The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the six months ended June 30, 2000 and 1999 is summarized as follows:

                                                                     2000                1999
                                                                     ----                ----
         Federal income taxes paid                                  $645,000           $1,730,106
                                                                    ========           ==========

         Non - cash operating activity -

         Notes receivable plus accrued interest converted to
         real estate acquired through foreclosure                   $     --           $  230,795
                                                                    ========           ==========


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


                                       (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                                Six Months Ended
                             June 30, 2000 and 1999


Results of Operations for Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Earnings per sub-share were $.32 for the second quarter of 2000 compared to $.27 in the second quarter of 1999. Total revenues were $1,571,735 compared to $1,427,961, an increase of 10.1%.

Land sales for the second quarter of 2000 were 960 acres at an average price of approximately $125 per acre for a total of $120,001. This compares to 665 acres at an average price of approximately $358 per acre for a total of $238,400 in the second quarter of 1999.

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

Rentals, royalties and sundry income amounted to $1,234,552 for the second quarter of 2000 compared to $952,052 for the second quarter of 1999, up 29.7%.

Oil and gas royalty revenue was $918,204 for the second quarter of 2000, up 56.8% compared to the second quarter of 1999. Oil royalty revenue was $613,237, up 53.4% for the 2000 period. Crude oil production subject to the Trust's royalty interest was down 20.5% in the second quarter of 2000 which was offset by a 93.0% increase in the average price per barrel. Gas royalty revenue was $304,967 in the second quarter of 2000, up 64.0% on a volume increase of 9.8% and a price increase of 50.0%.

Easement and other sundry income was $129,711 for the second quarter of 2000, down 25.7% from the second quarter of 1999. This income is unpredictable and may vary greatly from quarter to quarter.

Interest revenue was down 8.6% in the second quarter of 2000 compared to the same period of 1999. Interest from notes receivable amounted to $198,597, a 7.7% decrease from the 1999 period. Notes receivable for land sold were $8,635,411 as of June 30, 2000, down 6.7% from June 30, 1999, due to payments received from note makers. Sundry interest was $18,585 for the second quarter of 2000, down 16.5% from the second quarter of 1999. Sundry interest income fluctuates based on cash on hand for investment, and interest rates on short term investments.

Taxes, other than Federal income taxes, were up 23.1% due to an increase in land inventory and increase in royalty income production taxes in the second quarter of 2000 compared to the second quarter of 1999.

General and administrative expenses were up 3.5% for the second quarter of 2000 compared with the same period of 1999.


                                       (6)

Results of Operations for Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Earnings per sub-share for the first six months of 2000 were $.59 compared to $.54 in the first six months of 1999. Total revenues were $3,646,260 compared to $2,922,650, an increase of 24.8%. The main reason for earnings being up only 9.3% and revenues being up 24.8% is due to land sold with a basis of $588,815 which shows as an expense against earnings.

Land sales for the first six months of 2000 were 16,614.53 acres at an average price of approximately $54 per acre for a total of $902,727. This compares to 2,111.43 acres at an average price of approximately $149 per acre for a total of $315,421 in the first six months of 1999.

Rentals, royalties, and sundry income amounted to $2,311,639 for the first six months of 2000 compared to $2,109,102 for the first six months of 1999, up 9.6%.

Oil and gas royalty revenue for the first six months of 2000 was $1,779,066, up 69.5% compared to the first six months of 1999. Oil royalty revenue was $1,210,515, up 77.7% for the 2000 period. Crude oil production was down 16.8% in the first six months of 2000, and the average price per barrel was up 113.6%. Gas royalty revenue was $568,551 in the first six months of 2000, up 54.5% on a volume increase of 5.6%, and a price increase of 46.1%.

Easement and other sundry income was $259,809 in the first six months of 2000, down 66.7% from the first six months of 1999. This was mainly due to reduction of pipeline easement and seismic permit income which are unpredictable and vary greatly from one period to another.

Interest revenue was $431,894 for the first six months of 2000, down 13.3% from the 1999 period. Interest from notes receivable was $388,613, down 11.4% from the 1999 period. Sundry interest was $43,281 for the first six months, down 27.0% from the 1999 period.

Taxes, other than Federal income taxes in the first six months of 2000 were up 24.8%. This is due to the increase in land ad valorem taxes and royalty income taxes.

General and administrative expenses for the first six months of 2000 were up 3.1% from the first six months of 1999.

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



                                           TEXAS PACIFIC LAND TRUST
                                         ---------------------------
                                                 (Registrant)



Date  August 10, 2000                    By /s/ ROY THOMAS
    -----------------------------------     --------------------------------
                                            Roy Thomas, General Agent,
                                            Authorized Signatory and Principal
                                            Financial Officer


                                       (8)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  27                        Financial Data Schedule