Form 10-Q
period 2000-09-30
TEXAS PACIFIC LAND TRUST
filed 2000-11-13
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000


                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                                ---------     ---------

Commission file number    1-737
                        ----------


                            TEXAS PACIFIC LAND TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NOT APPLICABLE                                    75-0279735
---------------------------------------------               -------------------
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

                                     Part I

                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 and DECEMBER 31, 1999


                                                                                           September 30,   December 31,
                ASSETS                                                                         2000            1999
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Cash                                                                                         $   367,939   $   222,539
Temporary cash investments at cost which approximates market                                   1,300,000     1,650,000
Accounts receivable                                                                              439,853       439,176
Accrued interest receivable                                                                      317,701       371,595
Prepaid expenses                                                                                   4,016        40,162
Prepaid Federal income taxes                                                                          --        41,523
Notes receivable for land sales                                                                8,513,603     8,393,007
Real estate acquired through foreclosure:
      (10,010.96 acres at September 30, 2000 and 25,027.51 acres at December 31, 1999)         4,005,784     4,598,624
Water wells, leasehold improvements, furniture and
      equipment - at cost less accumulated depreciation                                          125,821       119,980

Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,027,239.26 acres in 2000 and 1,030,388.67 acres in 1999                            --            --

     Town lots in Iatan, Loraine and Morita - 628 lots in 2000 and 1999                               --            --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2000 and 1999            --            --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2000 and 1999            --            --
                                                                                             -----------   -----------
                                                                                             $15,074,717   $15,876,606
                                                                                             ===========   ===========

                LIABILITIES AND CAPITAL

Federal income taxes payable                                                                      38,916            --
Other taxes                                                                                      243,168        27,383
Other liabilities                                                                                  6,777        80,650
Escrow deposits on land sales                                                                     11,100            --
Deferred taxes                                                                                 3,880,691     4,021,803
                                                                                             -----------   -----------
          Total liabilities                                                                    4,180,652     4,129,836

Capital:
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 2000 and 1999                                        --            --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,528,205 sub-shares in 2000 and
            2,588,505 sub-shares in 1999                                                              --            --

      Net proceeds from all sources                                                           10,894,065    11,746,770
                                                                                             -----------   -----------
           Total capital                                                                      10,894,065    11,746,770

                                                                                             -----------   -----------
                                                                                             $15,074,717   $15,876,606
                                                                                             ===========   ===========

                See accompanying notes to financial statements.

                                       (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME


                                   (Unaudited)

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                              -----------------------   -----------------------
                                                 2000         1999         2000         1999
                                              ----------   ----------   ----------   ----------
Income:
     Rentals, royalties and sundry income     $1,517,098   $  956,486   $3,828,737   $3,065,588
     Land sales                                  162,210       29,476    1,064,937      344,897
     Interest                                    219,381      236,207      651,275      734,334
                                              ----------   ----------   ----------   ----------
                                               1,898,689    1,222,169    5,544,949    4,144,819
                                              ----------   ----------   ----------   ----------

Expenses:
     Taxes, other than Federal income taxes      142,886      112,707      409,446      326,319
     Basis in real estate sold                     4,025           --      592,840        1,578
     General and administrative expenses         342,782      287,874      989,444      914,817
                                              ----------   ----------   ----------   ----------
                                                 489,693      400,581    1,991,730    1,242,714
                                              ----------   ----------   ----------   ----------

           Income before provision for
                       Federal income taxes    1,408,996      821,588    3,553,219    2,902,105

Provision for Federal income taxes               414,579      240,930    1,051,327      880,897
                                              ----------   ----------   ----------   ----------

                  Net income                  $  994,417   $  580,658   $2,501,892   $2,021,208
                                              ==========   ==========   ==========   ==========

Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                              2,542,355    2,637,388    2,565,398    2,650,527
                                              ==========   ==========   ==========   ==========

Basic earnings per sub-share certificate      $      .39   $      .22   $      .98   $      .76
                                              ==========   ==========   ==========   ==========

Cash dividend per sub-share certificate               --           --   $      .40   $      .40
                                              ==========   ==========   ==========   ==========


                See accompanying notes to financial statements.

                                       (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                        --------------------------

                                                                           2000            1999
                                                                           ----            ----
Cash flows from operating activities:

    Net income                                                          $ 2,501,892    $ 2,021,208

        Adjustments to reconcile net income to net
          cash provided by operating
            activities:

                 Depreciation                                                32,400         32,400
                 Deferred taxes                                            (141,112)      (785,840)

                 (Increase) decrease in assets:
                    Accounts receivable                                        (677)          (671)
                    New notes receivable from land sales                   (559,226)      (201,750)
                    Payments received on notes receivable                   438,630      2,544,509
                    Accrued interest receivable                              53,894         70,601
                    Prepaid Federal income taxes                             41,523             --
                    Prepaid expenses                                         36,146         36,953
                    Real estate acquired through foreclosure                592,840             --
                 Increase (decrease) in liabilities:
                    Federal income taxes payable                             38,916       (343,369)
                    Other taxes payable                                     215,785        196,403
                    Escrow deposits on land sales                            11,100         (6,000)
                    Other liabilities payable                               (73,873)        28,589
                                                                        -----------    -----------

                        Total adjustments                                   686,346      1,571,825
                                                                        -----------    -----------

                            Net cash provided by operating activities     3,188,238      3,593,033
                                                                        -----------    -----------

Cash flows from investing activities -
   Additions to water wells, leasehold improvements,
          furniture and equipment                                           (38,241)       (32,585)
                                                                        -----------    -----------

Cash flows from financing activities:
    Sub-shares purchased for retirement                                  (2,320,755)    (2,262,532)
    Dividends paid                                                       (1,033,842)    (1,067,202)
                                                                        -----------    -----------

                         Net cash used by financing activities           (3,354,597)    (3,329,734)
                                                                        -----------    -----------


Net (decrease) increase in cash and cash equivalents                       (204,600)       230,714

Cash and cash equivalents at beginning
    of period                                                             1,872,539      2,597,375
                                                                        -----------    -----------
Cash and cash equivalents at end
    of period                                                           $ 1,667,939    $ 2,828,089
                                                                        ===========    ===========


                 See accompanying notes to financial statements.

                                       (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                             ----------------------


(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of September 30, 2000 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999 included in the Trust's Form 10-K.

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

(5) The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the nine months ended September 30, 2000 and 1999 is summarized as follows:

                                                          2000          1999
                                                          ----          ----
Federal income taxes paid                             $ 1,112,000   $2,010,106
                                                      ===========   ==========

Non - cash operating activity -

Notes receivable plus accrued interest converted to
real estate acquired through foreclosure              $        --   $  230,795
                                                      ===========   ==========


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


                                       (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                           Nine and Three Months Ended
                           September 30, 2000 and 1999
                         -------------------------------


Results of Operations for Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Earnings per sub-share certificate for the third quarter of 2000 were $.39 compared to $.22 in the third quarter of 1999. Total revenues were $1,898,689 compared to $1,122,169, an increase of 69.2%.

In the third quarter of 2000, land sales totaled $162,210 which was 1,551.43 acres at $105 per acre. In the comparable period of 1999, 6.55 acres were sold for $29,476, an average of $4,500 per acre.

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

Rentals, royalties and sundry income were $1,517,098 for the third quarter of 2000 compared to $956,486 for the third quarter of 1999, an increase of 58.6%.

Oil and gas royalty revenue was $1,083,586 compared to $646,704 for the third quarter of 1999, up 67.6%. Oil royalty revenue was $710,358, up 81.5% from the third quarter of 1999. Oil royalty production subject to the Trust's royalty interest was up 16.5% in the third quarter of 2000, while the average price per royalty barrel of crude oil was up 55.7%. Gas royalty revenue for the third quarter was $373,228, up 46.2% on a volume decrease of .3% and price increase of 46.3%.

Easement and sundry income was $307,620 for the third quarter of 2000, up 67.5% from the third quarter of 1999. These categories of income are not predictable and commonly have large swings in any given period.

Interest revenue was down 7.1% for the third quarter of 2000 compared to the third quarter of 1999. Interest from notes receivable was $197,681, down 5.2% for the 2000 period due to a decrease in average note receivable balances for the period. Notes receivable for land sold were $8,513,603 as of September 30, 2000, an increase of .8% from the end of the third quarter of 1999. Sundry interest was $21,700 for the third quarter of 2000, which was down 21.9% from the third quarter of 1999.

Taxes, other than Federal income taxes, were up 26.8% for the third quarter of 2000 compared to the third quarter of 1999. This is due to an increase in oil and gas royalty production taxes and ad valorem taxes.

General and administrative expenses were up 19.1% over the third quarter of 1999. This is mainly due to increases in professional fees and administrative expenses.


                                       (6)

Results of Operations for Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Earnings per sub-share for the first nine months of 2000 were $.98 compared to $.76 for the first nine months of 1999. Total revenues were $5,544,949 compared to $4,144,819, an increase of 33.8%.

The first nine months of 2000 had total land sales of 18,165.96 acres for $1,064,937, an average of $59 per acre, compared to 2,117.98 acres for $344,897, an average of $163 per acre in 1999.

Rentals, royalties, and sundry income were $3,828,737 for the first nine months compared to $3,065,588 for the first nine months of 1999, an increase of 24.9%.

Oil and gas royalty revenue for the first nine months was $2,862,652 compared to $1,696,141 for the first nine months of 1999, up 68.8%. Oil royalty revenue was $1,920,874, up 79.0% for the 2000 period. Crude oil production subject to the Trust's royalty interest was down 7.6% for the first nine months of 2000, while the average price per barrel of crude oil was up 93.7%. Gas royalty revenue was $941,778 for the first nine months of 2000, up 51.1% on a volume increase of 3.5%, and a price increase of 45.7%.

Easement and sundry income was $567,429 for the first nine months of 2000, down 41.1% from the first nine months of 1999. These categories of income are not predictable, and may have large increases or decreases in any given period or year.

Interest revenue was down 11.3% for the first nine months of 2000 compared to the first nine months of 1999. Interest from notes receivable was $586,294, down 9.4% for the 2000 period and sundry interest was $64,981, down 25.4%.

Taxes, other than Federal income taxes were up 25.5% for the first nine months of 2000 from the first nine months of 1999. These are increases in ad valorem taxes and oil and gas production taxes mainly.

General and administrative expenses were up 8.2% for the first nine months of 2000 over the comparable 1999 period.

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



                                                     TEXAS PACIFIC LAND TRUST
                                                  -----------------------------
                                                          (Registrant)



             Date November 13, 2000               By   /s/ ROY THOMAS
                 ------------------------              ------------------------
                                                       Roy Thomas,
                                                       General Agent,
                                                       Authorized
                                                       Signatory and Principal
                                                       Financial Officer


                                       (8)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
--------                           -----------


  27                     Financial Data Schedule