Form 10-K405
period 2000-12-31
TEXAS PACIFIC LAND TRUST
filed 2001-03-27
CIK 97517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended December 31, 2000                             Commission file number 1-737

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
                                              ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.   X
                                                       ---

         As of January 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $98,448,041.

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

         (i) During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of consolidated revenues.


                                                  2000       1999       1998
                                                  ----       ----       ----

                  Interest                         --         16%        --
                  Land Sales                       19%        --         48%
                  Oil and Gas Royalties            54%        46%        24%

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

         (vii) Texas Pacific Land Trust received in 2000 $831,428 or 20 percent of its oil and gas royalty income from 80 leases operated by Texaco, Inc.

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

ITEM 2: PROPERTIES.

         Texas Pacific Land Trust owns the surface estate in approximately 1,035,563.73 acres of land located in 21 counties in the western part of Texas. Also, the Trust owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,413 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 2000, grazing leases were in effect on 99.1 percent or approximately 1,026,351.6 acres of the Trust's land. Approximately 19,592.35 acres of land were sold in 2000. The Trust leases office space in Dallas, Texas and New York, New York.

ITEM 3: LEGAL PROCEEDINGS.

         Texas Pacific is not involved in any material pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This item is not applicable to Texas Pacific.

ITEM 5: MARKET FOR SUB-SHARE CERTIFICATES AND RELATED SECURITY HOLDER MATTERS.

         The range of reported sales for sub-shares on the New York Stock Exchange for the past two years has been as follows:

                        2000                    1999
                 ------------------      ------------------
                  HIGH         LOW        HIGH         LOW
                 ------      ------      ------      ------

1st Quarter      $43.00      $35.50      $59.50      $48.25
2nd Quarter       44.00       34.38       50.06       44.50
3rd Quarter       46.00       37.69       55.13       44.06
4th Quarter       38.25       33.50       46.38       37.75

         Certificates of Proprietary Interest and sub-shares are interchangeable in the ratio of one certificate for 600 sub-shares or 600 sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a dividend once a year for the preceding 44 years. The dividend was $.40 per sub-share in 2000 and $.40 per sub-share in 1999. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to sufficient earnings of the Trust being accomplished.

         The approximate number of holders of certificates of proprietary interest and sub-shares as of January 31, 2001 were:

         Certificates of proprietary interest                          1
         Sub-shares in certificates of proprietary interest          800
                                                                     ---

                      TOTAL                                          801
                                                                     ===

ITEM 6: SELECTED FINANCIAL DATA.

                       SUMMARY OF SELECTED FINANCIAL DATA

                        2000             1999             1998             1997             1996
                    -----------      -----------      -----------      -----------      -----------

Gross income        $ 7,798,999      $ 5,924,237      $10,479,670      $13,075,037      $ 8,581,087

Expenses              2,456,242        1,724,815        1,638,132        3,243,920        2,442,527
                    -----------      -----------      -----------      -----------      -----------

Income before
Federal income
taxes                 5,342,757        4,199,422        8,841,538        9,831,117        6,138,560

Federal income
taxes                 1,584,688        1,261,595        2,808,277        3,124,376        1,874,287
                    -----------      -----------      -----------      -----------      -----------

Net income          $ 3,758,069      $ 2,937,827      $ 6,033,261      $ 6,706,741      $ 4,264,273
                    ===========      ===========      ===========      ===========      ===========

Net income per
Sub-share           $      1.47      $      1.11      $      2.22      $      2.39      $      1.46

Dividends per
Sub-share           $       .40      $       .40      $       .40      $       .40      $       .40

Average number
of Sub-shares
outstanding           2,555,062        2,642,626        2,717,872        2,809,313        2,913,913
                    ===========      ===========      ===========      ===========      ===========

Total assets,
exclusive of
property with
no assigned
value               $15,329,316      $15,876,606      $18,856,414      $16,673,289      $13,710,234
                    ===========      ===========      ===========      ===========      ===========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Earnings per sub-share certificate for 2000 were $1.47 compared to $1.11 in 1999 and $2.22 in 1998. Total revenues in 2000 were $7,798,999, and in
1999 $5,924,237, and in 1998 $10,479,670.

         Land sales in 2000 were $1,443,173 compared to $516,525 in 1999, and $5,020,462 in 1998. A total of 19,592 acres were sold in 2000 at an average price of $74 per acre, compared to 5,413 acres in 1999 and 31,962 acres in 1998 at an average price per acre of $95 and $157 respectively.

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

         Rentals, royalties and other income were $6,355,826 in 2000 compared to $5,407,712 in 1999 and $5,459,208 in 1998.

         Oil and gas royalty revenue in 2000 was $4,230,775 compared to $2,713,638 in 1999 and $2,488,439 in 1998. Oil royalty revenue was $2,839,984 and gas royalty revenue was $1,390,791 in 2000. Crude oil production from Trust royalty wells decreased 5.6% and the average price received for crude oil increased 77.2%. Total gas production decreased 6.6% and the average price for gas increased 46.7%. The average price per royalty barrel of crude oil for 2000, 1999, and 1998 was $28.17, $15.90 and $13.51 respectively. The Trust's oil and gas royalty income is from perpetual non participating royalty interests. The Trust has no control over changes in production or prices of oil and gas.

         Interest revenue was $874,294 compared to $960,492 in 1999 and $1,004,124 in 1998. Interest on notes receivable amounted to $781,804 in 2000, compared to $841,136 in 1999, and $905,451 in 1998. At year end 2000, notes receivable from land sales were $8,591,998 compared to $8,393,007 in 1999 and $11,006,307 in 1998. Sundry interest amounted to $92,490 in 2000, $119,356 in
1999, and $98,673 in 1998. Total principal payments on notes receivable were $532,235.

         Easement and sundry income revenue in 2000 was $743,368 compared to $1,210,648 in 1999, and $1,436,316 in 1998. The significant decrease was due mainly to decrease in seismic and easement revenue.

         Taxes, other than Federal income taxes, were $554,339 compared to

$477,295 in 1999 and $459,168 in 1998. Oil and gas production taxes were $236,918 in 2000 compared to $155,482 in 1999 and $140,588 in 1998. Ad valorem taxes were $275,515 in 2000 compared to $282,004 in 1999 and $281,264 in 1998.
Basis in real estate sold was $606,322 in 2000, $55,827 in 1999, and $44,817 in 1998. All other expenses were $1,295,581 in 2000, $1,191,693 in 1999, and
$1,134,147 in 1998.

         The Trust's oil and gas royalty revenue, lease rentals, and receipts of interest and principal payments on notes receivable have generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the foreseeable future.

         A special meeting of certificate and sub-share certificate holders was held on June 7, 2000 to elect a Trustee to succeed Mr. George C. Fraser III who resigned effective June 7, 2000. John R. Norris III was elected a Trustee. Mr. Norris, age 47, is an attorney and partner in the law firm of Calloway, Norris & Burdette in Dallas, Texas. Mr. Norris' current firm and its predecessors have been the Trust's Texas counsel for more than fifty years.

         Following the special meeting of certificate holders, the Trustees elected Mr. Joe R. Clark and Mr. Maurice Meyer III as Chairman and Vice-Chairman, respectively.

         The Trustees appreciate very much the many years that Mr. George C. Fraser III served in the capacity of Trustee and Chairman. Mr. Fraser's tenure as Trustee since October 1961 was just four months less than 39 years, the longest service as Trustee in the history of the Trust.

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

           Year ending December 31            Maturity
           -----------------------          -----------

                    2001                    $   578,259
                    2002                        631,318
                    2003                        667,031
                    2004                        709,259
                    2005                        643,906
                 Thereafter                   5,362,225
                                            -----------

                                            $ 8,591,998

The Trust's remaining financial instruments consist of cash, temporary cash investments and accounts payable and other liabilities and the carrying amount of these instruments approximate fair value due to the short-term nature of these instruments.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements attached hereto included under Item 14 and incorporated herein by reference.

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

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) Directors:

                                        POSITION AND            PERIOD DURING
                                        OFFICES HELD            WHICH PERSON
       NAME               AGE           WITH REGISTRANT         HAS SERVED IN OFFICE
       ----               ---           ---------------         --------------------

Joe R. Clark              73            Trustee, Chairman       Trustee since 02/20/87
                                        of the Trustees and
                                        Member of Audit
                                        Committee

Maurice Meyer III         65            Trustee and Member      Trustee since 02/28/91
                                        of Audit Committee

John R. Norris III        47            Trustee and Member      Trustee since 06/07/00
                                        Of Audit Committee

         (b) Executive Officers.

                                        POSITION AND            PERIOD DURING
                                        OFFICES HELD            WHICH PERSON
       NAME               AGE           WITH REGISTRANT         HAS SERVED IN OFFICE
       ----               ---           ---------------         --------------------

Joe R. Clark              73            Trustee, Chairman       Chairman of Trustees
                                        of the Trustees and     since 06/07/00
                                        Member of Audit
                                        Committee

Roy Thomas                54            General Agent and       General Agent of Texas
                                        Secretary               Pacific Land Trust
                                                                commencing 01/01/95
                                                                and Secretary
                                                                commencing 01/01/95;
                                                                Assistant General
                                                                Agent from 12/01/92
                                                                through 12/31/94

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

         (e) Business Experience.

NAME OF TRUSTEE OR                       PRINCIPAL OCCUPATION OR EMPLOYMENT
 EXECUTIVE OFFICER                           DURING THE PAST FIVE YEARS
------------------                       ----------------------------------

Maurice Meyer III                         Former Vice Chairman of Henderson
                                          Brothers; personal investments

Joe R. Clark                              Former President of Texas Pacific
                                          Oil Company, Inc.; personal
                                          investments

John R. Norris III                        Attorney; Calloway, Norris &
                                          Burdette, Dallas, Texas

Roy Thomas                                General Agent and Secretary
                                          of Texas Pacific Land Trust

         (f) Involvement in Certain Legal Proceedings. During the past five years, no Director or Executive Officer is or has been involved in any event reportable under this caption.

ITEM 11: EXECUTIVE COMPENSATION.

                               REMUNERATION TABLE


   (A)              (B)                     (C)                  (D)

                                  CASH & CASH EQUIVALENT     AGGREGATE OF
NAME OF         CAPACITIES        FORMS OF REMUNERATION    CONTINGENT FORMS
INDIVIDUALS   IN WHICH SERVED             SERVED           OF REMUNERATION
-----------   ---------------     ----------------------   ----------------
                                          (C1)                   (C2)
                                                             Securities of
                                      Salaries, Fees,        Property, In-
                                      Director's Fees,       surance Benefits
                                      Commissions and        or Reimbursements;
                                          Bonuses            Personal Benefits
                                      ----------------       ------------------

Roy Thomas    Secretary &                $136,475                (1)      (2)
              General Agent

All Officers  Trustees in-               $144,475                (1)      (2)
& Directors   cluding Chairman;
as a Group    General Agent
(four in
number)

     (1) During the year ended December 31, 2000, no Trustee or executive officer of the registrant received any compensation for services to the registrant in the form of securities or property, life or health insurance, medical reimbursement, personal benefits or other unreported compensation except for certain personal benefits such that the extent to which they were personal rather than business cannot be specifically or precisely ascertained without unreasonable effort or expenses and which did not in any event exceed the minimum reportable amount under this caption.

     (2) The registrant maintains Texas Pacific Land Trust Employees' Pension Plan, a non-contributory defined benefit pension plan qualified under
          Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant's contribution, payment or accrual in respect to Mr. Thomas is not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% of each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $55,272.38 per year upon retirement at age 65. Total compensation paid during 2000 to the nine (9) employees covered by the

          Employees' Pension Plan was $593,883. No contribution was made to the plan in 2000. The remuneration covered by the plan is salary.

               Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. During 2000, the Trust contributed $35,633.

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

         (b) Security Ownership of Management: The following table gives the information indicated as to equity securities (Certificates of Proprietary Interest and Sub-Share Certificates) of Texas Pacific beneficially owned directly or indirectly by all trustees, naming them, and by all trustees and officers of the registrant, as a group:

                                             AMOUNT AND NATURE
                              NAME OF           OF OWNERSHIP     PERCENT
TITLE AND CLASS (1)       BENEFICIAL OWNER  ON JANUARY 31, 2000  OF CLASS
-------------------       ----------------  -------------------  --------
Sub-share certificates:   Joe R. Clark                500           .02%

Sub-share certificates:   Maurice Meyer III        14,950(2)        .59%

Sub-share certificates:   John R. Norris III          200           .007%

Sub-share certificates:   Roy Thomas                  100          .0035%

Sub-share certificates:   All Trustees and
                          Officers as a Group      15,750           .62%

     (1) The sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred sub- shares or six hundred sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. On December 31, 2000, no trustee or officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

     (2) Does not include 2,300 sub-shares owned by the wife of Mr. Maurice Meyer III in which Mr. Meyer disclaims any beneficial ownership.

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



                           (Registrant)      TEXAS PACIFIC LAND TRUST



                                             By: /s/ JOE R. CLARK
                                                 ------------------------------
                                                 Joe R. Clark
                                                 Chief Executive Officer



                                             Date:  March 21, 2001
                                                   ----------------------------





                                             By: /s/ ROY THOMAS
                                                 ------------------------------
                                                 ROY THOMAS
                                                 Chief Financial and Chief
                                                 Accounting Officer



                                             Date:  March 21, 2001
                                                   ----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                             By:   /s/ JOE R. CLARK
                                                 ------------------------------
                                                 Joe R. Clark, Trustee



                                             Date:  March 21, 2001
                                                   ----------------------------



                                             By:   /s/ MAURICE MEYER III
                                                 ------------------------------
                                                 Maurice Meyer III, Trustee



                                             Date:  March 22, 2001
                                                   ----------------------------



                                             By:   /s/ JOHN R. NORRIS III
                                                 ------------------------------
                                                 John R. Norris III, Trustee



                                             Date:  March 21, 2001
                                                   ----------------------------

                            TEXAS PACIFIC LAND TRUST

                              Financial Statements

                        December 31, 2000, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                            TEXAS PACIFIC LAND TRUST

                                TABLE OF CONTENTS

                                                                           PAGE
Independent Auditors' Report                                                 1

Balance Sheets - December 31, 2000 and 1999                                  2

Statements of Income - Years ended December 31, 2000, 1999 and 1998          3

Statements of Net Proceeds from All Sources - Years ended
    December 31, 2000, 1999 and 1998                                         4

Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998      5

Notes to Financial Statements                                                6



All schedules have been omitted because the required information is contained in the financial statements of related notes, or is not applicable.

                          INDEPENDENT AUDITORS' REPORT


The Trustees and Certificate Holders
Texas Pacific Land Trust:



We have audited the accompanying balance sheets of Texas Pacific Land Trust as of December 31, 2000 and 1999, and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ KPMG LLP

Dallas, Texas
January 25, 2001

                            TEXAS PACIFIC LAND TRUST

                                 Balance Sheets

                           December 31, 2000 and 1999


                                    ASSETS                                2000          1999
                                                                       -----------   -----------
Cash                                                                   $   263,834   $   222,539
Temporary cash investments - at cost which approximates market           1,350,000     1,650,000
Notes receivable for land sales ($578,259 due in 2001 and
    $504,634 due in 2000) (note 1)                                       8,591,998     8,393,007
Prepaid insurance                                                           43,792        40,162
Other assets                                                               966,492       810,771
Prepaid Federal income taxes                                                    --        41,523
Real estate acquired through foreclosure (note 3)                        3,992,302     4,598,624
Water wells, leasehold improvements, furniture and equipment -
    at cost less accumulated depreciation                                  120,898       119,980

Property, no value assigned (note 1):
    Land (surface rights) situated in twenty-one counties in Texas -
       1,025,894.27 acres in 2000 and 1,030,388.67 acres in 1999                --            --
    Town lots in Iatan, Loraine and Morita, Texas - 628 lots                    --            --
    1/16 nonparticipating perpetual royalty interest in
       386,987.70 acres                                                         --            --
    1/128 nonparticipating perpetual royalty interest in
       85,413.60 acres                                                          --            --
                                                                       -----------   -----------

                   Total assets                                        $15,329,316   $15,876,606
                                                                       ===========   ===========

                           LIABILITIES AND CAPITAL

Accounts payable and other liabilities                                 $    51,711   $    80,650
Federal income taxes                                                        67,290            --
Other taxes                                                                 36,330        27,383
Deferred taxes (note 5)                                                  3,905,678     4,021,803
                                                                       -----------   -----------

                   Total liabilities                                     4,061,009     4,129,836
                                                                       -----------   -----------

Capital (notes 1 and 6):
    Certificates of Proprietary Interest, par value $100 each;
       outstanding 1 certificate                                                --            --
    Sub-share Certificates in Certificates of Proprietary Interest, par value $.16-2/3 each; outstanding 2,504,205 Sub-shares
       in 2000 and 2,588,505 Sub-shares in 1999                                 --            --
    Net proceeds from all sources                                       11,268,307    11,746,770
                                                                       -----------   -----------

                   Total capital                                        11,268,307    11,746,770
                                                                       -----------   -----------

                   Total liabilities and capital                       $15,329,316   $15,876,606
                                                                       ===========   ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                              Statements of Income

                  Years ended December 31, 2000, 1999 and 1998


                                                      2000            1999           1998
                                                  ------------    ------------    ------------
Income:
    Oil and gas royalties                         $  4,230,775    $  2,713,638    $  2,488,439
    Grazing lease rentals                              507,389         522,934         530,329
    Land sales                                       1,443,173         516,525       5,020,462
    Interest                                           874,294         960,492       1,004,124
    Easements and sundry income                        743,368       1,210,648       1,436,316
                                                  ------------    ------------    ------------

                                                     7,798,999       5,924,237      10,479,670
                                                  ------------    ------------    ------------

Expenses:
    Taxes, other than Federal income taxes             554,339         477,295         459,168
    Salaries and related employee benefits             629,516         597,056         556,143
    General expense, supplies and travel               468,945         413,616         398,692
    Basis in real estate sold                          606,322          55,827          44,817
    Legal and professional fees                        143,538         117,659         109,615
    Commissions to local agents                          1,169           7,336           1,376
    Depreciation                                        44,413          48,026          60,321
    Trustees' compensation                               8,000           8,000           8,000
                                                  ------------    ------------    ------------

                                                     2,456,242       1,724,815       1,638,132
                                                  ------------    ------------    ------------

             Income before Federal income taxes      5,342,757       4,199,422       8,841,538
                                                  ------------    ------------    ------------

Federal income taxes (note 5):
    Current                                          1,700,813       2,080,272       2,259,654
    Deferred                                          (116,125)       (818,677)        548,623
                                                  ------------    ------------    ------------

                                                     1,584,688       1,261,595       2,808,277
                                                  ------------    ------------    ------------

             Net income                           $  3,758,069    $  2,937,827    $  6,033,261
                                                  ============    ============    ============

Net income per Sub-share Certificate              $       1.47    $       1.11    $       2.22
                                                  ============    ============    ============


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                   Statements of Net Proceeds from All Sources

                  Years ended December 31, 2000, 1999 and 1998


                                                                     2000         1999          1998
                                                                 -----------   -----------   -----------
Balance at beginning of year                                     $11,746,770   $13,641,706   $12,221,206

Add:  Net income for year                                          3,758,069     2,937,827     6,033,261
                                                                 -----------   -----------   -----------

                                                                  15,504,839    16,579,533    18,254,467
                                                                 -----------   -----------   -----------

Deduct:
    Cost of Sub-share Certificates in Certificates
       of Proprietary Interest purchased and
       cancelled - 84,900 sub-shares in 2000,
       81,300 Sub-shares in 1999 and
       83,400 Sub-shares in 1998                                   3,202,690     3,765,561     3,509,959
    Dividends paid - per Certificate of
       Proprietary Interest - $240 in 2000, 1999 and 1998;
       per Sub-share Certificate - $.40 in 2000,
       1999 and 1998                                               1,033,842     1,067,202     1,102,802
                                                                 -----------   -----------   -----------

                                                                   4,236,532     4,832,763     4,612,761
                                                                 -----------   -----------   -----------

Balance at end of year                                           $11,268,307   $11,746,770   $13,641,706
                                                                 ===========   ===========   ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                            Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998


                                                                   2000           1999          1998
                                                               -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                 $ 3,758,069    $ 2,937,827    $ 6,033,261
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                              44,413         48,026         60,321
          Deferred taxes                                          (116,125)      (818,677)       548,623
          Changes in assets and liabilities:
             New notes receivable from land sales                 (731,226)      (261,149)    (3,053,978)
             Payments received on notes receivable                 532,235      2,654,122      1,354,889
             Real estate acquired through foreclosure              606,322         53,645         44,817
             Prepaid insurance and other assets                   (159,351)      (155,708)       138,866
             Accounts payable and other liabilities                (28,939)        71,586        (84,008)
             Federal income and other taxes payable                117,760       (379,304)       298,010
                                                               -----------    -----------    -----------

                   Net cash provided by operating activities     4,023,158      4,150,368      5,340,801
                                                               -----------    -----------    -----------

Cash flows from investing activities:
    Additions to water wells, leasehold improvements,
       furniture and equipment                                     (61,005)       (57,941)       (56,243)
    Retirements of water wells, leasehold improvements,
       furniture and equipment                                      15,674         15,500         12,987
                                                               -----------    -----------    -----------

                   Net cash used in investing activities           (45,331)       (42,441)       (43,256)
                                                               -----------    -----------    -----------

Cash flows from financing activities:
    Purchase of Sub-share Certificates in
       certificates of Proprietary Interest                     (3,202,690)    (3,765,561)    (3,509,959)
    Dividends                                                   (1,033,842)    (1,067,202)    (1,102,802)
                                                               -----------    -----------    -----------

                   Net cash used in financing activities        (4,236,532)    (4,832,763)    (4,612,761)
                                                               -----------    -----------    -----------

Net increase (decrease) in cash and temporary
    cash investments                                              (258,705)      (724,836)       684,784
Cash and temporary cash investments
    at beginning of year                                         1,872,539      2,597,375      1,912,591
                                                               -----------    -----------    -----------

Cash and temporary cash investments at end of year             $ 1,613,834    $ 1,872,539    $ 2,597,375
                                                               ===========    ===========    ===========

Supplemental disclosure of non-cash transactions:
    Conversion of notes receivable and accrued interest
       receivable to real estate acquired through
       foreclosure (note 3)                                             --    $   232,373             --
                                                               ===========    ===========    ===========


See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


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

              The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

              Notes receivable related to land sales bear interest rates ranging from 8.75% to 11% as of December 31, 2000 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 9.10% as of December 31, 2000. The annual installments on notes are generally payable over terms of 3 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2000, 1999 and 1998 were $25,518, $1,766,015 and
              $575,428, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value. There was no allowance for uncollectible accounts at December 31, 2000, 1999 or 1998. One customer represented approximately 18% and 16% and another represented approximately 19% and 15% of the Trust's notes receivable balance at December 31, 2000 and 1999, respectively.


                                       6                             (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


              The maturities of notes receivable for each of the five years subsequent to December 31, 2000 are:

               YEAR ENDING
               DECEMBER 31,
               ------------
                   2001                                       $ 578,259
                   2002                                         631,318
                   2003                                         667,031
                   2004                                         709,259
                   2005                                         643,906

              As of December 31, 2000, there were no significant delinquencies in the Trust's notes receivable. The Trust reviews its aging, financial operations information on its debtors and estimated fair value of collateral held as security to determine an appropriate allowance for delinquencies, if any.

              The Trust's oil and gas royalty interest, grazing and lease rentals and easement and sundry income are recorded on a cash basis, which approximates the accrual method.

       (c)    NET INCOME PER SUB-SHARE

              The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,555,062 in 2000, 2,642,626 in 1999 and 2,717,872 in 1998).

       (d)    CASH FLOWS

              Temporary cash investments at December 31, 2000 and 1999 consist primarily of commercial paper. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 2000, 1999 and 1998 was $1,592,000, $2,470,106 and $1,954,126, respectively.

       (e)    DEPRECIATION

              Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives.


                                       7                             (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


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

(2)    SEGMENT INFORMATION

       Segment information has been considered in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust's management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

(3)    REAL ESTATE ACQUIRED THROUGH FORECLOSURE

       Real estate acquired through foreclosure is carried at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes and other fees incurred relating to the foreclosure. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 2000, 1999 or 1998) if the carrying value of the property exceeds its estimated fair value.

       Real estate acquired through foreclosure included the following activity for the years ended December 31, 2000 and 1999:

                                            2000                         1999
                                 -------------------------    --------------------------
                                    ACRES       BOOK VALUE       ACRES       BOOK VALUE
                                 -----------   -----------    -----------    -----------
Balance at January 1               25,027.51   $ 4,598,624      26,450.63    $ 4,422,078
Additions                                 --            --           2.46        232,373
Sales                             (15,358.05)     (606,322)     (1,425.58)       (55,827)
                                 -----------   -----------    -----------    -----------

Balance at December 31              9,669.46   $ 3,992,302      25,027.51    $ 4,598,624
                                 ===========   ===========    ===========    ===========


                                       8                             (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


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

       The following table sets forth the Plan's changes in benefit obligation, fair value of plan assets, funded status and weighted average assumptions as of December 31, 2000 and 1999:

                                                      2000            1999
                                                   -----------     -----------
Change in benefits obligation:
    Benefit obligation at beginning of year        $ 1,265,474     $ 1,408,231
    Service cost                                        47,987          57,540
    Interest cost                                      102,184          93,497
    Actuarial (gain) loss                              102,712        (222,005)
    Benefits paid                                      (75,678)        (71,789)
    Other                                               40,608              --
                                                   -----------     -----------

        Benefit obligation at end of year          $ 1,483,287     $ 1,265,474
                                                   ===========     ===========

Change in plan assets:
    Fair value of plan assets at beginning
      of year                                      $ 1,934,528     $ 1,813,235
    Actual return on plan assets                        27,034         193,082
    Benefits paid                                      (75,678)        (71,789)
                                                   -----------     -----------

        Fair value of plan assets at end of year   $ 1,885,884     $ 1,934,528
                                                   ===========     ===========

Funded status                                      $   402,597     $   669,054
Unrecognized net actuarial gain                       (255,107)       (484,686)
Unrecognized prior service cost                        106,211          79,069
Unrecognized portion of net asset existing
    at January 1, 1987                                 (46,429)        (69,647)
                                                   -----------     -----------

Prepaid benefit cost                               $   207,272     $   193,790
                                                   ===========     ===========

Weighted average assumptions as of December 31:
      Discount rate                                       7.50%           8.00%
      Expected return on plan assets                      7.00            7.00
      Rate of compensation increase                       7.79            7.79


                                       9                             (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


     Net periodic benefit costs (benefits) for the years ended December 31, 2000, 1999 and 1998 include the following components:

                                                          2000         1999         1998
                                                       ---------    ---------    ---------
Components of net periodic benefit costs (benefits):
      Service cost                                     $  47,987    $  57,540    $  47,470
      Interest cost                                      102,184       93,497       88,021
      Expected return on plan assets                    (132,751)    (124,422)    (116,751)
      Amortization of the unrecognized
        transition asset                                 (23,218)     (23,218)     (23,218)
      Amortization of unrecognized gains                 (21,150)          --       (3,980)
      Amortization of prior service cost                  13,466       10,440       10,440
                                                       ---------    ---------    ---------

        Net periodic benefit costs (benefits)          $ (13,482)   $  13,837    $   1,982
                                                       =========    =========    =========

       Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $35,633, $33,456 and $28,409 in 2000, 1999 and 1998, respectively.

(5)    FEDERAL TAXES ON INCOME
       The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income before federal income taxes as a result of the following:

                                                2000           1999           1998
                                             -----------    -----------    -----------
Computed tax expense at the statutory rate   $ 1,816,537    $ 1,427,803    $ 3,006,123
Reduction in income taxes resulting from:
    Statutory depletion                         (237,862)      (163,234)      (150,526)
    Other, net                                     6,013         (2,974)       (47,320)
                                             -----------    -----------    -----------

                                             $ 1,584,688    $ 1,261,595    $ 2,808,277
                                             ===========    ===========    ===========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                2000         1999
                                             ----------   ----------
Basis differences in real estate acquired
    through foreclosure                      $1,168,333   $1,323,941
Deferred installment revenue on land sales
    for tax purposes                          2,737,345    2,697,862
                                             ----------   ----------

              Total deferred tax liability   $3,905,678   $4,021,803
                                             ==========   ==========


                                       10                            (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


(6)    CAPITAL

       Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares. No Certificates were exchanged for Sub-shares in 2000, 1999 or 1998.

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

(7)    OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

       The Trust's share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2000, 1999 and 1998, respectively: oil (in barrels) - 100,807, 106,760 and 120,334, and gas (in thousands of cubic feet) - 413,817, 442,983 and 389,698. Reserves related to the Trust's royalty interests are not presented because the information is unavailable.

(8)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following tables present unaudited financial data of the Trust for each quarter of 2000 and 1999:

                                                      QUARTER ENDED
                            -------------------------------  --------------------------------
                               DECEMBER 31,   SEPTEMBER 30,         JUNE 30,     MARCH 31,
                                  2000            2000               2000         2000
                            --------------- ---------------   --------------- ---------------
Income                      $     2,254,050 $     1,898,689   $     1,571,735 $     2,074,525
                            =============== ===============   =============== ===============

Income before Federal
    income taxes            $     1,789,538 $     1,408,996   $     1,150,569 $       993,654
                            =============== ===============   =============== ===============

Net income                  $     1,256,177 $       994,417   $       810,801 $       696,674
                            =============== ===============   =============== ===============

Net income per
    Sub-share Certificate   $           .49 $           .39   $           .32 $           .27
                            =============== ===============   =============== ===============


                                       11                            (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


                                                      QUARTER ENDED
                            -------------------------------  --------------------------------
                              DECEMBER 31,    SEPTEMBER 30,         JUNE 30,     MARCH 31,
                                  1999           1999                1999         1999
                            --------------- ---------------   --------------- ---------------
Income                      $     1,779,418 $     1,222,169   $     1,427,961 $     1,494,689
                            =============== ===============   =============== ===============

Income before Federal
    income taxes            $     1,297,317 $       821,588   $     1,041,912 $     1,038,605
                            =============== ===============   =============== ===============

Net income                  $       916,619 $       580,658   $       724,365 $       716,185
                            =============== ===============   =============== ===============

Net income per
    Sub-share Certificate   $           .35 $           .22   $           .27 $           .27
                            =============== ===============   =============== ===============