Form 10-Q
period 2001-03-31
TEXAS PACIFIC LAND TRUST
filed 2001-05-09
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               ------------------------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

Commission file number 1-737
                       ------------------



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

              1700 Pacific Avenue, Suite 1670, Dallas, Texas 75201
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  214/969-5530
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


             80 Broad Street, Suite 2700, New York, New York 10004
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

                                     Part I
                              FINANCIAL INFORMATION

                            TEXAS PACIFIC LAND TRUST

                                 BALANCE SHEETS
                      MARCH 31, 2001 and DECEMBER 31, 2000


                                                                                                 March 31,       December 31,
                ASSETS                                                                             2001             2000
                                                                                                -----------      -----------
                                                                                                (Unaudited)

Cash                                                                                            $   245,661      $   263,834
Temporary cash investments at cost which approximates market                                      1,000,000        1,350,000
Accounts receivable                                                                                 596,142          587,109
Accrued interest receivable                                                                         368,232          379,383
Prepaid expenses                                                                                     30,654           43,792
Notes receivable for land sales                                                                   8,463,673        8,591,998
Real estate acquired through foreclosure:
      (9,268.43 acres at March 31, 2001 and 9,669.46 acres at December 31, 2000)                  3,976,482        3,992,302
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                                            116,476          120,898

Property, no value assigned :
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,025,892.21 acres in 2001 and 1,025,894.27 acres in 2000                               --               --

     Town lots in Iatan, Loraine and Morita - 628 lots in 2001 and 2000                                  --               --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2001 and 2000               --               --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2001 and 2000               --               --

                                                                                                -----------      -----------
                                                                                                $14,797,320      $15,329,316
                                                                                                ===========      ===========

                LIABILITIES AND CAPITAL

Federal income taxes payable                                                                    $   343,629      $    67,290
Other taxes                                                                                         103,121           36,330
Other liabilities                                                                                    15,765           51,071
Escrow deposits on land sales                                                                            --              640
Deferred taxes                                                                                    3,862,005        3,905,678
                                                                                                -----------      -----------
          Total liabilities                                                                       4,324,520        4,061,009

Capital:
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 2001 and 2000                                           --               --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,488,505 sub-shares in 2001 and
            2,504,205 sub-shares in 2000                                                                 --               --

      Net proceeds from all sources                                                              10,472,800       11,268,307
                                                                                                -----------      -----------
           Total capital                                                                         10,472,800       11,268,307

                                                                                                -----------      -----------
                                                                                                $14,797,320      $15,329,316
                                                                                                ===========      ===========

                See accompanying notes to financial statements.



                                      (1)

                            TEXAS PACIFIC LAND TRUST

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                                      Three Months Ended
                                                          March 31
                                                  --------------------------
                                                     2001            2000
                                                  ----------      ----------

Income:
     Rentals, royalties and sundry income         $1,415,568      $1,077,087
     Land sales                                       18,540         782,726
     Interest                                        213,621         214,712
                                                  ----------      ----------
                                                   1,647,729       2,074,525
                                                  ----------      ----------

Expenses:
     Taxes, other than Federal income taxes          149,971         131,026
     Basis in real estate sold                        15,821         588,815
     General and administrative expenses             395,377         361,030
                                                  ----------      ----------
                                                     561,169       1,080,871
                                                  ----------      ----------

            Income before
                 Federal income taxes              1,086,560         993,654

Federal income taxes                                 299,829         296,980
                                                  ----------      ----------

                 Net income                       $  786,731      $  696,674
                                                  ==========      ==========

Average number of sub-share certificates
       and equivalent sub-share certificates
       outstanding                                 2,501,138       2,585,555
                                                  ==========      ==========

Basic earnings per sub-share certificate          $      .31      $      .27
                                                  ==========      ==========

Cash dividend per sub-share certificate           $      .40      $      .40
                                                  ==========      ==========


                See accompanying notes to financial statements.



                                      (2)

                            TEXAS PACIFIC LAND TRUST

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                             March 31
                                                                                   -----------------------------
                                                                                      2001               2000
                                                                                   -----------       -----------

Cash flows from operating activities:

    Net income                                                                     $   786,731       $   696,674

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                           11,700            10,800
                 Deferred taxes                                                        (43,673)          (38,806)

                 (Increase) decrease in assets:
                    Accounts receivable                                                 (9,033)           (5,785)
                    New notes receivable from land sales                               (13,900)         (559,227)
                    Payments received on notes receivable                              142,225           131,910
                    Accrued interest receivable                                         11,151            (9,402)
                    Prepaid Federal income taxes                                            --            41,523
                    Prepaid expenses                                                    13,138            12,049
                    Real estate acquired through foreclosure                            15,820           588,815

                 Increase (decrease) in liabilities:
                    Federal income taxes payable                                       276,339           294,263
                    Other taxes payable                                                 66,791            71,542
                    Escrow deposits on land sales                                         (640)               --
                    Other liabilities payable                                          (35,306)          (40,470)
                                                                                   -----------       -----------

                        Total adjustments                                              434,612           497,212
                                                                                   -----------       -----------

                            Net cash provided by operating activities                1,221,343         1,193,886
                                                                                   -----------       -----------

Cash flows from investing activities-
   Additions to water wells, leasehold improvements,
          furniture and equipment                                                       (7,278)           (6,339)
                                                                                   -----------       -----------

Cash flows from financing activities:
    Sub-shares purchased for retirement                                               (578,716)         (578,940)
    Dividends paid                                                                  (1,003,522)       (1,033,842)
                                                                                   -----------       -----------

                         Net cash used by financing activities                      (1,582,238)       (1,612,782)
                                                                                   -----------       -----------
Net (decrease) in cash and cash equivalents                                           (368,173)         (425,235)

Cash and cash equivalents at beginning
    of period                                                                        1,613,834         1,872,539
                                                                                   -----------       -----------
Cash and cash equivalents at end
    of period                                                                      $ 1,245,661       $ 1,447,304
                                                                                   ===========       ===========


                See accompanying notes to financial statements.




                                      (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001



(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000 included in the Trust's Form 10-K.

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

(5) The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the three months ended March 31, 2001 and 2000 is summarized as follows:

                                    2001              2000
                               -------------      -------------

Federal income taxes paid      $      67,163      $          --
                               =============      =============








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











                                      (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                               Three Months Ended
                             March 31, 2001 and 2000


Results of Operations for Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Earnings per sub-share were $.31 for the first quarter of 2001 compared to $.27 for the first quarter of 2000. Total revenues were $1,647,729 compared to $2,074,525, a decrease of 20.6%. The main reason for earnings being increased while total revenues were 20.6% less is that land sold in the first quarter of 2000 had a basis of $572,994 more than land sold in the first quarter of 2001.

The Trust sold 2.06 acres of land for $18,540, an average of $9,000 per acre for the first quarter of 2001. This compares to 15,654.53 acres at $50 per acre for a total of $782,726 in the first quarter of 2000.

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

Rentals, royalties and sundry income were $1,415,568 in the first quarter of 2001 compared to $1,077,087 in the first quarter of 2000, an increase of 31.4%.

Oil and gas royalty revenue was $1,188,717, up 38.1% compared to the first quarter of 2000. Oil royalty revenue was $658,259, up 10.2% compared to 2000. Crude oil production subject to the Trust's royalty interest was down 3.0% for the first quarter and the average price per royalty barrel was up 13.6% compared to 2000. Gas royalty revenue was $530,458 in the first quarter, up 101.2% on a volume decrease of 6.2% and price increase of 114.6%.

Easement and Sundry income was $139,017, up 6.9% from the first quarter of 2000.

Interest revenue decreased .5% in the first quarter of 2001 compared to 2000. Interest from notes receivable was $192,086, up 1.1% from the first quarter of 2000. Notes receivable were $8,463,673 as of March 31, 2001 down 4.0% from March 31, 2000. Sundry interest was $21,535, down 12.8% from the first quarter of 2000.

Taxes, other than Federal income taxes were up 14.5% over the first quarter of 2000. This is due mainly to the increase in oil and gas production taxes.

General and administrative expenses increased 9.5% compared to the first quarter of 2000.









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

                          Quantitative and Qualitative
                          Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2000.








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



                                                    TEXAS PACIFIC LAND TRUST
                                                  ---------------------------
                                                          (Registrant)



Date  5/09/01                 By /s/ ROY THOMAS
    ----------------------      ------------------------------------
                                 Roy Thomas, General Agent,
                                 Authorized Signatory and Principal
                                 Financial Officer















                                       (8)