Form 10-Q
period 2001-06-30
TEXAS PACIFIC LAND TRUST
filed 2001-08-10
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2001
                               -------------------------------------------------


                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     -----------------------

Commission file number                            1-737
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

Yes    X      No
    ------       ------

                                     Part I
                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                       JUNE 30, 2001 and DECEMBER 31, 2000



                                                                                                   June 30,           December 31,
ASSETS                                                                                               2001                 2000
                                                                                                ---------------      ---------------
                                                                                                  (Unaudited)

Cash                                                                                            $       205,463      $       263,834
Temporary cash investments at cost which approximates market                                          2,150,000            1,350,000
Accounts receivable                                                                                     586,580              587,109
Accrued interest receivable                                                                             279,454              379,383
Prepaid expenses                                                                                         17,517               43,792
Notes receivable for land sales                                                                       7,438,696            8,591,998
Real estate acquired through foreclosure:
      (9,268.43 acres at June 30, 2001 and 9,669.46 acres at December 31, 2000)                       3,976,482            3,992,302
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                                                222,992              120,898

Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,024,733.42 acres in 2001 and 1,025,894.27 acres in 2000                                   --                   --

     Town lots in Iatan, Loraine and Morita - 628 lots in 2001 and 2000                                      --                   --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2001 and 2000                   --                   --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2001 and 2000                   --                   --
                                                                                                ---------------      ---------------
                                                                                                $    14,877,184      $    15,329,316
                                                                                                ===============      ===============

LIABILITIES AND CAPITAL

Federal income taxes payable                                                                    $       317,828      $        67,290
Other taxes                                                                                             170,594               36,330
Other liabilities                                                                                        76,070               51,071
Escrow deposits on land sales                                                                             4,300                  640
Deferred taxes                                                                                        3,542,561            3,905,678
                                                                                                ---------------      ---------------
          Total liabilities                                                                           4,111,353            4,061,009

Capital:
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 2001 and 2000                                               --                   --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,468,805 sub-shares in 2001 and
            2,504,205 sub-
            shares in 2000                                                                                   --                   --

      Net proceeds from all sources                                                                  10,765,831           11,268,307
                                                                                                ---------------      ---------------
           Total capital                                                                             10,765,831           11,268,307

                                                                                                ---------------      ---------------
                                                                                                $    14,877,184      $    15,329,316
                                                                                                ===============      ===============

                 See accompanying notes to financial statements.


                                      (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME


                                   (Unaudited)


                                                     Three Months Ended              Six Months Ended
                                                           June 30                        June 30
                                                 --------------------------      --------------------------
                                                    2001            2000            2001            2000
                                                 ----------      ----------      ----------      ----------

Income:
     Rentals, royalties and sundry income        $1,625,758      $1,234,552      $3,041,326      $2,311,639
     Land sales                                      81,115         120,001          99,655         902,727
     Interest                                       202,053         217,182         415,674         431,894
                                                 ----------      ----------      ----------      ----------
                                                  1,908,926       1,571,735       3,556,655       3,646,260
                                                 ----------      ----------      ----------      ----------


Expenses:
     Taxes, other than Federal income taxes         141,739         135,534         301,078         266,560
     Basis in real estate sold                           --              --          15,821         588,815
     General and administrative expenses            322,183         285,632         708,192         646,662
                                                 ----------      ----------      ----------      ----------
                                                    463,922         421,166       1,025,091       1,502,037
                                                 ----------      ----------      ----------      ----------


           Income before
                Federal income taxes              1,445,004       1,150,569       2,531,564       2,144,223

 Federal income taxes                               419,755         339,768         719,584         636,748
                                                 ----------      ----------      ----------      ----------

                Net income                       $1,025,249      $  810,801      $1,811,980      $1,507,475
                                                 ==========      ==========      ==========      ==========

Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                                 2,484,855       2,568,283       2,492,997       2,576,919
                                                 ==========      ==========      ==========      ==========
Basic earnings per sub-share certificate         $      .41      $      .32      $      .72      $      .59
                                                 ==========      ==========      ==========      ==========

Cash dividend per sub-share certificate                  --              --      $      .40      $      .40
                                                 ==========      ==========      ==========      ==========



                See accompanying notes to financial statements.






                                      (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30
                                                                                   -------------------------------
                                                                                       2001               2000
                                                                                   ------------       ------------

Cash flows from operating activities:

    Net income                                                                     $  1,811,980       $  1,507,475

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                            23,400             21,600
                 Deferred taxes                                                        (363,117)           (97,695)

                 (Increase) decrease in assets:
                    Accounts receivable                                                     529             (6,909)
                    New notes receivable from land sales                                (74,735)          (559,227)
                    Payments received on notes receivable                             1,228,037            316,823
                    Accrued interest receivable                                          99,929             76,922
                    Prepaid Federal income taxes                                             --             41,523
                    Prepaid expenses                                                     26,275             24,097
                    Real estate acquired through foreclosure                             15,820            588,815
                 Increase (decrease) in liabilities:
                    Federal income taxes payable                                        250,538             47,920
                    Other taxes payable                                                 134,264            138,595
                    Escrow deposits on land sales                                         3,660              2,000
                    Other liabilities payable                                            24,999            (25,676)
                                                                                   ------------       ------------

                        Total adjustments                                             1,369,599            568,788
                                                                                   ------------       ------------

                            Net cash provided by operating activities                 3,181,579          2,076,263
                                                                                   ------------       ------------

Cash flows from investing activities-
   Additions to water wells, leasehold improvements,
          furniture and equipment                                                      (125,494)           (27,025)
                                                                                   ------------       ------------

Cash flows from financing activities:
   Sub-shares purchased for retirement                                               (1,310,934)        (1,580,256)
   Dividends paid                                                                    (1,003,522)        (1,033,842)
                                                                                   ------------       ------------

                            Net cash used by financing activities                    (2,314,456)        (2,614,098)
                                                                                   ------------       ------------

Net increase (decrease) in cash and cash equivalents                                    741,629           (564,860)

Cash and cash equivalents at beginning
    of period                                                                         1,613,834          1,872,539
                                                                                   ------------       ------------
Cash and cash equivalents at end
    of period                                                                      $  2,355,463       $  1,307,679
                                                                                   ============       ============

                See accompanying notes to financial statements.






                                      (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000 included in the Trust's Form 10-K.

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

(5) The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the six months ended June 30, 2001 and 2000 is summarized as follows:

                                                                         2001             2000
                                                                       --------         --------

         Federal income taxes paid                                     $832,163         $645,000
                                                                       ========         ========







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

(8) In July 2001 the Trust entered into a contract to sell approximately 560 acres in El Paso county for approximately $5,600,000. The contract is subject to certain contingencies that allows purchaser to cancel until September 10, 2001, but all contracts should close in the third quarter. The Trust's basis in the real estate to be sold is approximately $1,450,000.00.







                                      (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                                Six Months Ended
                             June 30, 2001 and 2000
                       -----------------------------------


Results of Operations for Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Earnings per sub-share were $.41 for the second quarter of 2001 compared to $.32 in the second quarter of 2000. Total revenues were $1,908,926 compared to $1,571,735, an increase of 21.5%.

Land sales for the second quarter of 2001 were 1,159 acres at an average price of approximately $70 per acre for a total of $81,115. This compares to 960 acres at an average price of approximately $125 per acre for a total of $120,001 in the second quarter of 2000. In looking forward the Trust has made land sale contracts thus far in the third quarter for $5,900,000. One contract totaling $5,600,000 in El Paso county is subject to certain contingencies that allows purchaser to cancel until September 10, 2001, but all contracts should close in the third quarter.

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

Rentals, royalties and sundry income amounted to $1,625,758 for the second quarter of 2001 compared to $1,234,552 for the second quarter of 2000, up 31.7%.

Oil and gas royalty revenue was $1,250,190 for the second quarter of 2001, up 36.2% compared to the second quarter of 2000. Oil royalty revenue was $745,129, up 21.5% for the 2001 period. Crude oil production subject to the Trust's royalty interest was up 25.2% in the second quarter of 2001. The average price of crude oil was decreased 3.0%. Gas royalty revenue was $505,061 in the second quarter of 2001, up 65.6% on a volume decrease of 6.7% and a price increase of 77.2%.

Easement and other sundry income was $185,148 for the second quarter of 2001, up 42.7% from the second quarter of 2000. This income is unpredictable and may vary greatly from quarter to quarter.

Interest revenue was down 7.0% in the second quarter of 2001 compared to the same period of 2000. Interest from notes receivable amounted to $184,552, a 7.0% decrease from the 2000 period. Notes receivable for land sold were $7,438,696 as of June 30, 2001, down 13.9% from June 30, 2000, due to payments received from note makers. Sundry interest was $17,501 for the second quarter of 2001, down 5.8% from the second quarter of 2000. Sundry interest income fluctuates based on cash on hand for investment, and interest rates on short term investments.

Taxes, other than Federal income taxes, were up 4.6% due to an increase in royalty income production taxes in the second quarter of 2001 compared to the second quarter of 2000.

General and administrative expenses were up 12.8% for the second quarter of 2001 compared with the same period of 2000.



                                      (6)

Results of Operations for Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Earnings per sub-share for the first six months of 2001 were $.72 compared to $.59 in the first six months of 2000. Total revenues were $3,556,655 compared to $3,646,260, a decrease of 2.5%. The main reason for earnings per sub-share being up 22.0% and revenues being down 2.5% is due to land sold in 2000 with a basis of $588,815 which shows as an expense against earnings.

Land sales for the first six months of 2001 were 1,160.85 acres at an average price of approximately $86 per acre for a total of $99,655. This compares to 16,614.53 acres at an average price of approximately $54 per acre for a total of $902,727 in the first six months of 2000.

Rentals, royalties, and sundry income amounted to $3,041,326 for the first six months of 2001 compared to $2,311,639 for the first six months of 2000, up 31.6%.

Oil and gas royalty revenue for the first six months of 2001 was $2,438,907, up 37.1% compared to the first six months of 2000. Oil royalty revenue was $1,403,389, up 15.9% for the 2001 period. Crude oil production was up 10.8% in the first six months of 2001, and the average price per barrel was up 4.7%. Gas royalty revenue was $1,035,518 in the first six months of 2001, up 82.1% on a volume decrease of 6.5%, and a price increase of 94.6%.

Easement and other sundry income was $324,165 in the first six months of 2001, up 24.8% from the first six months of 2000. This was mainly due to increase of pipeline easement and seismic permit income which are unpredictable and vary greatly from one period to another.

Interest revenue was $415,674 for the first six months of 2001, down 3.8% from the 2000 period. Interest from notes receivable was $376,638, down 3.1% from the 2000 period. Sundry interest was $39,036 for the first six months, down 9.8% from the 2000 period.

Taxes, other than Federal income taxes in the first six months of 2001 were up 12.9%. This is due to the increase in royalty income taxes.

General and administrative expenses for the first six months of 2001 were up 9.5% from the first six months of 2000.

Liquidity and Capital Resources

The Trust's oil and gas royalty revenues, lease rentals and receipts of interest and principal on notes receivable have generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the predictable future.

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



                                              TEXAS PACIFIC LAND TRUST
                                      ---------------------------------------
                                                    (Registrant)



Date August 10, 2001                By  /s/ ROY THOMAS
    ---------------------------       ---------------------------------------
                                       Roy Thomas, General Agent,
                                       Authorized Signatory and Principal
                                       Financial Officer









                                      (8)