Form 10-Q
period 2001-09-30
TEXAS PACIFIC LAND TRUST
filed 2001-11-09
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
                              --------------------------------------------------


                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period  from                         to
                               ------------------------    ---------------------
Commission file number                   1-737
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

                                     PART I

                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 and DECEMBER 31, 2000



                                                                                                September 30,   December 31,
                                      ASSETS                                                        2001            2000
                                                                                                -------------   ------------
                                                                                                 (Unaudited)
Cash                                                                                            $     183,771   $    263,834
Temporary cash investments at cost which approximates market                                        3,550,000      1,350,000
Accounts receivable                                                                                   586,746        587,109
Accrued interest receivable                                                                           411,487        379,383
Prepaid expenses                                                                                        4,379         43,792
Notes receivable for land sales                                                                    11,653,696      8,591,998
Real estate acquired through foreclosure:
      (7,791.86 acres at September 30, 2001 and 9,669.46 acres at December 31, 2000)                2,450,886      3,992,302
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                                              218,259        120,898
Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,023,234.07 acres in 2001 and 1,025,894.27 acres in 2000                                 --             --

     Town lots in Iatan, Loraine and Morita - 628 lots in 2001 and 2000                                    --             --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2001 and 2000                 --             --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2001 and 2000                 --             --

                                                                                                -------------   ------------
                                                                                                $  19,059,224   $ 15,329,316
                                                                                                =============   ============

                              LIABILITIES AND CAPITAL

Federal income taxes payable                                                                    $   1,349,542   $     67,290
Other taxes                                                                                           261,077         36,330
Other liabilities                                                                                      47,030         51,071
Escrow deposits on land sales                                                                           8,000            640
Deferred taxes                                                                                      4,478,760      3,905,678
                                                                                                -------------   ------------
          Total liabilities                                                                         6,144,409      4,061,009

Capital:
      Certificates of Proprietary Interest, par value $100
            each; outstanding one certificate in 2001 and 2000                                             --             --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,418,905 sub-shares in 2001 and
            2,504,205 sub-shares in 2000                                                                   --             --

      Net proceeds from all sources                                                                12,914,815     11,268,307
                                                                                                -------------   ------------
           Total capital                                                                           12,914,815     11,268,307

                                                                                                -------------   ------------
                                                                                                $  19,059,224   $ 15,329,316
                                                                                                =============   ============

                See accompanying notes to financial statements.

                                       (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                ---------------------------   ---------------------------
                                                    2001           2000           2001           2000
                                                ------------   ------------   ------------   ------------
Income:
     Rentals, royalties and sundry income       $  1,809,596   $  1,517,098   $  4,850,922   $  3,828,737
     Land sales                                    5,882,678        162,210      5,982,333      1,064,937
     Interest                                        197,317        219,381        612,991        651,275
                                                ------------   ------------   ------------   ------------
                                                   7,889,591      1,898,689     11,446,246      5,544,949
                                                ------------   ------------   ------------   ------------

Expenses:
     Taxes, other than Federal income taxes          136,172        142,886        437,250        409,446
     Basis in real estate sold                     1,525,595          4,025      1,541,416        592,840
     General and administrative expenses             257,284        342,782        965,476        989,444
                                                ------------   ------------   ------------   ------------
                                                   1,919,051        489,693      2,944,142      1,991,730
                                                ------------   ------------   ------------   ------------

           Income before
                Federal income taxes               5,970,540      1,408,996      8,502,104      3,553,219

Federal income taxes                               1,967,913        414,579      2,687,497      1,051,327
                                                ------------   ------------   ------------   ------------

                Net income                      $  4,002,627   $    994,417   $  5,814,607   $  2,501,892
                                                ============   ============   ============   ============

Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                                  2,460,288      2,542,355      2,482,094      2,565,398
                                                ============   ============   ============   ============

Basic earnings per sub-share certificate        $       1.62   $        .39   $       2.34   $        .98
                                                ============   ============   ============   ============

Cash dividend per sub-share certificate                   --             --   $        .40   $        .40
                                                ============   ============   ============   ============


                See accompanying notes to financial statements.

                                       (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                           ----------------------------
                                                                               2001            2000
                                                                           ------------    ------------
Cash flows from operating activities:

    Net income                                                             $  5,814,607    $  2,501,892

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                    35,100          32,400
                 Deferred taxes                                                 573,082        (141,112)

                 (Increase) decrease in assets:
                    Accounts receivable                                             363            (677)
                    New notes receivable from land sales                     (4,357,519)       (559,226)
                    Payments received on notes receivable                     1,295,821         438,630
                    Accrued interest receivable                                 (32,104)         53,894
                    Prepaid Federal income taxes                                     --          41,523
                    Prepaid expenses                                             39,413          36,146
                    Real estate acquired through foreclosure                  1,541,416         592,840
                 Increase (decrease) in liabilities:
                    Federal income taxes payable                              1,282,252          38,916
                    Other taxes payable                                         224,747         215,785
                    Escrow deposits on land sales                                 7,360          11,100
                    Other liabilities payable                                    (4,041)        (73,873)
                                                                           ------------    ------------

                        Total adjustments                                       605,890         686,346
                                                                           ------------    ------------

                            Net cash provided by operating activities         6,420,497       3,188,238
                                                                           ------------    ------------

Cash flows from investing activities-
   Additions to water wells, leasehold improvements,
          furniture and equipment                                              (132,461)        (38,241)
                                                                           ------------    ------------

Cash flows from financing activities:
    Sub-shares purchased for retirement                                      (3,164,577)     (2,320,755)
    Dividends paid                                                           (1,003,522)     (1,033,842)
                                                                           ------------    ------------

                            Net cash used by financing activities            (4,168,099)     (3,354,597)
                                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents                          2,119,937        (204,600)

Cash and cash equivalents at beginning
    of period                                                                 1,613,834       1,872,539
                                                                           ------------    ------------
Cash and cash equivalents at end
    of period                                                              $  3,733,771    $  1,667,939
                                                                           ============    ============


                See accompanying notes to financial statements.


                                       (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000 included in the Trust's Form 10-K.

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

(5) The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the nine months ended September 30, 2001 and 2000 is summarized as follows:

                                                            2001       2000
                                                         ---------   ---------
         Federal income taxes paid                       $ 832,163   $ 645,000
                                                         =========   =========


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



                                       (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                           Nine and Three Months Ended
                           September 30, 2001 and 2000


Results of Operations for Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Earnings per sub-share certificate for the third quarter of 2001 were $1.62 compared to $.39 in the third quarter of 2000. Total revenues were $7,889,591 compared to $1,898,689, an increase of 315%.

In the third quarter of 2001, land sales totaled $5,882,678 which was 2,975.92 acres at an average price of $1,977 per acre. In the comparable period of 2000, 1,551.43 acres were sold for $162,210, an average of $105 per acre.

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

Rentals, royalties and sundry income were $1,809,596 for the third quarter of 2001 compared to $1,517,098 for the third quarter of 2000, an increase of 19.3%.

Oil and gas royalty revenue was $1,057,493 compared to $1,083,586 for the third quarter of 2000, down 2.4%. Oil royalty revenue was $674,501, down 5.0% from the third quarter of 2000. Oil royalty production subject to the Trust's royalty interest was up 6.1% in the third quarter of 2001, while the average price per royalty barrel of crude oil was down 10.5%. Gas royalty revenue for the third quarter was $382,992, up 2.6% on a volume decrease of 3.5% and price increase of 6.4%.

Easement and sundry income was $630,716 for the third quarter of 2001, up 105% from the third quarter of 2000. These categories of income are not predictable and commonly have large swings in any given period.

Interest revenue was down 10.1% for the third quarter of 2001 compared to the third quarter of 2000. Interest from notes receivable was $172,647, down 12.7% for the 2001 period due to a decrease in average note receivable balances for the period. Notes receivable for land sold were $11,653,696 as of September 30, 2001, an increase of 36.9% from the end of the third quarter of 2000. Sundry interest was $24,670 for the third quarter of 2001, which was up 13.7% from the third quarter of 2000.

Taxes, other than Federal income taxes, were down 4.7% for the third quarter of 2001 compared to the third quarter of 2000.

General and administrative expenses were down 24.9% over the third quarter of 2000. This is mainly due to a decrease in professional fees and administrative expenses.



                                       (6)

Results of Operations for Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Earnings per sub-share for the first nine months of 2001 were $2.34 compared to $.98 for the first nine months of 2000. Total revenues were $11,446,246 compared to $5,544,949, an increase of 106%.

The first nine months of 2001 had total land sales of 4,136.77 acres for $5,982,333, an average of $1,446 per acre, compared to 18,165.96 acres for $1,064,937, an average of $59 per acre in 2000.

Rentals, royalties, and sundry income were $4,850,922 for the first nine months compared to $3,828,737 for the first nine months of 2000, an increase of 26.7%.

Oil and gas royalty revenue for the first nine months was $3,496,400 compared to $2,862,652 for the first nine months of 2000, up 22.1%. Oil royalty revenue was $2,077,889, up 8.2% for the 2001 period. Crude oil production subject to the Trust's royalty interest was up 9.1% for the first nine months of 2001, while the average price per barrel of crude oil was down .9%. Gas royalty revenue was $1,418,511 for the first nine months of 2001, up 50.6% on a volume decrease of 5.5%, and a price increase of 59.5%.

Easement and sundry income was $954,881 for the first nine months of 2001, up 68.3% from the first nine months of 2000. These categories of income are not predictable, and may have large increases or decreases in any given period or year.

Interest revenue was down 5.9% for the first nine months of 2001 compared to the first nine months of 2000. Interest from notes receivable was $549,285, down 6.3% for the 2001 period and sundry interest was $63,706, down 2.0%.

Taxes, other than Federal income taxes were up 6.8% for the first nine months of 2001 from the first nine months of 2000.

General and administrative expenses were down 2.4% for the first nine months of 2001 over the comparable 2000 period.

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



                                      TEXAS PACIFIC LAND TRUST
                                      ------------------------
                                           (Registrant)



         Date   11-9-01      By  /s/ ROY THOMAS
              --------------     -----------------------------------
                                 Roy Thomas, General Agent,
                                 Authorized Signatory and Principal
                                 Financial Officer


                                       (8)