Form 10-K405
period 2001-12-31
TEXAS PACIFIC LAND TRUST
filed 2002-03-27
CIK 97517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended December 31, 2001                             Commission file number 1-737

                            TEXAS PACIFIC LAND TRUST
                            ------------------------
             (Exact name of registrant as specified in its charter)

Not Applicable                                                        75-0279735
--------------                                                        ----------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

1700 Pacific Ave., Suite 1670, Dallas, Texas                               75201
                                                                           -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (214) 969-5530

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of Each
Title of Each Class                                 Exchange on Which Registered
-------------------                                 ----------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                     ---

         As of January 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $85,154,662.

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

         (i) During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of consolidated revenues.

                                                         2001     2000     1999
                                                         ----     ----     ----
                    Interest                               --       --       16%
                    Land Sales                             50%      19%      --
                    Oil and Gas Royalties                  31%      54%      46%

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

         (vii) Texas Pacific Land Trust received in 2001 $767,052 or 18 percent of its oil and gas royalty income from 68 leases operated by Texaco, Inc.

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

         (xiii)       Texas Pacific has eight (8) full-time employees.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales. Texas Pacific does not and has not during the preceding three (3) fiscal years had any export sales or foreign operations and the only geographic area in the United States in which land is sold or income derived is Texas.

ITEM 2:  PROPERTIES.

         Texas Pacific Land Trust owns the surface estate in 1,021,584 acres of land located in 21 counties in the western part of Texas. Also, the Trust owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,413 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 2001, grazing leases were in effect on 99.3 percent or approximately 1,014,739 acres of the Trust's land. Approximately 13,579 acres of land were sold in 2001. The Trust leases office space in Dallas, Texas.


ITEM 3:  LEGAL PROCEEDINGS.

         Texas Pacific is not involved in any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This item is not applicable to Texas Pacific.

ITEM 5:  MARKET FOR SUB-SHARE CERTIFICATES AND RELATED SECURITY
HOLDER MATTERS.

         The range of reported sales for sub-shares on the New York Stock Exchange for the past two years has been as follows:

                                     2001                         2000
                            ----------------------        --------------------
                             HIGH            LOW          HIGH            LOW
                            ------          ------        ------        ------
1st Quarter                 $41.25          $35.63        $43.00        $35.50
2nd Quarter                  40.50           34.07         44.00         34.38
3rd Quarter                  39.90           35.00         46.00         37.69
4th Quarter                  39.50           35.20         38.25         33.50

         Certificates of proprietary interest and sub-shares are interchangeable in the ratio of one certificate for 600 sub-shares or 600 sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a dividend once a year for the preceding 45 years. The dividend was $.40 per sub-share in 2001 and $.40 per sub-share in 2000. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to sufficient earnings of the Trust being accomplished.

         The approximate number of holders of certificates of proprietary interest and sub-shares as of January 31, 2002 were:

         Certificates of proprietary interest                       --
         Sub-shares in certificates of proprietary interest        743
                                                                  ----

                      TOTAL                                        743
                                                                  ====

ITEM 6:  SELECTED FINANCIAL DATA.

                       SUMMARY OF SELECTED FINANCIAL DATA

                    2001          2000          1999          1998          1997
                 -----------   -----------   -----------   -----------   -----------
Gross income     $13,429,368   $ 7,798,999   $ 5,924,237   $10,479,670   $13,075,037

Expenses           3,385,347     2,456,242     1,724,815     1,638,132     3,243,920
                 -----------   -----------   -----------   -----------   -----------

Income before
Federal income
taxes             10,044,021     5,342,757     4,199,422     8,841,538     9,831,117

Federal income
taxes              3,157,508     1,584,688     1,261,595     2,808,277     3,124,376
                 -----------   -----------   -----------   -----------   -----------


Net income       $ 6,886,513   $ 3,758,069   $ 2,937,827   $ 6,033,261   $ 6,706,741
                 ===========   ===========   ===========   ===========   ===========



Net income per
Sub-share        $      2.79   $      1.47   $      1.11   $      2.22   $      2.39

Dividends per
Sub-share        $       .40   $       .40   $       .40   $       .40   $       .40

Average number
of Sub-shares
outstanding        2,464,162     2,555,062     2,642,626     2,717,872     2,809,313
                 ===========   ===========   ===========   ===========   ===========


Total assets,
exclusive of
property with
no assigned
value            $17,628,181   $15,329,316   $15,876,606   $18,856,414   $16,673,289
                 ===========   ===========   ===========   ===========   ===========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Earnings per sub-share certificate for 2001 were $2.79 compared to $1.47 in 2000 and $1.11 in 1999. Total revenues in 2001 were $13,429,368, in
2000 $7,798,999, and in 1999 $5,924,237.

         Land sales in 2001 were $6,708,863 compared to $1,443,173 in 2000, and $516,525 in 1999. A total of 13,579 acres were sold in 2001 at an average price of $494 per acre, compared to 19,592 acres in 2000 and 5,413 acres in 1999 at an average price per acre of $74 and $95 respectively.

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

         Rentals, royalties and other income were $6,720,505 in 2001 compared to $6,355,826 in 2000 and $5,407,712 in 1999.

         Oil and gas royalty revenue in 2001 was $4,176,672 compared to $4,230,775 in 2000 and $2,713,638 in 1999. Oil royalty revenue was $2,558,625 and gas royalty revenue was $1,618,047 in 2001. Crude oil production from Trust royalty wells decreased 1.8% and the average price received for crude oil decreased 8.3%. Total gas production decreased 5.4% and the average price for gas increased 22.9%. The average price per royalty barrel of crude oil for 2001, 2000 and 1999 was $25.84, $28.17, and $15.90 respectively. The Trust's oil and gas royalty income is from perpetual non participating royalty interests. The Trust has no control over changes in production or prices of oil and gas.

         Interest revenue was $885,971 compared to $874,294 in 2000 and $960,492 in 1999. Interest on notes receivable amounted to $802,111 in 2001 compared to $781,804 in 2000, and $841,136 in 1999. At year end 2001, notes receivable from land sales were $11,421,331 compared to $8,591,998 in 2000 and $8,393,007 in
1999. Sundry interest amounted to $83,860 in 2001, $92,490 in 2000, and $119,356 in 1999. Total principal payments on notes receivable were $1,626,927 in 2001.

         Easement and sundry income revenue in 2001 was $1,155,859 compared to $743,368 in 2000 and $1,210,648 in 1999. The significant increase was due mainly to increase in oil exploration damage and easement revenue.

         Taxes, other than Federal income taxes, were $517,086 in 2001 compared to $554,339 in 2000 and $477,295 in 1999. Oil and gas production taxes were $240,906 in 2001 compared to $236,918 in 2000 and $155,482 in 1999. Ad valorem taxes were $236,831 in 2001 compared to $275,615 in 2000 and $282,004 in 1999.
Basis in real estate sold was $1,541,416 in 2001, $606,322 in 2000, and $55,827 in 1999. All other expenses were $1,326,845 in 2001, $1,295,581 in 2000, and
$1,191,693 in 1999.

         The Trust's oil and gas royalty revenue, lease rentals, and receipts of interest and principal payments on notes receivable have generated more than adequate amounts of cash to meet the Trust's needs and should continue to do so in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the Notes to the Financial Statements. Consistent with our disclosure policies we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment.

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses are recorded in the period of determination. At December 31, 2001, and 2000, there were no significant delinquencies, and as such, no allowance for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2001, and 2000, no valuation allowances were recorded.

Gain Recognition on Land Sales - Accounting principles generally accepted in the United States of America dictate the manner in which the gain or loss on the sale of land is recorded. The Trust has established policies for the sale of land, which result in the full accrual method of gain recognition. This policy generally requires that the Trust receive a minimum cash down payment of 25% of the sales price on each sale and that any related notes receivable require regular principal and interest payments, payable over terms from 3 to 15 years.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Trust's primary market risk exposure relates to changes in interest rates related to its notes receivable. To limit the impact of interest rate changes, the Trust enters into fixed rate notes receivable that approximate the current interest rate for land sales at the time. As a result, the Trust's only interest rate risk is the opportunity loss should interest rates increase. The following table summarizes expected maturities of the Trust's notes receivable. As the interest rates represent rates which management believes are current rates on similar land sales, the Trust believes the fair values of its notes receivable approximate the carrying amounts.

                  Year ending December 31                      Maturity
                  -----------------------                    -----------
                          2002                               $   855,546
                          2003                                   909,578
                          2004                                   971,514
                          2005                                   817,991
                          2006                                   775,926
                       Thereafter                              7,090,776
                                                             -----------
                                                             $11,421,331

The Trust's remaining financial instruments consist of cash, temporary cash investments and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

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


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)      Directors:

                                              POSITION AND                 PERIOD DURING
                                              OFFICES HELD                 WHICH PERSON
       NAME                    AGE            WITH REGISTRANT              HAS SERVED IN OFFICE
       ----                    ---            ---------------              --------------------
Joe R. Clark                    74            Trustee, Chairman            Trustee since 02/20/87
                                              of the Trustees and
                                              Member of Audit
                                              Committee

Maurice Meyer III               66            Trustee and Member           Trustee since 02/28/91
                                              of Audit Committee

John R. Norris III              48            Trustee and Member           Trustee since 06/07/00
                                              of Audit Committee

                  (b)      Executive Officers.
                           ------------------

                                                POSITION AND              PERIOD DURING
                                                OFFICES HELD              WHICH PERSON
      NAME                        AGE           WITH REGISTRANT           HAS SERVED IN OFFICE
      ----                        ---           ---------------           --------------------
Joe R. Clark                      74            Trustee, Chairman         Chairman of Trustees
                                                of the Trustees and       since 06/07/00
                                                Member of Audit
                                                Committee

Roy Thomas                        55            General Agent and         General Agent of Texas
                                                Secretary                 Pacific Land Trust
                                                                          commencing 01/01/95
                                                                          and Secretary
                                                                          commencing 01/01/95;
                                                                          Assistant General
                                                                          Agent from 12/01/92
                                                                          through 12/31/94

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

         (e)      Business Experience.

NAME OF TRUSTEE OR                       PRINCIPAL OCCUPATION OR EMPLOYMENT
EXECUTIVE OFFICER                           DURING THE PAST FIVE YEARS
-----------------                        ----------------------------------
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

ITEM 11:    EXECUTIVE COMPENSATION.

                               REMUNERATION TABLE


  (A)               (B)                       (C)                    (D)

                                    CASH & CASH EQUIVALENT      AGGREGATE OF
NAME OF         CAPACITIES           FORMS OF REMUNERATION    CONTINGENT FORMS
INDIVIDUALS   IN WHICH SERVED                SERVED            OF REMUNERATION
-----------   ---------------       ----------------------    ----------------
                                             (C1)               (C2)
                                                               Securities of
                                      Salaries, Fees,          Property, In-
                                      Director's Fees,         surance Benefits
                                      Commissions and          or Reimbursements;
                                          Bonuses              Personal Benefits
                                      ---------------          ------------------

Roy Thomas    Secretary &                $145,750               (1)         (2)
              General Agent

All Officers  Trustees in-               $153,750               (1)         (2)
& Directors   cluding Chairman;
as a Group    General Agent
(four in
number)

   (1) During the year ended December 31, 2001, no Trustee or executive officer of the registrant received any compensation for services to the registrant in the form of securities or property, life or health insurance, medical reimbursement, personal benefits or other unreported compensation except for certain personal benefits such that the extent to which they were personal rather than business cannot be specifically or precisely ascertained without unreasonable effort or expenses and which did not in any event exceed the minimum reportable amount under this caption.

   (2) The registrant maintains Texas Pacific Land Trust Employees' Pension Plan, a non-contributory defined benefit pension plan qualified under
         Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant's contribution, payment or accrual in respect to Mr. Thomas is not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% of each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $59,029 per year upon retirement at age 65. Total compensation paid during 2001 to the eight (8) employees covered by the

         Employees' Pension Plan was $558,588. The remuneration covered by the plan is salary.

                  Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. During 2001, the Trust contributed $33,515.

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

         (b) Security Ownership of Management: The following table gives the information indicated as to equity securities (Certificates of Proprietary Interest and Sub-Share Certificates) of Texas Pacific beneficially owned directly or indirectly by all trustees, naming them, and by all trustees and officers of the registrant, as a group:

                                               AMOUNT AND NATURE
                             NAME OF              OF OWNERSHIP       PERCENT
TITLE AND CLASS (1)       BENEFICIAL OWNER     ON JANUARY 31, 2001   OF CLASS
-------------------       ----------------     -------------------   --------
Sub-share certificates:   Joe R. Clark                500              .02%

Sub-share certificates:   Maurice Meyer III        14,950 (2)          .62%

Sub-share certificates:   John R. Norris III          200              .008%

Sub-share certificates:   Roy Thomas                  100              .0042%

Sub-share certificates:   All Trustees and
                          Officers as a Group      15,750              .65%

         (1) The sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred sub-shares or six hundred sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. On December 31, 2001, no trustee or officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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



                       (Registrant)     TEXAS PACIFIC LAND TRUST



                                        By:       /s/ JOE R. CLARK
                                             ------------------------------
                                             Joe R. Clark
                                             Chief Executive Officer



                                        Date:       March 26, 2002
                                             ------------------------------






                                        By:          /s/ ROY THOMAS
                                             ------------------------------
                                             ROY THOMAS
                                             Chief Financial and Chief
                                             Accounting Officer



                                        Date:       March 26, 2002
                                             ------------------------------

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



                                        By:      /s/ JOE R. CLARK
                                             ------------------------------
                                             Joe R. Clark, Trustee



                                        Date:       March 26, 2002
                                             ------------------------------



                                        By:    /s/ MAURICE MEYER III
                                             ------------------------------
                                             Maurice Meyer III, Trustee



                                        Date:      March 21, 2002
                                             ------------------------------



                                        By:    /s/ JOHN R. NORRIS III
                                             ------------------------------
                                             John R. Norris III, Trustee



                                        Date:       March 26, 2002
                                             ------------------------------

[KPMG LOGO]

                            TEXAS PACIFIC LAND TRUST

                              Financial Statements

                        December 31, 2001, 2000, and 1999

                   (With Independent Auditors' Report Thereon)

                            TEXAS PACIFIC LAND TRUST


                                TABLE OF CONTENTS




                                                                              PAGE
Independent Auditors' Report                                                  F-1

Balance Sheets - December 31, 2001 and 2000                                   F-2

Statements of Income - Years Ended December 31, 2001, 2000, and 1999          F-3

Statements of Net Proceeds From All Sources - Years Ended
     December 31, 2001, 2000, and 1999                                        F-4

Statements of Cash Flows - Years Ended December 31, 2001, 2000, and 1999      F-5

Notes to Financial Statements                                                 F-6


All schedules have been omitted because the required information is contained in the financial statements of related notes, or is not applicable.

[KPMG LOGO]

                          INDEPENDENT AUDITORS' REPORT



The Trustees and Certificate Holders
Texas Pacific Land Trust:


We have audited the accompanying balance sheets of Texas Pacific Land Trust (the Trust) as of December 31, 2001 and 2000, and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                  KPMG LLP


Dallas, Texas
February 8, 2002

                            TEXAS PACIFIC LAND TRUST
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     ASSETS                                2001          2000
                                                                        -----------   -----------
Cash                                                                    $    85,065   $   263,834
Temporary cash investments - at cost which approximates market            2,500,000     1,350,000
Notes receivable for land sales ($855,546 due in 2002 and
     $578,259 due in 2001) (note 1)                                      11,421,331     8,591,998
Prepaid insurance                                                            61,138        43,792
Other assets                                                                752,705       966,492
Prepaid Federal income taxes                                                149,668            --
Real estate acquired through foreclosure (note 3)                         2,450,886     3,992,302
Water wells, leasehold improvements, furniture, and equipment -
     at cost less accumulated depreciation                                  207,388       120,898
Property, no value assigned (note 1):
     Land (surface rights) situated in twenty-one counties in Texas -
        1,013,792 acres in 2001 and 1,025,894.27 acres in 2000                   --            --
     Town lots in Iatan, Loraine, and Morita, Texas - 628 lots                   --            --
     1/16 nonparticipating perpetual royalty interest in
        386,987.70 acres                                                         --            --
     1/128 nonparticipating perpetual royalty interest in
        85,413.60 acres                                                          --            --
                                                                        -----------   -----------
                 Total assets                                           $17,628,181   $15,329,316
                                                                        ===========   ===========
                            Liabilities and Capital
Accounts payable and other liabilities                                  $     7,537   $    51,711
Federal income taxes                                                             --        67,290
Other taxes                                                                  20,521        36,330
Deferred taxes (note 5)                                                   4,402,481     3,905,678
                                                                        -----------   -----------
                 Total liabilities                                        4,430,539     4,061,009
                                                                        -----------   -----------
Capital (notes 1 and 6):
     Certificates of Proprietary Interest, par value $100 each.
        Outstanding 0 certificates                                               --            --
     Sub-share Certificates in Certificates of Proprietary Interest, par value $.16-2/3 each. Outstanding 2,398,393 Sub-shares
        in 2001 and 2,504,205 Sub-shares in 2000                                 --            --
     Net proceeds from all sources                                       13,197,642    11,268,307
                                                                        -----------   -----------
                 Total capital                                           13,197,642    11,268,307
                                                                        -----------   -----------
                 Total liabilities and capital                          $17,628,181   $15,329,316
                                                                        ===========   ===========

See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST
                              Statements of Income
                  Years ended December 31, 2001, 2000, and 1999

                                                         2001          2000           1999
                                                      -----------   -----------    -----------
Income:
     Oil and gas royalties                            $ 4,176,672   $ 4,230,775    $ 2,713,638
     Grazing lease rentals                                502,003       507,389        522,934
     Land sales                                         6,708,863     1,443,173        516,525
     Interest                                             885,971       874,294        960,492
     Easements and sundry income                        1,155,859       743,368      1,210,648
                                                      -----------   -----------    -----------
                                                       13,429,368     7,798,999      5,924,237
                                                      -----------   -----------    -----------
Expenses:
     Taxes, other than Federal income taxes               517,086       554,339        477,295
     Salaries and related employee benefits               618,740       629,516        597,056
     General expense, supplies, and travel                530,555       468,945        413,616
     Basis in real estate sold                          1,541,416       606,322         55,827
     Legal and professional fees                          116,511       143,538        117,659
     Commissions to local agents                              923         1,169          7,336
     Depreciation                                          52,116        44,413         48,026
     Trustees' compensation                                 8,000         8,000          8,000
                                                      -----------   -----------    -----------
                                                        3,385,347     2,456,242      1,724,815
                                                      -----------   -----------    -----------
                 Income before Federal income taxes    10,044,021     5,342,757      4,199,422
                                                      -----------   -----------    -----------
Federal income taxes (note 5):
     Current                                            2,660,705     1,700,813      2,080,272
     Deferred                                             496,803      (116,125)      (818,677)
                                                      -----------   -----------    -----------
                                                        3,157,508     1,584,688      1,261,595
                                                      -----------   -----------    -----------
                 Net income                           $ 6,886,513   $ 3,758,069    $ 2,937,827
                                                      ===========   ===========    ===========
Net income per Sub-share Certificate                  $      2.79   $      1.47    $      1.11
                                                      ===========   ===========    ===========

See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST
                   Statements of Net Proceeds From All Sources
                  Years ended December 31, 2001, 2000, and 1999

                                                        2001          2000          1999
                                                     -----------   -----------   -----------
Balance at beginning of year                         $11,268,307   $11,746,770   $13,641,706
Add:  Net income for year                              6,886,513     3,758,069     2,937,827
                                                     -----------   -----------   -----------
                                                      18,154,820    15,504,839    16,579,533
                                                     -----------   -----------   -----------
Deduct:
     Cost of Sub-share Certificates in Certificates
        of Proprietary Interest purchased and
        cancelled - 105,812 Sub-shares in 2001,
        84,900 Sub-shares in 2000, and
        81,300 Sub-shares in 1999                      3,953,656     3,202,690     3,765,561
     Dividends paid - per Certificate of
        Proprietary Interest - $240 in 2001, 2000,
        and 1999; per Sub-share Certificate - $0.40
        in 2001, 2000, and 1999                        1,003,522     1,033,842     1,067,202
                                                     -----------   -----------   -----------
                                                       4,957,178     4,236,532     4,832,763
                                                     -----------   -----------   -----------
Balance at end of year                               $13,197,642   $11,268,307   $11,746,770
                                                     ===========   ===========   ===========

See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST
                            Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999

                                                            2001           2000           1999
                                                         -----------    -----------    -----------
Cash flows from operating activities:
     Net income                                          $ 6,886,513    $ 3,758,069    $ 2,937,827
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                       52,116         44,413         48,026
           Deferred taxes                                    496,803       (116,125)      (818,677)
           Changes in assets and liabilities:
              New notes receivable from land sales        (4,456,260)      (731,226)      (261,149)
              Payments received on notes receivable        1,626,927        532,235      2,654,122
              Real estate acquired through
                 foreclosure                               1,541,416        606,322         53,645
              Prepaid insurance and other assets             196,441       (159,351)      (155,708)
              Accounts payable and other liabilities         (44,174)       (28,939)        71,586
              Federal income and other taxes payable        (232,767)       117,760       (379,304)
                                                         -----------    -----------    -----------
                 Net cash provided by operating
                    activities                             6,067,015      4,023,158      4,150,368
                                                         -----------    -----------    -----------
Cash flows from investing activities:
     Additions to water wells, leasehold
        improvements, furniture, and equipment              (151,606)       (61,005)       (57,941)
     Retirements of water wells, leasehold
        improvements, furniture, and equipment                13,000         15,674         15,500
                                                         -----------    -----------    -----------
                 Net cash used in investing activities      (138,606)       (45,331)       (42,441)
                                                         -----------    -----------    -----------
Cash flows from financing activities:
     Purchase of Sub-share Certificates in
        Certificates of Proprietary Interest              (3,953,656)    (3,202,690)    (3,765,561)
     Dividends                                            (1,003,522)    (1,033,842)    (1,067,202)
                                                         -----------    -----------    -----------
                 Net cash used in financing activities    (4,957,178)    (4,236,532)    (4,832,763)
                                                         -----------    -----------    -----------
                 Net increase (decrease) in cash
                    and temporary cash investments           971,231       (258,705)      (724,836)
Cash and temporary cash investments
     at beginning of year                                  1,613,834      1,872,539      2,597,375
                                                         -----------    -----------    -----------
Cash and temporary cash investments
     at end of year                                      $ 2,585,065    $ 1,613,834    $ 1,872,539
                                                         ===========    ===========    ===========
Supplemental disclosure of noncash transactions:
     Conversion of notes receivable and accrued
        interest receivable to real estate acquired
        through foreclosure (note 3)                     $      --      $      --      $   232,373
                                                         ===========    ===========    ===========

See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    GENERAL

              The fair market value of the Texas Pacific Land Trust's (Trust) land and royalty interests was not determined in 1888 when the Trust was formed; therefore, no value is assigned to the land, town lots, royalty interests, Certificates of Proprietary Interest, and Sub-share Certificates in Certificates of Proprietary Interest in the accompanying balance sheets. Consequently, in the statements of income, no allowance is made for depletion and no cost is deducted from the proceeds of original land sales. Even though the 1888 value of the real properties cannot be precisely determined, the Trustees have concluded that the effect of this matter can no longer be significant to the Trust's financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties.

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

              Notes receivable related to land sales bear interest rates ranging from 8% to 11% as of December 31, 2001 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 8.71% as of December 31, 2001. The annual installments on notes are generally payable over terms of 3 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2001, 2000, and 1999 were $1,054,801, $25,518, and
              $1,766,015, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value. There was no allowance for uncollectible accounts at December 31, 2001, 2000, or 1999. One customer represented approximately 37% and 0% and another represented approximately 11% and 16% of the Trust's notes receivable balance at December 31, 2001 and 2000, respectively.



                                      F-6
                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


              The maturities of notes receivable for each of the five years subsequent to December 31, 2001 are:

                    Year ending December 31:
                        2002                     $  855,546
                        2003                        909,578
                        2004                        971,514
                        2005                        817,991
                        2006                        775,926

              As of December 31, 2001, there were no significant delinquencies in the Trust's notes receivable. The Trust reviews its aging, financial operations information on its debtors, and estimated fair value of collateral held as security to determine an appropriate allowance for delinquencies, if any.

              The Trust's oil and gas royalty interest, grazing and lease rentals, and easement and sundry income are recorded on a cash basis, which approximates the accrual method.

       (c)    NET INCOME PER SUB-SHARE

              The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,464,162 in 2001, 2,555,062 in 2000, and 2,642,626 in 1999).

       (d)    CASH FLOWS

              Temporary cash investments at December 31, 2001 and 2000 consist primarily of commercial paper. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 2001, 2000, and 1999 was $2,877,663, $1,592,000, and $2,470,106, respectively.

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



                                      F-7
                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


(2)    SEGMENT INFORMATION

       Segment information has been considered in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust's management views its operations as one segment and believes the only significant activity is managing the land, which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

(3)    REAL ESTATE ACQUIRED THROUGH FORECLOSURE

       Real estate acquired through foreclosure is carried at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes, and other fees incurred relating to the foreclosure. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 2001, 2000, or 1999) if the carrying value of the property exceeds its estimated fair value.

       Real estate acquired through foreclosure included the following activity for the years ended December 31, 2001 and 2000:

                                         2001                          2000
                               --------------------------    --------------------------
                                 ACRES         BOOK VALUE       ACRES       BOOK VALUE
                               -----------    -----------    -----------    -----------
       Balance at January 1:      9,669.46    $ 3,992,302      25,027.51    $ 4,598,624
          Additions                     --             --             --             --
          Sales                  (1,877.60)    (1,541,416)    (15,358.05)      (606,322)
                               -----------    -----------    -----------    -----------

       Balance at December 31     7,791.86    $ 2,450,886       9,669.46    $ 3,992,302
                               ===========    ===========    ===========    ===========

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




                                      F-8
                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


       The following table sets forth the Plan's changes in benefit obligation, fair value of plan assets, funded status, and weighted average assumptions as of December 31, 2001 and 2000:

                                                                         2001            2000
                                                                      -----------     -----------
      Change in benefits obligation:
          Benefit obligation at beginning of year                     $ 1,483,287     $ 1,265,474
          Service cost                                                     46,784          47,987
          Interest cost                                                   105,433         102,184
          Actuarial loss                                                   14,982         102,712
          Benefits paid                                                  (248,338)        (75,678)
          Other                                                                --          40,608
          Termination benefits                                            160,238              --
                                                                      -----------     -----------

                    Benefit obligation at end of year                 $ 1,562,386     $ 1,483,287
                                                                      ===========     ===========

      Change in plan assets:
          Fair value of plan assets at beginning of year              $ 1,885,884     $ 1,934,528
          Actual return on plan assets                                   (199,883)         27,034
          Benefits paid                                                  (248,338)        (75,678)
                                                                      -----------     -----------

                    Fair value of plan assets at end of year          $ 1,437,663     $ 1,885,884
                                                                      ===========     ===========

      Funded (unfunded) status                                        $  (124,723)    $   402,597
      Unrecognized net actuarial (gain) loss                               74,607        (255,107)
      Unrecognized prior service cost                                      92,745         106,211
      Unrecognized portion of net asset existing at January 1, 1987       (23,211)        (46,429)
                                                                      -----------     -----------

      Prepaid benefit cost                                            $    19,418     $   207,272
                                                                      ===========     ===========

      Weighted average assumptions as of December 31:
          Discount rate                                                      7.25%           7.50%
          Expected return on plan assets                                     7.00            7.00
          Rate of compensation increase                                      7.79            7.79




                                      F-9
                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999



       Net periodic benefit costs (benefits) for the years ended December 31, 2001, 2000, and 1999 include the following components:

                                                               2001         2000         1999
                                                             ---------    ---------    ---------
      Components of net periodic benefit costs (benefits):
            Service cost                                     $  46,784    $  47,987    $  57,540
            Interest cost                                      105,433      102,184       93,497
            Expected return on plan assets                    (113,016)    (132,751)    (124,422)
            Amortization of the unrecognized
              transition asset                                 (23,218)     (23,218)     (23,218)
            Amortization of unrecognized gains                  (1,833)     (21,150)          --
            Amortization of prior service cost                  13,466       13,466       10,440
            Termination benefits                               160,238           --           --
                                                             ---------    ---------    ---------
                    Net periodic benefit costs
                      (benefits)                             $ 187,854    $ (13,482)   $  13,837
                                                             =========    =========    =========

       Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $33,515, $35,633, and $33,456 in 2001, 2000, and 1999, respectively.

(5)    FEDERAL TAXES ON INCOME

       The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income before Federal income taxes as a result of the following:

                                                      2001           2000           1999
                                                   -----------    -----------    -----------
      Computed tax expense at the statutory rate   $ 3,414,967    $ 1,816,537    $ 1,427,803
      Reduction in income taxes resulting from:
          Statutory depletion                         (235,479)      (237,862)      (163,234)
          Other, net                                   (21,980)         6,013         (2,974)
                                                   -----------    -----------    -----------

                                                   $ 3,157,508    $ 1,584,688    $ 1,261,595
                                                   ===========    ===========    ===========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                                         2001         2000
                                                                      ----------   ----------
      Basis differences in real estate acquired through foreclosure   $  722,733   $1,168,333
      Deferred installment revenue on land sales for tax purposes      3,679,748    2,737,345
                                                                      ----------   ----------

                    Total deferred tax liability                      $4,402,481   $3,905,678
                                                                      ==========   ==========



                                      F-10
                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

(6)    CAPITAL

       Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares. One Certificate was exchanged for Sub-shares in 2001 and no Certificates were exchanged for Sub-shares in 2000 or 1999.

       The number of Certificates authorized for issuance at a given date is the number then outstanding plus 1/600 of the number of Sub-shares then outstanding. The number of Sub-shares authorized for issuance at a given date is the number then outstanding plus 600 times the number of Certificates then outstanding.

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

(7)    OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

       The Trust's share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2001, 2000, and 1999, respectively: oil (in barrels) - 99,000, 100,807, and 106,760, and gas (in thousands of cubic feet) - 391,306, 413,817, and 442,983. Reserves related to the Trust's royalty interests are not presented because the information is unavailable.

(8)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following tables present unaudited financial data of the Trust for each quarter of 2001 and 2000:

                                                            QUARTER ENDED
                                     -------------------------------------------------------------
                                      DECEMBER 31,   SEPTEMBER 30,     JUNE 30,        MARCH 31,
                                         2001            2001            2001            2001
                                     -------------   -------------   -------------   -------------
      Income                         $   1,983,122   $   7,889,591   $   1,908,926   $   1,647,729
                                     =============   =============   =============   =============

      Income before Federal income
          taxes                      $   1,541,917   $   5,970,540   $   1,445,004   $   1,086,560
                                     =============   =============   =============   =============

      Net income                     $   1,071,906   $   4,002,627   $   1,025,249   $     786,731
                                     =============   =============   =============   =============

      Net income per Sub-share
          Certificate                $        0.45   $        1.62   $        0.41   $        0.31
                                     =============   =============   =============   =============




                                      F-11
                                                                     (Continued)

                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


                                                             QUARTER ENDED
                                     -------------------------------------------------------------
                                      DECEMBER 31,   SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                         2000            2000            2000            2000
                                     -------------   -------------   -------------   -------------
      Income                         $   2,254,050   $   1,898,689   $   1,571,735   $   2,074,525
                                     =============   =============   =============   =============

      Income before Federal income
          taxes                      $   1,789,538   $   1,408,996   $   1,150,569   $     993,654
                                     =============   =============   =============   =============

      Net income                     $   1,256,177   $     994,417   $     810,801   $     696,674
                                     =============   =============   =============   =============

      Net income per Sub-share
          Certificate                $        0.49   $        0.39   $        0.32   $        0.27
                                     =============   =============   =============   =============