Form 10-Q
period 2002-03-31
TEXAS PACIFIC LAND TRUST
filed 2002-05-09
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ------------------------

Commission file number                            1-737
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

Yes [X]    No [ ]

                                     Part I
                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                      MARCH 31, 2002 and DECEMBER 31, 2001


                                                                                                   March 31,      December 31,
         ASSETS                                                                                      2002             2001
                                                                                                 ------------     ------------
                                                                                                  (Unaudited)
Cash                                                                                             $    191,816     $     85,065
Temporary cash investments at cost which approximates market                                        2,700,000        2,500,000
Accounts receivable                                                                                   344,091          334,888
Accrued interest receivable                                                                           417,520          417,817
Prepaid expenses                                                                                       42,796           61,138
Notes receivable for land sales                                                                    10,740,020       11,421,331
Real estate acquired through foreclosure:
      (7,791.86 acres at March 31, 2002 and December 31, 2001)                                      2,450,886        2,450,886
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                                              203,282          207,388
Prepaid Federal income taxes                                                                               --          149,668

Property, no value assigned :
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,010,811.14 acres in 2002 and 1,013,792.00 acres in 2001                                 --               --

     Town lots in Iatan, Loraine and Morita - 628 lots in 2002 and 2001                                    --               --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2002 and 2001                 --               --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2002 and 2001                 --               --
                                                                                                 ------------     ------------
                                                                                                 $ 17,090,411     $ 17,628,181
                                                                                                 ============     ============

         LIABILITIES AND CAPITAL

Federal income taxes payable                                                                     $    360,825     $         --
Other taxes                                                                                            76,021           20,521
Other liabilities                                                                                      45,656            2,537
Escrow deposits on land sales                                                                              --            5,000
Deferred taxes                                                                                      4,193,579        4,402,481
                                                                                                 ------------     ------------
          Total liabilities                                                                         4,676,081        4,430,539

Capital:
      Certificates of Proprietary Interest, par value $100
            each; outstanding no certificates in 2002 and 2001                                             --               --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,383,687 sub-shares in 2002 and
            2,398,393 sub-shares in 2001                                                                   --               --

      Net proceeds from all sources                                                                12,414,330       13,197,642
                                                                                                 ------------     ------------
           Total capital                                                                           12,414,330       13,197,642
                                                                                                 ------------     ------------
                                                                                                 $ 17,090,411     $ 17,628,181
                                                                                                 ============     ============

                         See accompanying notes to financial statements.


                                       (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31
                                                            -----------------------------
                                                                2002             2001
                                                            ------------     ------------
Income:
     Rentals, royalties and sundry income                   $  1,079,512     $  1,415,568
     Land sales                                                  193,756           18,540
     Interest                                                    249,376          213,621
                                                            ------------     ------------
                                                               1,522,644        1,647,729
                                                            ------------     ------------
Expenses:
     Taxes, other than Federal income taxes                      104,903          149,971
     Basis in real estate sold                                        --           15,821
     General and administrative expenses                         405,059          395,377
                                                            ------------     ------------
                                                                 509,962          561,169
                                                            ------------     ------------
            Income before
                 Federal income taxes                          1,012,682        1,086,560

Federal income taxes                                             301,592          299,829
                                                            ------------     ------------
                 Net income                                 $    711,090     $    786,731
                                                            ============     ============
Average number of sub-share certificates
       and equivalent sub-share certificates
       outstanding                                             2,391,273        2,501,138
                                                            ============     ============

Basic earnings per sub-share certificate                    $        .30     $        .31
                                                            ============     ============
Cash dividend per sub-share certificate                     $        .40     $        .40
                                                            ============     ============

                 See accompanying notes to financial statements.


                                      (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2002               2001
                                                                                     ------------      ------------
Cash flows from operating activities:
    Net income                                                                       $    711,090      $    786,731

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                              10,201            11,700
                 Deferred taxes                                                          (208,902)          (43,673)

                 (Increase) decrease in assets:
                    Accounts receivable                                                    (9,203)           (9,033)
                    New notes receivable from land sales                                 (145,000)          (13,900)
                    Payments received on notes receivable                                 826,311           142,225
                    Accrued interest receivable                                               297            11,151
                    Prepaid Federal income taxes                                          149,668                --
                    Prepaid expenses                                                       18,342            13,138
                    Real estate acquired through foreclosure                                   --            15,820
                 Increase (decrease) in liabilities:
                    Federal income taxes payable                                          360,825           276,339
                    Other taxes payable                                                    55,500            66,791
                    Escrow deposits on land sales                                          (5,000)             (640)
                    Other liabilities payable                                              43,119           (35,306)
                                                                                     ------------      ------------
                        Total adjustments                                               1,096,158           434,612
                                                                                     ------------      ------------
                            Net cash provided by operating activities                   1,807,248         1,221,343
                                                                                     ------------      ------------
Cash flows from investing activities-
   Additions to water wells, leasehold improvements,
          furniture and equipment                                                          (6,095)           (7,278)
                                                                                     ------------      ------------
Cash flows from financing activities:
    Sub-shares purchased for retirement                                                  (537,407)         (578,716)
    Dividends paid                                                                       (956,995)       (1,003,522)
                                                                                     ------------      ------------
                         Net cash used by financing activities                         (1,494,402)       (1,582,238)
                                                                                     ------------      ------------
Net increase (decrease) in cash and cash equivalents                                      306,751          (368,173)

Cash and cash equivalents at beginning
    of period                                                                           2,585,065         1,613,834
                                                                                     ------------      ------------
Cash and cash equivalents at end
    of period                                                                        $  2,891,816      $  1,245,661
                                                                                     ============      ============


                See accompanying notes to financial statements.


                                       (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001 included in the Trust's Form 10-K.

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

(5) The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the three months ended March 31, 2002 and 2001 is summarized as follows:

                                               2002                2001
                                             --------            -------
         Federal income taxes paid           $     --            $67,163
                                             ========            =======


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

(8) Effective January 1, 2002, the Trust adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets." SFAS No. 144 supersedes and amends SFAS No. 121 and the relevant portions of APB Opinion No. 30. The adoption of SFAS No. 144 had no material impact on the financial position, results of operations or cash flows.


                                       (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                               Three Months Ended
                             March 31, 2002 and 2001


Results of Operations for Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Earnings per sub-share were $.30 for the first quarter of 2002 compared to $.31 for the first quarter of 2001. Total revenues were $1,522,644 compared to $1,647,729, a decrease of 7.6%.

The Trust sold 2,980.86 acres of land for $193,756, ($65 per acre) in the first quarter of 2002. This compares to 2.06 acres at $9,000 per acre for a total of $18,540 in the first quarter of 2001.

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

Rentals, royalties and sundry income were $1,079,512 in the first quarter of 2002 compared to $1,415,568 in the first quarter of 2001, a decrease of 23.7%. This decrease was mainly from a decrease in oil and gas royalty revenue.

Oil and gas royalty revenue was $698,357, down 41.3% compared to the first quarter of 2001. Oil royalty revenue was $473,933, down 28.0% compared to 2001. Crude oil production subject to the Trust's royalty interest was up 16.6% for the first quarter and the average price per royalty barrel was down 38.3% compared to 2001. Gas royalty revenue was $224,424 in the first quarter, down 57.7% on a volume increase of 14.3% and price decrease of 63.0%.

Easement and sundry income was $292,433, up 110.4% from the first quarter of 2001. This is not a predictable source of income and amounts vary greatly in any one reporting period.

Interest revenue increased 16.7% in the first quarter of 2002 compared to 2001. Interest from notes receivable was $233,750, up 21.7% from the first quarter of 2001. Notes receivable were $10,740,020 as of March 31, 2002 up 26.9% from March 31, 2001. Sundry interest was $15,626, down 27.4% from the first quarter of 2001.

Taxes, other than Federal income taxes were down 30.1%. This is due to decrease in oil and gas production taxes and decrease of ad valorem taxes due to land sold in 2001.

General and administrative expenses increased 2.4% compared to the first quarter of 2001.

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

                          Quantitative and Qualitative
                          Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2001.




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



                                                 TEXAS PACIFIC LAND TRUST
                                          -------------------------------------
                                                       (Registrant)


Date  May 9, 2002                      By /S/ ROY THOMAS
     -------------------------------      -------------------------------------
                                          Roy Thomas, General Agent,
                                          Authorized Signatory and Principal
                                          Financial Officer





                                       (8)