Form 10-Q
period 2002-06-30
TEXAS PACIFIC LAND TRUST
filed 2002-08-14
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2002
                              -------------------------------------------------

                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period  from                       to
                               ----------------------    ----------------------

Commission file number                1-737
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

                                     Part I
                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                       JUNE 30, 2002 and DECEMBER 31, 2001


                                                                                                     June 30,      December 31,
               ASSETS                                                                                  2002            2001
                                                                                                   ------------    ------------
                                                                                                    (Unaudited)
Cash                                                                                               $    253,294    $     85,065
Temporary cash investments at cost which approximates market                                          2,500,000       2,500,000
Accounts receivable                                                                                     345,628         334,888
Accrued interest receivable                                                                             515,443         417,817
Prepaid expenses                                                                                         24,455          61,138
Notes receivable for land sales                                                                      10,534,981      11,421,331
Real estate acquired through foreclosure:
      (7,791.86 acres at June 30, 2002 and December 31, 2001)                                         2,450,886       2,450,886
Water wells, leasehold improvements, furniture and
       equipment - at cost less accumulated depreciation                                                211,501         207,388
Prepaid Federal income taxes                                                                                 --         149,668
Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,008,404.49 acres in 2002 and 1,013,792.00 acres in 2001                                   --              --

     Town lots in Iatan, Loraine and Morita - 628 lots in 2002 and 2001                                      --              --

     1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2002 and 2001                   --              --

     1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2002 and 2001                   --              --
                                                                                                   ------------    ------------
                                                                                                   $ 16,836,188    $ 17,628,181
                                                                                                   ============    ============

                LIABILITIES AND CAPITAL

Federal income taxes payable                                                                       $     43,182    $         --
Other taxes                                                                                             131,403          20,521
Other liabilities                                                                                        34,754           2,537
Escrow deposits on land sales                                                                             1,000           5,000
Deferred taxes                                                                                        4,130,660       4,402,481
                                                                                                   ------------    ------------
          Total liabilities                                                                           4,340,999       4,430,539

Capital:
      Certificates of Proprietary Interest, par value $100
            each; outstanding no certificates in 2002 and 2001                                               --              --

      Sub-share Certificates in Certificates of Proprietary Interest, par value
            $.16 2/3 each; outstanding 2,362,587 sub-shares in 2002 and
            2,398,393 sub-shares in 2001                                                                     --              --

      Net proceeds from all sources                                                                  12,495,189      13,197,642
                                                                                                   ------------    ------------
           Total capital                                                                             12,495,189      13,197,642

                                                                                                   ------------    ------------
                                                                                                   $ 16,836,188    $ 17,628,181
                                                                                                   ============    ============

                 See accompanying notes to financial statements.

                                       (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME


                                   (Unaudited)


                                                                Three Months Ended             Six Months Ended
                                                                     June 30                       June 30
                                                          ----------------------------    ----------------------------
                                                              2002            2001            2002            2001
                                                          ------------    ------------    ------------    ------------

Income:
     Rentals, royalties and sundry income                 $  1,372,109    $  1,625,758    $  2,451,621    $  3,041,326
     Land sales                                                128,205          81,115         321,961          99,655
     Interest                                                  244,081         202,053         493,457         415,674
                                                          ------------    ------------    ------------    ------------
                                                             1,744,395       1,908,926       3,267,039       3,556,655
                                                          ------------    ------------    ------------    ------------


Expenses:
     Taxes, other than Federal income taxes                    117,370         141,739         222,273         301,078
     Basis in real estate sold                                      --              --              --          15,821
     General and administrative expenses                       325,064         322,183         730,123         708,192
                                                          ------------    ------------    ------------    ------------
                                                               442,434         463,922         952,396       1,025,091
                                                          ------------    ------------    ------------    ------------

           Income before
                Federal income taxes                         1,301,961       1,445,004       2,314,643       2,531,564

 Federal income taxes                                          387,437         419,755         689,029         719,584
                                                          ------------    ------------    ------------    ------------

                Net income                                $    914,524    $  1,025,249    $  1,625,614    $  1,811,980
                                                          ============    ============    ============    ============

Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                                            2,372,137       2,484,855       2,378,812       2,492,997
                                                          ============    ============    ============    ============

Basic and dilutive earnings per sub-share certificate     $        .38    $        .41    $        .68    $        .72
                                                          ============    ============    ============    ============

Cash dividends per sub-share certificate                            --              --    $        .40    $        .40
                                                          ============    ============    ============    ============

                 See accompanying notes to financial statements.

                                       (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    -------------------------------
                                                                                         2002             2001
                                                                                    -------------     -------------

Cash flows from operating activities:

    Net income                                                                      $   1,625,614     $   1,811,980

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                              20,400            23,400
                 Deferred taxes                                                          (271,821)         (363,117)

                 (Increase) decrease in assets:
                    Accounts receivable                                                   (10,740)              529
                    New notes receivable from land sales                                 (145,000)          (74,735)
                    Payments received on notes receivable                               1,031,350         1,228,037
                    Accrued interest receivable                                           (97,626)           99,929
                    Prepaid Federal income taxes                                          149,668                --
                    Prepaid expenses                                                       36,683            26,275
                    Real estate acquired through foreclosure                                   --            15,820
                 Increase (decrease) in liabilities:
                    Federal income taxes payable                                           43,182           250,538
                    Other taxes payable                                                   110,882           134,264
                    Escrow deposits on land sales                                          (4,000)            3,660
                    Other liabilities payable                                              32,217            24,999
                                                                                    -------------     -------------

                        Total adjustments                                                 895,195         1,369,599
                                                                                    -------------     -------------

                            Net cash provided by operating activities                   2,520,809         3,181,579
                                                                                    -------------     -------------

Cash flows from investing activities-
   Additions to water wells, leasehold improvements,
          furniture and equipment                                                         (24,513)         (125,494)
                                                                                    -------------     -------------

Cash flows from financing activities:
   Sub-shares purchased for retirement                                                 (1,371,072)       (1,310,934)
   Dividends paid                                                                        (956,995)       (1,003,522)
                                                                                    -------------     -------------

                            Net cash used by financing activities                      (2,328,067)       (2,314,456)
                                                                                    -------------     -------------

Net increase in cash and cash equivalents                                                 168,229           741,629

Cash and cash equivalents at beginning
    of period                                                                           2,585,065         1,613,834
                                                                                    -------------     -------------
Cash and cash equivalents at end
    of period                                                                       $   2,753,294     $   2,355,463
                                                                                    =============     =============

                 See accompanying notes to financial statements.

                                       (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002



(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001 included in the Trust's Form 10-K.

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

(5) The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the six months ended June 30, 2002 and 2001 is summarized as follows:

                                                              2002                  2001
                                                           ----------            ----------

         Federal income taxes paid                         $  768,000            $  832,163
                                                           ==========            ==========



                                       (4)

(7) SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust's management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Trust management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

(8) Effective January 1, 2002, the Trust adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets." SFAS No. 144 supersedes and amends SFAS No. 121 and the relevant portions of APB Opinion No. 30. The adoption of SFAS No. 144 had no impact on the financial position, results of operations or cash flows.



                                       (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                                Six Months Ended
                             June 30, 2002 and 2001

                    ----------------------------------------


Results of Operations for Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Earnings per sub-share were $.38 for the second quarter of 2002 compared to $.41 in the second quarter of 2001. Total revenues were $1,744,395 compared to $1,908,926, a decrease of 8.6%.

Land sales for the second quarter of 2002 were 2,406.65 acres at an average price of approximately $53 per acre for a total of $128,205. This compares to 1,159 acres at an average price of approximately $70 per acre for a total of $81,115 in the second quarter of 2001.

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

Rentals, royalties and sundry income amounted to $1,372,109 for the second quarter of 2002 compared to $1,625,758 for the second quarter of 2001, down 15.6%.

Oil and gas royalty revenue was $909,324 for the second quarter of 2002, down 27.3% compared to the second quarter of 2001. Oil royalty revenue was $612,521, down 17.8% for the 2002 period. Crude oil production subject to the Trust's royalty interest was down 5.6% in the second quarter of 2002. The average price of crude oil was decreased 12.9%. Gas royalty revenue was $296,803 in the second quarter of 2002, down 41.2% on a volume increase of 11.7% and a price decrease of 47.3%.

Easement and other sundry income was $281,655 for the second quarter of 2002, up 52.1% from the second quarter of 2001. This income is unpredictable and may vary greatly from quarter to quarter.

Interest revenue was up 20.8% in the second quarter of 2002 compared to the same period of 2001. Interest from notes receivable amounted to $231,118, a 25.2% increase from the 2001 period. Notes receivable for land sold were $10,534,981 as of June 30, 2002, up 41.6% from June 30, 2001, due to installment sales made in third quarter 2001. Sundry interest was $12,963 for the second quarter of 2002, down 25.9% from the second quarter of 2001. Sundry interest income fluctuates based on cash on hand for investment, and interest rates on short term investments.

Taxes, other than Federal income taxes, were down 17.2% due to a decrease in ad valorem taxes and royalty income production taxes in the second quarter of 2002 compared to the second quarter of 2001.

General and administrative expenses were up less than 1% for the second quarter of 2002 compared with the same period of 2001.


                                      (6)

Results of Operations for Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Earnings per sub-share for the first six months of 2002 were $.68 compared to $.72 in the first six months of 2001. Total revenues were $3,267,039 compared to $3,556,655, a decrease of 8.1%.

Land sales for the first six months of 2002 were 5,387.51 acres at an average price of approximately $60 per acre for a total of $321,961. This compares to 1,160.85 acres at an average price of approximately $86 per acre for a total of $99,655 in the first six months of 2001.

Rentals, royalties, and sundry income amounted to $2,451,621 for the first six months of 2002 compared to $3,041,326 for the first six months of 2001, down 19.4%.

Oil and gas royalty revenue for the first six months of 2002 was $1,607,681, down 34.1% compared to the first six months of 2001. Oil royalty revenue was $1,086,454, down 22.6% for the 2002 period. Crude oil production was up 4.4% in the first six months of 2002, and the average price per barrel was down 25.8%. Gas royalty revenue was $521,227 in the first six months of 2002, down 49.7% on a volume increase of 12.9%, and a price decrease of 55.4%.

Easement and other sundry income was $574,088 in the first six months of 2002, up 77.1% from the first six months of 2001. This income is unpredictable and may vary greatly from one period to another.

Interest revenue was $493,457 for the first six months of 2002, up 18.7% from the 2001 period. Interest from notes receivable was $464,868, up 23.4% from the 2001 period. Sundry interest was $28,589 for the first six months, down 26.8% from the 2001 period.

Taxes, other than Federal income taxes in the first six months of 2002 were down 26.2%. This is due to the decrease in royalty income taxes and ad valorem taxes.

General and administrative expenses for the first six months of 2002 were up 3.1% from the first six months of 2001.

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





                                            TEXAS PACIFIC LAND TRUST
                                         ------------------------------
                                                  (Registrant)



              Date August 14, 2002   By /s/ ROY THOMAS
                  ------------------    --------------------------------
                                          Roy Thomas, General Agent,
                                        Authorized Signatory and Chief
                                        Financial Officer





                                       (8)

                                INDEX TO EXHIBITS




   EXHIBIT
    NUMBER                             DESCRIPTION
   -------                             -----------

    99.1                               CERTIFICATION PURSUANT TO
                                       18 U.S.C. SECTION 1350,
                                       AS ADOPTED PURSUANT TO
                                       SECTION 906 OF THE SARBANES-OXLEY
                                       ACT OF 2002

    99.2                               CERTIFICATION PURSUANT TO
                                       18 U.S.C. SECTION 1350,
                                       AS ADOPTED PURSUANT TO
                                       SECTION 906 OF THE SARBANES-OXLEY
                                       ACT OF 2002
