Form 10-Q
period 2002-09-30
TEXAS PACIFIC LAND TRUST
filed 2002-11-14
CIK 97517

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               -------------------------------------------------

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

                                     Part I
                              FINANCIAL INFORMATION
                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2002 and DECEMBER 31, 2001


                                                                                    September 30,     December 31,
                                                                                        2002              2001
                                                                                    -------------     ------------
                                                                                     (Unaudited)
         ASSETS

Cash                                                                                 $    813,300     $     85,065
Temporary cash investments at cost which approximates market                            2,400,000        2,500,000
Accounts receivable                                                                       339,991          334,888
Accrued interest receivable                                                               274,213          417,817
Prepaid expenses                                                                            6,114           61,138
Notes receivable for land sales                                                        10,365,910       11,421,331
Real estate acquired through foreclosure:
      (7,791.86 acres at September 30, 2002 and December 31, 2001)                      2,450,886        2,450,886
Water wells, leasehold improvements, furniture and
      equipment - at cost less accumulated depreciation                                   213,571          207,388
Prepaid Federal income taxes                                                                   --          149,668

Property, no value assigned:
     Land (surface rights) situated in twenty-one counties in
         Texas - 1,004,564.08 acres in 2002 and 1,013,792.00 acres in 2001                     --               --

     Town lots in Iatan, Loraine and Morita - 628 lots in 2002 and 2001                        --               --

     1/16 nonparticipating perpetual royalty interest in 386,987.70
         acres in 2002 and 2001                                                                --               --

     1/128 nonparticipating perpetual royalty interest in 85,413.60
         acres in 2002 and 2001                                                                --               --
                                                                                     ------------     ------------
                                                                                     $ 16,863,985     $ 17,628,181
                                                                                     ============     ============

         LIABILITIES AND CAPITAL

Federal income taxes payable                                                         $     60,208     $         --
Other taxes                                                                               187,023           20,521
Other liabilities                                                                          47,377            2,537
Escrow deposits on land sales                                                             100,000            5,000
Deferred taxes                                                                          4,072,381        4,402,481
                                                                                     ------------     ------------
          Total liabilities                                                             4,466,989        4,430,539

Capital:
      Certificates of Proprietary Interest, par value $100
            each; outstanding no certificates in 2002 and 2001                                 --               --

      Sub-share Certificates in Certificates of Proprietary
            Interest, par value $.16 2/3 each; outstanding
            2,334,587 sub-shares in 2002 and 2,398,393 sub-
            shares in 2001                                                                     --               --

      Net proceeds from all sources                                                    12,396,996       13,197,642
                                                                                     ------------     ------------
           Total capital                                                               12,396,996       13,197,642
                                                                                     ------------     ------------
                                                                                     $ 16,863,985     $ 17,628,181
                                                                                     ============     ============

                See accompanying notes to financial statements.



                                      (1)

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME

                                   (Unaudited)


                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30,                     September 30,
                                                                 -----------------------------     -----------------------------
                                                                     2002             2001             2002             2001
                                                                 ------------     ------------     ------------     ------------

Income:
     Rentals, royalties and sundry income                        $  1,222,119     $  1,809,596     $  3,673,740     $  4,850,922
     Land sales                                                       385,895        5,882,678          707,856        5,982,333
     Interest                                                         241,676          197,317          735,133          612,991
                                                                 ------------     ------------     ------------     ------------
                                                                    1,849,690        7,889,591        5,116,729       11,446,246
                                                                 ------------     ------------     ------------     ------------

Expenses:
     Taxes, other than Federal income taxes                           114,768          136,172          337,041          437,250
     Basis in real estate sold                                             --        1,525,595               --        1,541,416
     General and administrative expenses                              306,940          257,284        1,037,063          965,476
                                                                 ------------     ------------     ------------     ------------
                                                                      421,708        1,919,051        1,374,104        2,944,142
                                                                 ------------     ------------     ------------     ------------

           Income before
                Federal income taxes                                1,427,982        5,970,540        3,742,625        8,502,104

Federal income taxes                                                  429,747        1,967,913        1,118,776        2,687,497
                                                                 ------------     ------------     ------------     ------------

                Net income                                       $    998,235     $  4,002,627     $  2,623,849     $  5,814,607
                                                                 ============     ============     ============     ============

Average number of sub-share certificates
      and equivalent sub-share certificates
      outstanding                                                   2,345,104        2,460,288        2,362,347        2,482,094
                                                                 ============     ============     ============     ============

Basic and dilutive earnings per sub-share certificate            $        .43     $       1.62     $       1.11     $       2.34
                                                                 ============     ============     ============     ============

Cash dividends per sub-share certificate                                   --               --     $        .40     $        .40
                                                                 ============     ============     ============     ============


                See accompanying notes to financial statements.


                                      (2)

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                         2002              2001
                                                                                     ------------      ------------

Cash flows from operating activities:

    Net income                                                                       $  2,623,849      $  5,814,607

        Adjustments to reconcile net income to net cash provided by operating activities:

                 Depreciation                                                              30,600            35,100
                 Deferred taxes                                                          (330,100)          573,082

                 (Increase) decrease in assets:
                    Accounts receivable                                                    (5,103)              363
                    New notes receivable from land sales                                 (266,217)       (4,357,519)
                    Payments received on notes receivable                               1,321,638         1,295,821
                    Accrued interest receivable                                           143,604           (32,104)
                    Prepaid Federal income taxes                                          149,668                --
                    Prepaid expenses                                                       55,024            39,413
                    Real estate acquired through foreclosure                                   --         1,541,416
                 Increase (decrease) in liabilities:
                    Federal income taxes payable                                           60,208         1,282,252
                    Other taxes payable                                                   166,502           224,747
                    Escrow deposits on land sales                                          95,000             7,360
                    Other liabilities payable                                              44,840            (4,041)
                                                                                     ------------      ------------

                        Total adjustments                                               1,465,664           605,890
                                                                                     ------------      ------------

                            Net cash provided by operating activities                   4,089,513         6,420,497
                                                                                     ------------      ------------

Cash flows from investing activities-
   Additions to water wells, leasehold improvements,
          furniture and equipment                                                         (36,783)         (132,461)
                                                                                     ------------      ------------

Cash flows from financing activities:
    Sub-shares purchased for retirement                                                (2,467,500)       (3,164,577)
    Dividends paid                                                                       (956,995)       (1,003,522)
                                                                                     ------------      ------------

                            Net cash used by financing activities                      (3,424,495)       (4,168,099)
                                                                                     ------------      ------------

Net increase in cash and cash equivalents                                                 628,235         2,119,937

Cash and cash equivalents at beginning
    of period                                                                           2,585,065         1,613,834
                                                                                     ------------      ------------
Cash and cash equivalents at end
    of period                                                                        $  3,213,300      $  3,733,771
                                                                                     ============      ============


                See accompanying notes to financial statements.


                                      (3)

                            TEXAS PACIFIC LAND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (Trust) as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001 included in the Trust's Form 10-K.

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

(5) The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested in money market instruments with maturities of ninety days or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

         Supplemental cash flow information for the nine months ended September 30, 2002 and 2001 is summarized as follows:

                                                              2002             2001
                                                          ------------     ------------

         Federal income taxes paid                        $  1,239,000     $    832,163
                                                          ============     ============



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

(9) On August 16, 2002, the Trust entered into a contract to sell 66.1 acres of land for approximately $2.3 million. This sale is expected to close in December 2002 subject to final adjustments to price and acreage based on the purchaser's survey of the land. However, there can be no assurances that the sale will be consummated.




                                      (5)

                           Management's Discussion and
                       Analysis of Financial Condition and
                          Results of Operations for the
                           Nine and Three Months Ended
                           September 30, 2002 and 2001

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Earnings per sub-share certificate for the third quarter of 2002 were $.43 compared to $1.62 in the third quarter of 2001. Total revenues were $1,849,690 compared to $7,889,591, a decrease of 76.6%. This decrease in revenue and earnings is largely due to the third quarter 2001 land sales of $5,882,678 which resulted in an increase in the third quarter 2001 earnings.

In the third quarter of 2002, land sales totaled $385,895 which was 3,840.90 acres at an average price of $100.47 per acre. In the comparable period of 2001, 2,975.92 acres were sold for $5,882,678, an average of $1,977.75 per acre. Looking forward, the Trust has a land sale contract of $2.3 million expected to close in December 2002, barring no unforeseen circumstances.

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

Rentals, royalties and sundry income were $1,222,119 for the third quarter of 2002 compared to $1,809,596 for the third quarter of 2001, a decrease of 32.5%.

Oil and gas royalty revenue was $902,458 compared to $1,057,493 for the third quarter of 2001, down 14.7%. Oil royalty revenue was $596,185, down 11.6% from the third quarter of 2001. Oil royalty production subject to the Trust's royalty interest was down 10.0% in the third quarter of 2002, while the average price per royalty barrel of crude oil was down 1.8%. Gas royalty revenue for the third quarter was $306,273, down 20.0% on a volume increase of 7.6% and price decrease of 25.6%.

Easement and sundry income was $206,273 for the third quarter of 2002, down 67.3% from the third quarter of 2001. These categories of income are not predictable and commonly have large swings in any given period.

Interest revenue was up 22.5% for the third quarter of 2002 compared to the third quarter of 2001. Interest from notes receivable was $229,264, up 32.8% for the 2002 period due to an increase in average note receivable balances for the period. Notes receivable for land sold were $10,365,910 as of September 30, 2002, a decrease of 11.1% from the end of the third quarter of 2001. Sundry interest was $12,412 for the third quarter of 2002, which was down 49.7% from the third quarter of 2001.

Taxes, other than Federal income taxes, were down 15.7% for the third quarter of 2002 compared to the third quarter of 2001.

General and administrative expenses were up 19.3% over the third quarter of 2001. This is mainly due to an increase in professional fees and administrative expenses.




                                      (6)

Results of Operations for Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Earnings per sub-share for the first nine months of 2002 were $1.11 compared to $2.34 for the first nine months of 2001. Total revenues were $5,116,729 compared to $11,446,246, a decrease of 55.3%.

The first nine months of 2002 had total land sales of 9,228.41 acres for $707,856, an average of $76.70 per acre, compared to 4,136.77 acres for $5,982,333, an average of $1,446.13 per acre in 2001.

Rentals, royalties, and sundry income were $3,673,740 for the first nine months compared to $4,850,922 for the first nine months of 2001, a decrease of 24.3%.

Oil and gas royalty revenue for the first nine months was $2,510,139 compared to $3,496,400 for the first nine months of 2001, down 28.2%. Oil royalty revenue was $1,682,639, down 19.0% for the 2002 period. Crude oil production subject to the Trust's royalty interest was down 1/2% for the first nine months of 2002, while the average price per barrel of crude oil was down 18.6%. Gas royalty revenue was $827,500 for the first nine months of 2002, down 52.8% on a volume increase of 11.1%, and a price decrease of 41.7%.

Easement and sundry income was $780,361 for the first nine months of 2002, down 18.3% from the first nine months of 2001. These categories of income are not predictable, and may have large increases or decreases in any given period or year.

Interest revenue was up 19.9% for the first nine months of 2002 compared to the first nine months of 2001. Interest from notes receivable was $694,132, up 26.4% for the 2002 period and sundry interest was $41,001, down 35.6%.

Taxes, other than Federal income taxes were down 22.9% for the first nine months of 2002 from the first nine months of 2001.

General and administrative expenses were up 7.4% for the first nine months of 2002 over the comparable 2001 period. This is mainly due to an increase in professional fees and administrative expenses.

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



                                      (7)

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, Texas Pacific Land Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including Roy Thomas, the Trust's Chief Executive Officer and David Peterson, the Trust's Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, Mr. Thomas and Mr. Peterson concluded that the Texas Pacific Land Trust's disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in Texas Pacific Land Trust's periodic SEC Filings.

There were no significant changes made in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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



                                                 TEXAS PACIFIC LAND TRUST
                                             ---------------------------------
                                                        (Registrant)



         Date   11/13/02                     By /s/ ROY THOMAS
              -----------------------           ------------------------------
                                                Roy Thomas, General Agent,
                                                Authorized Signatory and Chief
                                                Executive Officer



                                      (8)

                                 CERTIFICATIONS'

I, Roy Thomas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Pacific Land Trust (the Registrant):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                TEXAS PACIFIC LAND TRUST
                                         --------------------------------------
                                                      (Registrant)



         Date   11/13/02                 By /s/ ROY THOMAS
              -----------------------       -----------------------------------
                                            Roy Thomas, General Agent,
                                            Chief Executive Officer

                                 CERTIFICATIONS'

I, David Peterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Pacific Land Trust (the Registrant):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                TEXAS PACIFIC LAND TRUST
                                         --------------------------------------
                                                      (Registrant)



         Date   11/13/02                 By  /s/ DAVID PETERSON
              -----------------------       -----------------------------------
                                            David Peterson, Assistant General
                                            Agent, Chief Financial Officer

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