Form 10-K
period 2002-12-31
TEXAS PACIFIC LAND TRUST
filed 2003-03-31
CIK 97517

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                             ----------------------

(MARK ONE)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
         1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                  TO                 .
                                        ----------------    ----------------

                            COMMISSION FILE NO. 1-737

                             ----------------------

                            TEXAS PACIFIC LAND TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Not Applicable                                         75-0279735
STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                             IDENTIFICATION NUMBER)

                             ----------------------

    1700 Pacific Avenue, Suite 1670
            Dallas, Texas                                               75201
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 969-5530
                             ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED

Sub-shares in Certificate of Proprietary Interest        New York Stock Exchange
       (par value $.16-2/3 per share)

                             ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

                             ----------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002) was approximately $93,943,885.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.
--------------------------------------------------------------------------------

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust's future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management's intent, beliefs or current expectations with respect to the Trust's future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date of this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

         (a) General Development of Business. The registrant (hereinafter called "Texas Pacific" or the "Trust") was organized under a Declaration of Trust dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the holders of certain debt securities of the Texas and Pacific Railway Company. The Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner, and to use the lands and the proceeds of sale of the lands, either to pay dividends to the Certificate holders or to buy in and cancel outstanding Certificates. The Trust's income is derived primarily from land sales, oil and gas royalties, grazing leases, and interest on investments. This method of operation has continued through the present. During the last five years there has not been any reorganization, disposition of any material amount of assets not in the ordinary course of business (although in the ordinary course of business Texas Pacific does sell or lease large tracts of land owned by it), or any material change in the mode of conducting business.

         Texas Pacific's income from oil and gas royalties has been limited in the past by the level of production authorized for prorated wells each year by the regulations of the Railroad Commission of Texas. The monthly percentage of allowable production has averaged 100% in recent years, but, because of the limited capacity of older wells and other operating problems, the percentage permitted by the Commission could not be produced by most operators.

         (b) Financial Information about Industry Segments. Texas Pacific does not have identifiable industry segments, although, as shown in the Statements of Income included in the financial statements incorporated by reference in Item 8 of this Report on Form 10-K, land sales, oil and gas royalties and interest income are the major contributors to the income of Texas Pacific. The Trust's management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties. See the Statements of Income for additional sources of income for the last three (3) years of Texas Pacific.

         (c) Narrative Description of Business. As previously indicated the business done and intended to be done by Texas Pacific consists of sales and leases of land owned by it, retaining oil and gas royalties, temporary cash investments and the overall management of the land owned by it.

                  (i) During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of consolidated revenues.

                                            2002          2001          2000
                                           ------        ------        ------

                  Land Sales                 33%           50%           19%
                  Oil and Gas Royalties      41%           31%           54%

                  (ii) Texas Pacific is not in the business of development of new products.

                  (iii) Raw materials are not necessary to the business of Texas Pacific.

                  (iv) Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

                  (v) The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

                  (vi) The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

                  (vii) During 2002, Texas Pacific Land Trust received $638,958, or 17 percent, of its oil and gas royalty income from 48 leases operated by Chevron U.S.A., Inc.

                  (viii) Backlogs are not relevant to an understanding of Texas Pacific's business.

                  (ix) No material portion of Texas Pacific's business is subject to renegotiation or termination at the election of the Government.

                  (x) The Trust does not have competitors, as such, in that it sells, leases and generally manages land owned by it and, to that extent, any owner of property located in areas comparable to the Trust is a potential competitor.

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

                  (xiii) As of February 28, 2003, Texas Pacific had eight (8) full-time employees.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales. Texas Pacific does not have any foreign operations. For each of its last three fiscal years, all of the Trust's revenues have been derived from, and all of its long-lived assets have been located in the United States.

         (e) Available Information. The Trust does not maintain an Internet website. Accordingly, it does not make its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available free of charge on or through an Internet website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). However, the Trust will voluntarily provide electronic or paper copies free of charge upon written request addressed to: Texas Pacific Land Trust, 1700 Pacific Avenue, Suite 1670, Dallas, Texas 75201, Attention: General Agent.

ITEM 2:  PROPERTIES.

         Texas Pacific Land Trust owns the surface estate in 1,012,585 acres of land located in 21 counties in the western part of Texas. The Trust also owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 2002, grazing leases were in effect on 99.3 percent or approximately 1,005,878 acres of the Trust's land. Approximately 9,295 acres of land were sold in 2002. The Trust leases office space in Dallas, Texas.

ITEM 3:  LEGAL PROCEEDINGS.

         Texas Pacific is not involved in any material pending legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5:  MARKET FOR SUB-SHARE CERTIFICATES AND RELATED SECURITY HOLDER MATTERS.

         The principal United States market on which sub-shares in the Trust's Certificates of Proprietary Interest are traded is the New York Stock Exchange. The range of reported sales prices for sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

                                 2002                           2001
                   -------------------------------  ----------------------------
                       High              Low           High             Low
                   --------------    -------------  ------------    ------------

1st Quarter             $38.45           $34.45         $41.25          $35.63
2nd Quarter              42.75            37.52          40.50           34.07
3rd Quarter              41.00            36.25          39.90           35.00
4th Quarter              42.75            38.60          39.50           35.20

         Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a dividend once a year for the preceding 46 years. The dividend was $.40 per Sub-share in 2002 and $.40 per Sub-share in 2001. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust's earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

         The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2003, were as follows:

         Certificates of Proprietary Interest..................       -
         Sub-shares in Certificates of Proprietary Interest....     695
                                                                    ---
                                       TOTAL...................     695
                                                                    ===

         The Trust does not maintain any compensation plans (or individual compensation arrangements) under which equity securities are authorized for issuance.

         The Trust did not sell any equity securities during the year ended December 31, 2002.

ITEM 6:  SELECTED FINANCIAL DATA.

         The selected financial data set forth below for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto incorporated by reference in Item 8 "Financial Statements and Supplementary Data."


                                                                YEAR ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------------------
                                   2002               2001                2000               1999               1998
                             ----------------   ----------------    ----------------   ----------------   ----------------

Gross income.............    $    9,122,098     $    13,429,368    $    7,798,999      $    5,924,237     $    10,479,670

Expenses.................         2,028,478            3,385,347        2,456,242           1,724,815            1,638,132
                             --------------     ----------------   --------------      --------------     ----------------
Income before Federal
income taxes.............         7,093,620          10,044,021         5,342,757           4,199,422            8,841,538
Federal income taxes.....         2,192,834            3,157,508        1,584,688           1,261,595            2,808,277
                             --------------     ----------------   --------------      --------------     ----------------
Net income...............    $    4,900,786     $      6,886,513   $    3,758,069      $    2,937,827     $      6,033,261
                             ==============     ================   ==============      ==============     ================
Net income per Sub-share.    $         2.09     $           2.79   $         1.47      $         1.11     $          2.22
Dividends per Sub-share..    $          .40     $            .40   $          .40      $          .40     $           .40
Average number of
Sub-shares outstanding...         2,347,467            2,464,162        2,555,062           2,642,626            2,717,872
                             --------------     ----------------   --------------      --------------     ----------------

                                                                AS OF DECEMBER 31,
                             ---------------------------------------------------------------------------------------------
                                   2002               2001                2000               1999               1998
                             ----------------   ----------------    ----------------   ----------------   ----------------

Total assets, exclusive of
property with no assigned
value....................    $    18,735,307    $    17,628,181    $    15,329,316     $    15,876,606    $    18,856,414
                             ===============    ===============    ===============     ===============    ===============


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and thereby should not be relied upon as indicators, of the Trust's future performance. The discussion may include forward-looking statements.

         RESULTS OF OPERATIONS

         Earnings per sub-share certificate for 2002 were $2.09 compared to $2.79 in 2001 and $1.47 in 2000. Total revenues in 2002 were $9,122,098, in 2001
$13,429,368, and in 2000 $7,798,999.

         Land sales in 2002 were $3,050,784 compared to $6,708,863 in 2001, and $1,443,173 in 2000. A total of 9,295 acres were sold in 2002 at an average price of $328 per acre, compared to 13,579 acres in 2001 and 19,592 acres in 2000 at an average price per acre of $494 and $74, respectively.

         Land sales vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of land sales in the future. The Trust is a passive seller of land and does not actively solicit sales of land. The demand for, and the sales price of, any particular tract of the Trust's land is influenced by many factors, including, the national and local economies, the rate of residential and commercial development in nearby areas, livestock carrying capacity, and the condition of the local agricultural industry, which itself is influenced by range conditions and prices for livestock and other agricultural products. Approximately 99% of the Trust's land is classified as ranch land and intermingled with other ownerships to form ranching units. Ranch land sales are, therefore, largely dependent on the actions of the adjoining landowners.

         Rentals, royalties and other income were $6,071,314 in 2002 compared to $6,720,505 in 2001 and $6,355,826 in 2000.

         Oil and gas royalty revenue in 2002 was $3,710,409 compared to $4,176,672 in 2001 and $4,230,775 in 2000. Oil royalty revenue was $2,403,124 and gas royalty revenue was $1,307,285 in 2002. Although crude oil production from Trust royalty wells increased 4.3% in 2002, this was offset by a 9.9% decrease in the average price received for crude oil. Total gas production increased 22.3%, but the average price for gas decreased 33.9%. The average price per royalty barrel of crude oil for 2002, 2001 and 2000 was $23.28, $25.84 and $28.17, respectively. The Trust's oil and gas royalty income is from perpetual non participating royalty interests. The Trust has no control over changes in production or prices of oil and gas.

         Interest revenue was $979,948 in 2002, compared to $885,971 in 2001 and $874,294 in 2000. Interest on notes receivable amounted to $925,453 in 2002, compared to $802,111 in 2001, and $781,804 in 2000. At year end 2002, notes receivable from land sales were $11,923,998 compared to $11,421,331 in 2001 and $8,591,998 in 2000. Sundry interest amounted to $54,495 in 2002, $83,860 in 2001, and $92,490 in 2000. Total
principal cash payments on notes receivable were $1,500,724 in 2002.

         Easement and sundry income revenue in 2002 was $895,175 compared to $1,155,859 in 2001 and $743,368 in 2000. The significant decrease was due mainly to the decrease in oil exploration damage payments and easement revenue.

         Taxes, other than Federal income taxes, were $480,575 in 2002 compared to $517,086 in 2001 and $554,339 in 2000. Oil and gas production taxes were $208,413 in 2002 compared to $240,906 in 2001 and $236,918 in 2000. Ad valorem taxes were $232,689 in 2002 compared to $236,831 in 2001 and $275,615 in 2000.
Basis in real estate sold was $98,165 in 2002, $1,541,416 in 2001, and $606,322 in 2000. All other expenses were $1,449,738 in 2002, $1,326,845 in 2001, and
$1,295,581 in 2000.

         LIQUIDITY

         The Trust's principal sources of liquidity are its revenues from oil and gas royalties, lease rentals and receipts of interest and principal payments on the notes receivable arising from its sales of land. In the past these sources have generated more than adequate amounts of cash to meet the Trust's needs and, in the opinion of management, should continue to do so in the foreseeable future.

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

         Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses is recorded in the period of determination. At December 31, 2002, and 2001, there were no significant delinquencies, and as such, no allowance for losses have been recorded.

         Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2002, and 2001, no valuation allowances were recorded.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                     Year Ending December 31                       Maturity
                     -----------------------                       --------
                       2003.........................       $        722,091
                       2004.........................                799,243
                       2005.........................                802,317
                       2006.........................                872,400
                       2007.........................                900,157
                     Thereafter.....................              7,827,790
                                                           ----------------

                                                           $     11,923,998
                                                           ================

The Trust's remaining financial instruments consist of cash, temporary cash investments and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Index to Financial Statements included in Item 15. The Financial Statements listed therein are incorporated herein by reference to pages F-1 through F-12 of this Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)    Trustees:
                --------

                                                POSITION AND OFFICES HELD          PERIOD DURING WHICH PERSON
               NAME                     AGE     WITH REGISTRANT                    HAS SERVED IN OFFICE
               ----                     ---     -------------------------          --------------------------

Joe R. Clark                            75      Trustee, Chairman of the           Trustee since February 20, 1987;
                                                Trustees and Member of Audit       Chairman of the Trustees since
                                                Committee                          June 7, 2000

Maurice Meyer III                       67      Trustee and Member of Audit        Trustee since February 28, 1991
                                                Committee

John R. Norris III                      49      Trustee and Member of Audit        Trustee since June 7, 2000
                                                Committee

         (b)    Executive Officers:
                ------------------


                                                POSITION AND OFFICES HELD          PERIOD DURING WHICH PERSON
               NAME                     AGE     WITH REGISTRANT                    HAS SERVED IN OFFICE
               ----                     ---     -------------------------          --------------------------

Roy Thomas                              56      General Agent, Chief Executive     General Agent and Secretary of
                                                Officer and Secretary              the Trust since January 1, 1995
                                                                                   and Chief Executive Officer since
                                                                                   November 12, 2002.  Mr. Thomas
                                                                                   had previously served as
                                                                                   Assistant General Agent from
                                                                                   December 1, 1992 through December
                                                                                   31, 1994.

David M. Peterson                       37      Assistant General Agent and        Assistant General Agent since
                                                Chief Financial Officer            January 1, 1997 and Chief
                                                                                   Financial Officer since November
                                                                                   12, 2002.


         The Trustees hold office until their death, resignation or disqualification. The General Agent, Chief Executive Officer and Secretary and the Assistant General Agent and Chief Financial Officer hold office until their death, resignation, discharge or retirement pursuant to the Texas Pacific Land Trust Employees' Pension Plan. No executive officer was selected to be an officer pursuant to any arrangement or understanding between him and any other person or persons other than the Trustees acting solely in their capacity as such.

         (c) Certain Significant Employees. The Trust does not employ any person who is not an executive officer who makes or is expected to make significant contributions to the business of the Trust.

         (d) Family Relations. There are no family relationships among any of the Trustees and executive officers of the registrant.

         (e)    Business Experience.
                -------------------


                  NAME OF TRUSTEE OR                                   PRINCIPAL OCCUPATION OR EMPLOYMENT
                  EXECUTIVE OFFICER                                        DURING THE PAST FIVE YEARS
-------------------------------------------------------    -----------------------------------------------------------

Maurice Meyer III                                          Former Vice Chairman of Henderson Brothers; personal
                                                           investments

Joe R. Clark                                               Former President of Texas Pacific Oil Company, Inc.;
                                                           personal investments

John R. Norris III                                         Attorney; Calloway, Norris & Burdette, Dallas, Texas

Roy Thomas                                                 General Agent, Chief Executive Officer and Secretary of
                                                           Texas Pacific Land Trust

David M. Peterson                                          Assistant General Agent and Chief Financial Officer of
                                                           Texas Pacific Land Trust


         (f) Involvement in Certain Legal Proceedings. During the past five years, no Trustee or executive officer is or has been involved in any event reportable under this caption.

ITEM 11:  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to the Trust's Chief Executive Officer and its other most highly compensated executive officers (collectively, the "Named Executive Officers"):

                                                         ANNUAL COMPENSATION
                                               ---------------------------------------
                                                                          OTHER ANNUAL
                                                                          COMPENSATION           ALL OTHER
NAME AND POSITION                      YEAR    SALARY ($)     BONUS ($)      ($)(1)           COMPENSATION(2)
-----------------                      ----    ----------     ---------   -------------       ---------------

Roy Thomas.........................    2002    $154,500             -                 -           $9,270
  General Agent, Chief Executive       2001    $145,750             -                 -           $8,745
  Officer and Secretary                2000    $136,475             -                 -           $8,189

David M. Peterson..................    2002     $87,283             -                 -           $5,237
  Assistant General Agent and          2001     $81,958             -                 -           $4,918
  Chief Financial Officer              2000     $76,733             -                 -           $4,604


---------------------------

(1) The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officers for all years presented have not been reflected in this table because the amount was below the Securities and Exchange Commission's threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for the Named Executive Officer for the year).

(2) Represents contributions by the Trust to the account of the Named Executive Officer under the Trust's defined contribution retirement plan.

RETIREMENT PLANS

         The registrant maintains the Texas Pacific Land Trust Employees' Pension Plan, a non-contributory defined benefit pension plan qualified under
Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant's contributions, payments or accruals with respect to Mr. Thomas and Mr. Peterson are not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% of each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $55,605.82 per year upon retirement at age 65, and Mr. Peterson is estimated to have retirement benefits of $42,106.00 per year upon retirement at age 65. Total compensation paid during 2002 to the eight (8) employees covered by the Employees' Pension Plan was $565,062. The remuneration covered by the plan is salary.

         Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The amounts contributed to this Plan on behalf of Messrs. Thomas and Peterson are included in the Summary Compensation Table. During 2002, the Trust contributed an aggregate of $33,904 on behalf of all employees, including Messrs. Thomas and Peterson.

TRUSTEE COMPENSATION

         The Chairman of the Trustees receives the sum of $4,000 per year as compensation for his services, and each of the other two Trustees receives the sum of $2,000 per year for their services.

EMPLOYMENT AGREEMENTS

         The Trust is not a party to any employment agreements with any of its Named Executive Officers. There is no compensation plan or arrangement with respect to any individual named in the Summary Compensation Table that results, or will result, from the resignation, retirement or any other termination of such individual's employment or from a change in control of Texas Pacific or from a change in the individual's responsibilities following a change in control of Texas Pacific.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS.

         (a) Security Ownership of Certain Beneficial Owners. No person or group owns of record, or is known by Texas Pacific to own beneficially, more than 5% of any class of voting Certificates of Texas Pacific, treating the interchangeable Certificates of Proprietary Interest and Sub-share Certificates as a single class for this purpose.

         (b) Security Ownership of Management: The following table gives the information indicated as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) of Texas Pacific beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:


                                                                       AMOUNT AND NATURE
                                             NAME OF                     OF OWNERSHIP                  PERCENT
TITLE AND CLASS (1)                      BENEFICIAL OWNER             ON JANUARY 31, 2003             OF CLASS
-------------------                      ----------------             -------------------             --------

Sub-share certificates:            Joe R. Clark                               500                         *

Sub-share certificates:            Maurice Meyer III                      14,950(2)                       *

Sub-share certificates:            John R. Norris III                        200                          *

Sub-share certificates:            Roy Thomas                                100                          *

Sub-share certificates:            David M. Peterson                         --                          --

Sub-share certificates:            All Trustees and Officers as a          15,750                       .65%
                                   Group
-----------------------
*Indicates ownership of less than 1% of the class.


(1) The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred Sub-shares or six hundred Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. On January 31, 2003, no trustee or officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

(2) Does not include 2,300 Sub-shares owned by the wife of Mr. Meyer in which Mr. Meyer disclaims any beneficial ownership.

         (c) Changes in Control. Texas Pacific has no knowledge of any arrangement that may result in any change of control of the Trust.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         (a) Transaction with management and others. There are no reportable transactions or currently proposed transactions between Texas Pacific and any Trustee or executive officer of Texas Pacific or any security holder of Texas Pacific or any member of the immediate family of the foregoing persons.

         (b) Certain business relationships. No relationships exist with any Trustee that are required to be disclosed under this paragraph.

         (c) Indebtedness of Management. There are no persons indebted to Texas Pacific in an amount in excess of $60,000 that are required to be disclosed under this paragraph.

         (d)    Transactions with Promoters. Not applicable.

ITEM 14: CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, Texas Pacific Land Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including Roy Thomas, the Trust's Chief Executive Officer and David Peterson, the Trust's Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Thomas and Mr. Peterson concluded that the Texas Pacific Land Trust's disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in Texas Pacific Land Trust's periodic SEC filings.

         (b) Changes in internal controls. There were no significant changes made in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Financial Statements.
                  --------------------

         The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-12 hereof:

         Independent Auditors' Report

         Balance Sheets - December 31, 2002 and 2001

         Statements of Income - Years Ended December 31, 2002, 2001 and 2000

         Statements of Net Proceeds from All Sources - Years Ended December 31, 2002, 2001 and 2000

         Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

         Notes to Financial Statements

         All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

         (b)    Reports on Form 8-K.
                -------------------

         No Current Reports on Form 8-K were filed during the fourth quarter of 2002.

         (c)    Exhibits.
                --------

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

         (d) Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2003.

                                       TEXAS PACIFIC LAND TRUST


                                       By:        /s/  Roy Thomas
                                          -----------------------------------
                                          ROY THOMAS
                                          General Agent, Chief Executive Officer
                                          and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 2003.


                         SIGNATURE                                                   TITLE(S)

/s/  Roy Thomas                                              General Agent, Chief Executive Officer
--------------------------------------------                 and Secretary (Principal Executive Officer)
                Roy Thomas


/s/  David M. Peterson                                       Assistant General Agent and Chief
--------------------------------------------                 Financial Officer (Principal Financial
              David M. Peterson                              Officer and Principal Accounting Officer)


/s/  Joe R. Clark                                            Chairman of the Trustees
--------------------------------------------
               Joe R. Clark


/s/  Maurice Meyer III                                       Trustee
--------------------------------------------
             Maurice Meyer III


/s/  John R. Norris III                                      Trustee
--------------------------------------------
           John R. Norris III



                                 CERTIFICATIONS

I, ROY THOMAS, General Agent and Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of Texas Pacific Land
         Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       Date:  March 27, 2003
                                            -------------------------------



                                       By:  /s/ Roy Thomas
                                          ---------------------------------
                                          ROY THOMAS
                                          General Agent, Chief Executive Officer
                                          and Secretary

I, DAVID M. PETERSON, Assistant General Agent and Chief Financial Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of Texas Pacific Land
         Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               Date:  March 27, 2003
                                    ----------------------------------------



                                 By:  /s/ David M. Peterson
                                    ----------------------------------------
                                    DAVID M. PETERSON
                                    Assistant General Agent and Chief
                                    Financial Officer

ITEM 15(A):  FINANCIAL STATEMENTS



                                TABLE OF CONTENTS
                                                                            PAGE


Independent Auditors' Report                                                 F-1

Balance Sheets - December 31, 2002 and 2001                                  F-2

Statements of Income - Years Ended December 31, 2002, 2001 and 2000          F-3

Statements of Net Proceeds From All Sources - Years Ended
     December 31, 2002, 2001 and 2000                                        F-4

Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000      F-5

Notes to Financial Statements                                                F-6

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable.

                          INDEPENDENT AUDITORS' REPORT



The Trustees and Certificate Holders
Texas Pacific Land Trust:


We have audited the accompanying balance sheets of Texas Pacific Land Trust (the Trust) as of December 31, 2002 and 2001, and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ KPMG LLP


January 27, 2003

                            TEXAS PACIFIC LAND TRUST
                                 Balance Sheets
                           December 31, 2002 and 2001



                                    ASSETS                                                2002                  2001
                                                                                    ------------------    ------------------
Cash                                                                             $            147,746   $            85,065
Temporary cash investments - at cost which approximates market                              3,200,000             2,500,000
Notes receivable for land sales ($722,091 due in 2003 and
     $855,546 due in 2002) (note 1)                                                        11,923,998            11,421,331
Prepaid insurance                                                                              44,844                61,138
Other assets                                                                                  845,329               752,705
Prepaid Federal income taxes                                                                       --               149,668
Real estate acquired through foreclosure (note 3)                                           2,470,908             2,450,886
Water wells, leasehold improvements, furniture, and equipment -
     at cost less accumulated depreciation                                                    102,482               207,388
Property, no value assigned (note 1):
     Land (surface rights) situated in 21 counties in Texas -
        1,004,496 acres in 2002 and 1,013,792 acres in 2001                                        --                    --
     Town lots in Iatan, Loraine, and Morita, Texas - 628 lots                                     --                    --
     1/16 nonparticipating perpetual royalty interest in
        386,987.70 acres                                                                           --                    --
     1/128 nonparticipating perpetual royalty interest in
        85,413.60 acres                                                                            --                    --
                                                                                    ------------------    ------------------
                 Total assets                                                    $         18,735,307   $        17,628,181
                                                                                    ==================    ==================
                            LIABILITIES AND CAPITAL
Accounts payable and other liabilities                                           $             10,120   $             7,537
Federal income taxes                                                                          125,196                    --
Other taxes                                                                                    30,421                20,521
Deferred taxes (note 5)                                                                     4,586,451             4,402,481
                                                                                    ------------------    ------------------
                 Total liabilities                                                          4,752,188             4,430,539
                                                                                    ------------------    ------------------
Capital (notes 1 and 6):
     Certificates of Proprietary Interest, par value $100 each.
        Outstanding 0 Certificates                                                                 --                    --
     Sub-share Certificates in Certificates of Proprietary Interest, par value $.16-2/3 each. Outstanding 2,317,387 Sub-shares
        in 2002 and 2,398,393 Sub-shares in 2001                                                   --                    --
     Net proceeds from all sources                                                         13,983,119            13,197,642
                                                                                    ------------------    ------------------
                 Total capital                                                             13,983,119            13,197,642
                                                                                    ------------------    ------------------
                 Total liabilities and capital                                   $         18,735,307   $        17,628,181
                                                                                    ==================    ==================


                                        See accompanying notes to financial statements.


                            TEXAS PACIFIC LAND TRUST
                              Statements of Income
                  Years ended December 31, 2002, 2001, and 2000


                                                                    2002                  2001                  2000
                                                             -------------------   -------------------   -------------------
Income:
     Oil and gas royalties                                 $          3,710,409  $          4,176,672  $          4,230,775
     Grazing lease rentals                                              485,782               502,003               507,389
     Land sales                                                       3,050,784             6,708,863             1,443,173
     Interest                                                           979,948               885,971               874,294
     Easements and sundry income                                        895,175             1,155,859               743,368
                                                             -------------------   -------------------   -------------------
                                                                      9,122,098            13,429,368             7,798,999
                                                             -------------------   -------------------   -------------------
Expenses:
     Taxes, other than Federal income taxes                             480,575               517,086               554,339
     Salaries and related employee benefits                             680,889               618,740               629,516
     General expense, supplies, and travel                              445,148               457,674               468,945
     Basis in real estate sold                                           98,165             1,541,416               606,322
     Legal and professional fees                                        265,048               189,392               143,538
     Commissions to local agents                                            688                   923                 1,169
     Depreciation                                                        49,965                52,116                44,413
     Trustees' compensation                                               8,000                 8,000                 8,000
                                                             -------------------   -------------------   -------------------
                                                                      2,028,478             3,385,347             2,456,242
                                                             -------------------   -------------------   -------------------
                 Income before Federal income taxes                   7,093,620            10,044,021             5,342,757
                                                             -------------------   -------------------   -------------------
Federal income taxes (note 5):
     Current                                                          2,008,864             2,660,705             1,700,813
     Deferred                                                           183,970               496,803              (116,125)
                                                             -------------------   -------------------   -------------------
                                                                      2,192,834             3,157,508             1,584,688
                                                             -------------------   -------------------   -------------------
                 Net income                                $          4,900,786  $          6,886,513  $          3,758,069
                                                             ===================   ===================   ===================
Net income per Sub-share Certificate                       $               2.09  $               2.79  $               1.47
                                                             ===================   ===================   ===================


                                        See accompanying notes to financial statements.


                            TEXAS PACIFIC LAND TRUST
                   Statements of Net Proceeds From All Sources
                  Years ended December 31, 2002, 2001, and 2000


                                                                    2002                 2001                  2000
                                                             -------------------   ------------------    ------------------
Balance at beginning of year                               $         13,197,642  $        11,268,307   $        11,746,770
Add:  Net income for year                                             4,900,786            6,886,513             3,758,069
                                                             -------------------   ------------------    ------------------
                                                                     18,098,428           18,154,820            15,504,839
                                                             -------------------   ------------------    ------------------
Deduct:
     Cost of Sub-share Certificates in Certificates of
        Proprietary Interest purchased and cancelled -
        81,006 Sub-shares in 2002, 105,812 Sub-shares
        in 2001, and 84,900 Sub-shares in 2000                        3,158,314            3,953,656             3,202,690
     Dividends paid - per Certificate of
        Proprietary Interest - $0 in 2002, $240 in
        2001 and 2000; per Sub-share Certificate -
        $0.40 in 2002, 2001, and 2000                                   956,995            1,003,522             1,033,842
                                                             -------------------   ------------------    ------------------
                                                                      4,115,309            4,957,178             4,236,532
                                                             -------------------   ------------------    ------------------
Balance at end of year                                     $         13,983,119  $        13,197,642   $        11,268,307
                                                             ===================   ==================    ==================

                                      See accompanying notes to financial statements.



                            TEXAS PACIFIC LAND TRUST
                            Statements of Cash Flows
                  Years ended December 31, 2002, 2001, and 2000


                                                                   2002                  2001                  2000
                                                             ------------------    ------------------    ------------------
Cash flows from operating activities:
     Net income                                           $          4,900,786   $         6,886,513   $         3,758,069
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                 49,965                52,116                44,413
           Deferred taxes                                              183,970               496,803              (116,125)
           Basis in real estate sold                                    98,165             1,541,416               606,322
           Changes in assets and liabilities:
              New notes receivable from land sales                  (2,023,413)           (4,456,260)             (731,226)
              Payments received on notes receivable                  1,500,724             1,626,927               532,235
              Prepaid insurance and other assets                       (76,330)              196,441              (159,351)
              Accounts payable and other liabilities                     2,583               (44,174)              (28,939)
              Federal income and other taxes payable                   284,764              (232,767)              117,760
                                                             ------------------    ------------------    ------------------
                 Net cash provided by operating
                    activities                                       4,921,214             6,067,015             4,023,158
                                                             ------------------    ------------------    ------------------
Cash flows from investing activities:
     Additions to water wells, leasehold
        improvements, furniture, and equipment                         (55,224)             (151,606)              (61,005)
     Retirements of furniture and equipment                             12,000                13,000                15,674
                                                             ------------------    ------------------    ------------------
                 Net cash used in investing activities                 (43,224)             (138,606)              (45,331)
Cash flows from financing activities:
     Purchase of Sub-share Certificates in
        Certificates of Proprietary Interest                        (3,158,314)           (3,953,656)           (3,202,690)
     Dividends                                                        (956,995)           (1,003,522)           (1,033,842)
                                                             ------------------    ------------------    ------------------
                 Net cash used in financing activities              (4,115,309)           (4,957,178)           (4,236,532)
                                                             ------------------    ------------------    ------------------
                 Net increase (decrease) in cash
                    and temporary cash investments                     762,681               971,231              (258,705)
Cash and temporary cash investments
     at beginning of year                                            2,585,065             1,613,834             1,872,539
                                                             ------------------    ------------------    ------------------
Cash and temporary cash investments
     at end of year                                       $          3,347,746   $         2,585,065   $         1,613,834
                                                             ==================    ==================    ==================
Supplemental disclosure of noncash transactions:
     Conversion of notes receivable and accrued
        interest receivable to real estate acquired
        through foreclosure (note 3)                      $             20,022                    --                    --



                                                See accompanying notes to financial statements.



                            TEXAS PACIFIC LAND TRUST

                          Notes to Financial Statements

                        December 31, 2002, 2001, and 2000



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

              Notes receivable related to land sales bear interest rates ranging from 7.5% to 11% as of December 31, 2002 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 8.53% as of December 31, 2002. The annual installments on notes are generally payable over terms of 3 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2002, 2001, and 2000 were $651,178, $1,054,801, and
              $25,518, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value. There was no allowance for uncollectible accounts at December 31, 2002, 2001, or 2000. One customer represented approximately 34% and 37% and another represented approximately 15% and 11% of the Trust's notes receivable balance at December 31, 2002 and 2001, respectively.

                            TEXAS PACIFIC LAND TRUST

                        December 31, 2002, 2001, and 2000




              The maturities of notes receivable for each of the five years subsequent to December 31, 2002 are:

                      Year ending December 31:
                          2003                    $           722,091
                          2004                                799,243
                          2005                                802,317
                          2006                                872,400
                          2007                                900,157

              As of December 31, 2002, there were no significant delinquencies in the Trust's notes receivable. The Trust reviews its aging, financial operations information on its debtors, and estimated fair value of collateral held as security to determine an appropriate allowance for delinquencies, if any.

              The Trust's oil and gas royalty interest, grazing and lease rentals, and easement and sundry income are recorded on a cash basis, which approximates the accrual method.

       (C)    NET INCOME PER SUB-SHARE

              The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,347,467 in 2002, 2,464,162 in 2001, and 2,555,062 in 2000).

       (D)    CASH FLOWS

              Temporary cash investments at December 31, 2002 and 2001 consist primarily of overnight investments in loan participations. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 2002, 2001, and 2000 was $1,734,000,
              $2,877,663, and $1,592,000, respectively.

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

                        December 31, 2002, 2001, and 2000


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

(3)    REAL ESTATE ACQUIRED THROUGH FORECLOSURE

       Real estate acquired through foreclosure is carried at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes, and other fees incurred relating to the foreclosure. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 2002, 2001, or 2000) if the carrying value of the property exceeds its estimated fair value.

       Real estate acquired through foreclosure included the following activity for the years ended December 31, 2002 and 2001:

                                                       2002                                          2001
                                     ------------------------------------------    ------------------------------------------
                                            ACRES               BOOK VALUE               ACRES                BOOK VALUE
                                     --------------------   -------------------    -------------------    -------------------

      Balance at January 1:                 7,791.86          $    2,450,886              9,669.46          $    3,992,302
          Additions                           297.38                  20,022                     --                     --
          Sales                                    --                     --             (1,877.60)             (1,541,416)
                                     --------------------   -------------------    -------------------    -------------------

      Balance at December 31                8,089.24          $    2,470,908              7,791.86          $    2,450,886
                                     ====================   ===================    ===================    ===================


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

                            TEXAS PACIFIC LAND TRUST

                        December 31, 2002, 2001, and 2000



       The following table sets forth the Plan's changes in benefit obligation, fair value of plan assets, funded status, and weighted average assumptions as of December 31, 2002 and 2001:


                                                                                        2002                   2001
                                                                                 --------------------   --------------------

      Change in benefits obligation:
          Benefit obligation at beginning of year                             $         1,562,386    $         1,483,287
          Service cost                                                                     53,232                 46,784
          Interest cost                                                                   111,516                105,433
          Actuarial loss                                                                  152,336                 14,982
          Benefits paid                                                                   (90,430)              (248,338)
          Termination benefits                                                                 --                160,238
                                                                                 --------------------   --------------------

                    Benefit obligation at end of year                         $         1,789,040    $         1,562,386
                                                                                 ====================   ====================

      Change in plan assets:
          Fair value of plan assets at beginning of year                      $         1,437,663    $         1,885,884
          Actual return on plan assets                                                    (64,070)              (199,883)
          Contributions by employer                                                       108,560                     --
          Benefits paid                                                                   (90,430)              (248,338)
                                                                                 --------------------   --------------------

                    Fair value of plan assets at end of year                  $         1,391,723    $         1,437,663
                                                                                 ====================   ====================

      Funded (unfunded) status                                                $          (397,317)   $          (124,723)
      Unrecognized net actuarial loss                                                     398,934                 74,607
      Unrecognized prior service cost                                                      79,279                 92,745
      Unrecognized portion of net asset existing at January 1, 1987                            --                (23,211)
                                                                                 --------------------   --------------------

      Prepaid benefit cost                                                    $            80,896    $            19,418
                                                                                 ====================   ====================

      Weighted average assumptions as of December 31:
          Discount rate                                                                   6.50%                  7.25%
          Expected return on plan assets                                                  7.00                   7.00
          Rate of compensation increase                                                   7.79                   7.79



                            TEXAS PACIFIC LAND TRUST

                        December 31, 2002, 2001, and 2000




       Net periodic benefit costs (benefits) for the years ended December 31, 2002, 2001, and 2000 include the following components:


                                                                  2002                  2001                   2000
                                                           -------------------   --------------------   --------------------

      Components of net periodic benefit costs (benefits):
            Service cost                                $            53,232   $            46,784    $            47,987
            Interest cost                                           111,516               105,433                102,184
            Expected return on plan assets                         (107,921)             (113,016)              (132,751)
            Amortization of the unrecognized
              transition asset                                      (23,211)              (23,218)               (23,218)
            Amortization of unrecognized gains                           --                (1,833)               (21,150)
            Amortization of prior service cost                       13,466                13,466                 13,466
            Termination benefits                                         --               160,238                     --
                                                           -------------------   --------------------   --------------------

                    Net periodic benefit costs
                      (benefits)                        $            47,082   $           187,854    $           (13,482)
                                                           ===================   ====================   ====================


       The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $33,904, $33,515, and $35,633 in 2002, 2001, and 2000, respectively.

(5)    FEDERAL TAXES ON INCOME

       The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:


                                                                  2002                  2001                   2000
                                                           -------------------   --------------------   --------------------

      Computed tax expense at the statutory rate        $         2,411,831   $         3,414,967    $         1,816,537
      Reduction in income taxes resulting from:
          Statutory depletion                                      (208,540)             (235,479)              (237,862)
          Other, net                                                (10,457)              (21,980)                 6,013
                                                           -------------------   --------------------   --------------------

                                                        $         2,192,834   $         3,157,508    $         1,584,688
                                                           ===================   ====================   ====================


                            TEXAS PACIFIC LAND TRUST

                        December 31, 2002, 2001, and 2000




       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 2002 and 2001 are as follows:

                                                       2002              2001
                                                   -----------       -----------

      Basis differences in real
        estate acquired through foreclosure        $   729,759       $  722,733
      Deferred installment revenue on land
        sales for tax purposes                       3,856,692        3,679,748
                                                   -----------       -----------

               Total deferred tax liability        $ 4,586,451       $4,402,481
                                                   ===========       ===========

(6)    CAPITAL

       Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares. No Certificates were exchanged for Sub-shares in 2002. One Certificate was exchanged for Sub-shares in 2001, and no Certificates were exchanged for Sub-shares in 2000.

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

(7)    OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

       The Trust's share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2002, 2001, and 2000, respectively: oil (in barrels) - 103,221, 99,000, and 100,807, and gas (in thousands of cubic feet) - 478,708, 391,306, and 413,817. Reserves related to the Trust's royalty interests are not presented because the information is unavailable.

                            TEXAS PACIFIC LAND TRUST

                        December 31, 2002, 2001, and 2000



(8)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following tables present unaudited financial data of the Trust for each quarter of 2002 and 2001:

                                                                              QUARTER ENDED
                                         ----------------------------------------------------------------------------------------
                                          DECEMBER 31, 2002     SEPTEMBER 30, 2002        JUNE 30, 2002         MARCH 31, 2002
                                         --------------------   -------------------    -------------------    -------------------

      Income                          $         4,005,369    $         1,849,690    $         1,744,395    $         1,522,644
                                         ====================   ===================    ===================    ===================

      Income before Federal income
          taxes                       $         3,350,995    $         1,427,982    $         1,301,961    $         1,012,682
                                         ====================   ===================    ===================    ===================

      Net income                      $         2,276,937    $           998,235    $           914,524    $           711,090
                                         ====================   ===================    ===================    ===================

      Net income per Sub-share
          Certificate                 $             0.98     $             0.43     $             0.38     $             0.30
                                         ====================   ===================    ===================    ===================


                                                                              QUARTER ENDED
                                         ----------------------------------------------------------------------------------------
                                          DECEMBER 31, 2001     SEPTEMBER 30, 2001        JUNE 30, 2001         MARCH 31, 2001
                                         --------------------   -------------------    -------------------    -------------------

      Income                          $         1,983,122    $         7,889,591    $         1,908,926    $         1,647,729
                                         ====================   ===================    ===================    ===================

      Income before Federal income
          taxes                       $         1,541,917    $         5,970,540    $         1,445,004    $         1,086,560
                                         ====================   ===================    ===================    ===================

      Net income                      $         1,071,906    $         4,002,627    $         1,025,249    $           786,731
                                         ====================   ===================    ===================    ===================

      Net income per Sub-share
          Certificate                 $             0.45     $             1.62     $             0.41     $             0.31
                                         ====================   ===================    ===================    ===================


                                INDEX OF EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION

3.1 Texas Pacific Land Trust, Declaration of Trust, dated February 1, 1888, by Charles J. Canda, Simeon J. Drake, and William Strauss, Trustees.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002