Form 10-Q
period 2003-03-31
TEXAS PACIFIC LAND TRUST
filed 2003-05-14
CIK 97517

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                              ---------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended March 31, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.
         For the transition period from ______ to ______

                          Commission File Number: 1-737



                            TEXAS PACIFIC LAND TRUST
             (Exact Name of Registrant as Specified in Its Charter)


                 NOT APPLICABLE                                75-0279735
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
                or Organization)                             Identification No.)

1700 PACIFIC AVENUE, SUITE 1670, DALLAS, TEXAS                   75201
    (Address of Principal Executive Offices)                   (Zip Code)

                                 (214) 969-5530
              (Registrant's Telephone Number, Including Area Code)


           -----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---      -----

Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                 ---      -----

================================================================================

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust's future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management's intent, beliefs or current expectations with respect to the Trust's future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS


                                                                                                     MARCH 31,         DECEMBER 31,
                                           ASSETS                                                       2003              2002
                                                                                                   --------------    --------------
                                                                                                     (UNAUDITED)
                                                                                                   --------------


Cash                                                                                                $      162,721    $      147,746
Temporary cash investments at cost which approximates market                                             3,750,000         3,200,000
Accounts receivable                                                                                        489,389           486,583
Accrued interest receivable                                                                                391,603           358,746
Prepaid expenses                                                                                            31,391            44,844
Notes receivable for land sales                                                                         10,669,464        11,923,998
Real estate acquired through foreclosure:
    (8,089.24 acres at March 31, 2003 and December 31, 2002)                                             2,470,908         2,470,908
Water wells, leasehold improvements, furniture and equipment
    - at cost less accumulated depreciation                                                                 96,339           102,482

Property, no value assigned:
    Land (surface rights) situated in twenty counties in
      Texas - 1,003,262.31 acres in 2003 and 1,004,496.01 acres in 2002                                         --                --

    Town lots in Iatan, Loraine and Morita - 628 lots in 2003 and 2003                                          --                --

    1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2003 and 2002                       --                --

    1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2003 and 2002                       --                --

                                                                                                    --------------    --------------
                                                                                                    $   18,061,815    $   18,735,307
                                                                                                    ==============    ==============

                                  LIABILITIES AND CAPITAL

Federal income taxes payable                                                                        $      755,413    $      125,196
Other taxes                                                                                                 85,074            30,421
Other liabilities                                                                                           36,563            10,120
Deferred taxes                                                                                           4,180,930         4,586,451
                                                                                                    --------------    --------------
      Total liabilities                                                                                  5,057,980         4,752,188

Capital:
    Certificate of Proprietary Interest, par value $100
      each; no certificates outstanding in 2003 and 2002                                                        --                --

    Sub-share Certificates in Certificates of Proprietary Interest, par value
      $.16 2/3 each; outstanding:
      2,300,787 sub-shares in 2003 and 2,317,387 sub-shares in 2002                                             --                --

    Net proceeds from all sources                                                                       13,003,835        13,983,119
                                                                                                    --------------    --------------
      Total capital                                                                                     13,003,835        13,983,119

                                                                                                    --------------    --------------
                                                                                                    $   18,061,815    $   18,735,307
                                                                                                    ==============    ==============

                See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                       --------------------------------
                                                                                           2003               2002
                                                                                       ------------       -------------
Income:
     Rentals, royalties and sundry income                                              $  1,500,526       $   1,079,512
     Land sales                                                                              61,685             193,756
     Interest                                                                               252,986             249,376
                                                                                       ------------       -------------
                                                                                          1,815,197           1,522,644
                                                                                       ------------       -------------

Expenses:
     Taxes, other than Federal income taxes                                                 134,199             104,903
     General and administrative expenses                                                    444,115             405,059
                                                                                       ------------       -------------
                                                                                            578,314             509,962
                                                                                       ------------       -------------

         Income before
              Federal income taxes                                                        1,236,883           1,012,682

Federal income taxes                                                                        360,463             301,592

         Net income                                                                    $    876,420       $     711,090
                                                                                       ============       =============



Average number of sub-share certificates
     and equivalent sub-share certificates
     outstanding                                                                          2,313,087           2,391,273
                                                                                       ============       =============

Basic and dilutive earnings per sub-share certificate                                  $        .38       $         .30
                                                                                       ============       =============

Cash dividends per sub-share certificate                                               $        .40       $         .40
                                                                                       ============       =============


                 See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                       ----------------------------------
                                                                                           2003                 2002
                                                                                       -----------           ------------
Cash flow from operating activities:

     Net income                                                                       $    876,420         $    711,090

         Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation                                                                   9,000               10,201
              Deferred taxes                                                              (405,521)            (208,902)

              (Increase) decrease in assets:
                  Accounts receivable                                                       (2,806)              (9,203)
                  New notes receivable from land sales                                          --             (145,000)
                  Payments received on notes receivable                                  1,254,533              826,311
                  Accrued interest receivable                                              (32,857)                 297
                  Federal income taxes receivable                                               --              149,668
                  Prepaid expenses                                                          13,453               18,342
              Increase (decrease) in liabilities:
                  Federal income taxes payable                                             630,217              360,825
                  Other taxes payable                                                       54,653               55,500
                  Escrow deposits on land sales                                                 --               (5,000)
                  Other liabilities payable                                                 26,443               43,119
                                                                                      -------------        -------------

                       Total adjustments                                                 1,547,115            1,096,158
                                                                                      -------------        -------------

                           Net cash provided by operating activities                     2,423,535            1,807,248
                                                                                      -------------        -------------

Cash flows from investing activities-
     Additions to water wells, leasehold improvements,
         furniture and equipment                                                            (2,857)              (6,095)
                                                                                      -------------        -------------

Cash flows from financing activities:
     Sub-shares purchased for retirement                                                  (932,748)            (537,407)
     Dividends paid                                                                       (922,955)            (956,995)
                                                                                      -------------        -------------

                           Net cash used by financing activities                        (1,855,703)          (1,494,402)
                                                                                      -------------        -------------

Net increase in cash and cash equivalents                                                  564,975              306,751

Cash and cash equivalents at beginning of period                                         3,347,746            2,585,065
                                                                                      -------------        -------------

Cash and cash equivalents at end of period                                            $  3,912,721         $  2,891,816
                                                                                      =============        =============


                 See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the "Trust") as of March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002.

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

(5) The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments for purposes of the statements of cash flows.

         Supplemental cash flow information for the three months ended March 31, 2003 and 2002 is summarized as follows:

                                                 2003                2002
                                                 ----                ----

            Federal income taxes paid        $    135,767        $         --
                                             ============        ============

(7) SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust's management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Trust management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust's future performance. Words or phrases such as "does not believe" and "believes", or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

         Earnings per sub-share certificate were $.38 for the first quarter of 2003 compared to $.30 for the first quarter of 2002. Total revenues were $1,815,197 compared to $1,522,644, an increase of 19.2%.

         The Trust sold 1,233.70 acres of land for an aggregate of $61,685 ($50 per acre) in the first quarter of 2003. This compares to 2,980.86 acres at $65.00 per acre, for a total of $193,756, in the first quarter of 2002.

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

         Rentals, royalties and sundry income were $1,500,526 for the first quarter of 2003 compared to $1,079,512 in the first quarter of 2002, an increase of 39.0%. This increase resulted primarily from an increase in oil and gas royalty revenue.

         Oil and gas royalty revenue was $1,209,021, up 73.1% compared to the first quarter of 2002. Oil royalty revenue was $799,526, up 68.7% compared to 2002. Crude oil production subject to the Trust's royalty interest was down 1.6% for the first quarter and the average price per royalty barrel was up 71.5% compared to the comparable period of 2002. Gas royalty revenue was $409,495 in the first quarter, up 82.5% on a volume increase of 2.5% and price increase of 77.9% from first quarter 2002 levels.

         Easement and sundry income was $204,252 down 30.2% from the first quarter of 2002. This is not a preditable source of income and amounts vary greatly in any one reporting period.

         Interest revenue increased 1.4% in the first quarter of 2003 compared to 2002. Interest from notes receivable was $239,786, up 2.6% from the first quarter of 2002. Notes receivable were $10,669,464 as of March 31, 2003, down 10.5% from December 31, 2002. Sundry interest was $13,200, down 15.5% from the first quarter of 2002.

         Taxes, other than Federal income taxes were up 27.9%. This increase is primarily attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil and gas prices prevailing during the quarter.

         General and administrative expenses increased 9.6% compared to the first quarter of 2002, due mainly to legal expense pertaining to listing and SEC reporting rules.

LIQUIDITY AND CAPITAL RESOURCES

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the information related to market risk of the Trust since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, Texas Pacific Land Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including Roy Thomas, the Trust's Chief Executive Officer and David M. Peterson, the Trust's Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Thomas and Mr. Peterson concluded that the Texas Pacific Land Trust's disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in Texas Pacific Land Trust's periodic SEC filings.

         There were no significant changes made in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K.

               No Current Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TEXAS PACIFIC LAND TRUST
                                 (Registrant)



Date:  May 12, 2003             By: /s/  Roy Thomas
                                    -----------------------------------------
                                    Roy Thomas, General Agent,
                                    Authorized Signatory and Chief Executive
                                    Officer



Date:  May 12, 2003             By: /s/  David M. Peterson
                                    ----------------------------------------
                                    David M. Peterson, Assistant General Agent,
                                    and Chief Financial Officer

                                 CERTIFICATIONS

I, Roy Thomas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Pacific Land Trust (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:  May 12, 2003               By: /s/  Roy Thomas
                                      -----------------------------------
                                      Roy Thomas, General Agent and Chief
                                      Executive Officer

I, David M. Peterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Pacific Land Trust (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:  May 12, 2003              By: /s/  David M. Peterson
                                     ------------------------------------------
                                     David M. Peterson, Assistant General Agent
                                     and Chief Financial Officer

                                INDEX TO EXHIBITS


   EXHIBIT
    NUMBER                             DESCRIPTION

    99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002