Form 10-Q
period 2003-06-30
TEXAS PACIFIC LAND TRUST
filed 2003-08-13
CIK 97517

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                              ---------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended June 30, 2003

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

         ---------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TEXAS PACIFIC LAND TRUST
                                 BALANCE SHEETS


                                                                                    JUNE 30,     DECEMBER 31,
                                  ASSETS                                              2003          2002
                                                                                  -----------   ------------
                                                                                  (UNAUDITED)
                                                                                  -----------
Cash                                                                              $   364,148   $    147,746
Temporary cash investments at cost which approximates market                        2,950,000      3,200,000
Accounts receivable                                                                   492,298        486,583
Accrued interest receivable                                                           521,065        358,746
Prepaid expenses                                                                       17,938         44,844
Notes receivable for land sales                                                    11,010,477     11,923,998
Real estate acquired through foreclosure:
   (8,089.24 acres at June 30, 2003 and December 31, 2002)                          2,470,908      2,470,908
Water wells, leasehold improvements, furniture and equipment
   - at cost less accumulated depreciation                                            109,231        102,482
Prepaid Federal income taxes                                                           10,308             --

Property, no value assigned:
   Land (surface rights) situated in twenty counties in
     Texas - 1,003,254.19 acres in 2003 and 1,004,496.01 acres in 2002                     --             --

   Town lots in Iatan, Loraine and Morita - 628 lots in 2003 and 2002                      --             --

   1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in
   2003 and 2002                                                                           --             --

   1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in
   2003 and 2002                                                                           --             --
                                                                                  -----------   ------------
                                                                                  $17,946,373   $ 18,735,307
                                                                                  ===========   ============


                          LIABILITIES AND CAPITAL

Federal income taxes payable                                                      $        --   $    125,196
Other taxes                                                                           141,373         30,421
Other liabilities                                                                     113,786         10,120
Deferred taxes                                                                      4,291,210      4,586,451
                                                                                  -----------   ------------
     Total liabilities                                                              4,546,369      4,752,188

Capital:
   Certificate of Proprietary Interest, par value $100
     each; no certificates outstanding in 2003 and 2002                                    --             --

   Sub-share Certificates in Certificates of Proprietary
     Interest, par value $.16 2/3 each; outstanding:
     2,279,987 sub-shares in 2003 and 2,317,387 sub-shares in 2002                         --             --

   Net proceeds from all sources                                                   13,400,004     13,983,119
                                                                                  -----------   ------------
     Total capital                                                                 13,400,004     13,983,119

                                                                                  -----------   ------------
                                                                                  $17,946,373   $ 18,735,307
                                                                                  ===========   ============


                 See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                ------------------------   ------------------------
                                                   2003         2002          2003         2002
                                                -----------   ----------   -----------   ----------
Income:
    Rentals, royalties and sundry income        $ 1,696,422   $1,372,109   $ 3,196,948   $2,451,621
    Land sales                                      650,000      128,205       711,685      321,961
    Interest                                        237,695      244,081       490,681      493,457
                                                -----------   ----------   -----------   ----------
                                                  2,584,117    1,744,395     4,399,314    3,267,039
                                                -----------   ----------   -----------   ----------

Expenses:
    Taxes, other than Federal income taxes          143,970      117,370       278,169      222,273
    General and administrative expenses             399,451      325,064       843,566      730,123
                                                -----------   ----------   -----------   ----------
                                                    543,421      442,434     1,121,735      952,396
                                                -----------   ----------   -----------   ----------

        Income before
           Federal income taxes                   2,040,696    1,301,961     3,277,579    2,314,643

Federal income taxes                                621,558      387,437       982,021      689,029
                                                -----------   ----------   -----------   ----------
        Net income                              $ 1,419,138   $  914,524   $ 2,295,558   $1,625,614
                                                ===========   ==========   ===========   ==========


Average number of sub-share certificates
    and equivalent sub-share certificates
    outstanding                                   2,292,804    2,372,137     2,299,549    2,378,812
                                                ===========   ==========   ===========   ==========

Basic and dilutive earnings per sub-share
    certificate                                 $       .62   $      .38   $      1.00   $      .68
                                                ===========   ==========   ===========   ==========

Cash dividends per sub-share certificate                 --           --   $       .40   $      .40
                                                ===========   ==========   ===========   ==========


                 See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                       -----------------------------
                                                                           2003             2002
                                                                       ------------     ------------

Cash flow from operating activities:
    Net income                                                         $ 2,295,558      $ 1,625,614

        Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation                                                     18,000           20,400
           Deferred taxes                                                 (295,241)        (271,821)

           (Increase) decrease in assets:
               Accounts receivable                                          (5,715)         (10,740)
               New notes receivable from land sales                       (487,500)        (145,000)
               Payments received on notes receivable                     1,401,021        1,031,350
               Accrued interest receivable                                (162,319)         (97,626)
               Prepaid Federal income taxes                                (10,308)         149,668
               Prepaid expenses                                             26,906           36,683
           Increase (decrease) in liabilities:
               Federal income taxes payable                               (125,196)          43,182
               Other taxes payable                                         110,952          110,882
               Escrow deposits on land sales                                    --           (4,000)
               Other liabilities payable                                   103,666           32,217
                                                                       -----------      -----------
                   Total adjustments                                       574,266          895,195
                                                                       -----------      -----------
                      Net cash provided by operating activities          2,869,824        2,520,809
                                                                       -----------      -----------

Cash flows from investing activities-
    Additions to water wells, leasehold improvements,
        furniture and equipment                                            (24,749)         (24,513)
                                                                       -----------      -----------
Cash flows from financing activities:
    Sub-shares purchased for retirement                                 (1,955,718)      (1,371,072)
    Dividends paid                                                        (922,955)        (956,995)
                                                                       -----------      -----------
                      Net cash used by financing activities             (2,878,673)      (2,328,067)
                                                                       -----------      -----------
Net increase in cash and cash equivalents                                  (33,598)         168,229

Cash and cash equivalents at beginning of period                         3,347,746        2,585,065
                                                                       -----------      -----------
Cash and cash equivalents at end of period                             $ 3,314,148       $2,753,294
                                                                       ===========      ===========


                 See accompanying notes to financial statements.

                            TEXAS PACIFIC LAND TRUST
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(1) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the "Trust") as of June 30, 2003 and the results of its operations for the three month and six month periods ended June 30, 2003 and 2002, respectively, and its cash flows for the six month periods ended June 30, 2003 and 2002, respectively. These financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002.

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

(5) The results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

(6) Cash in excess of daily requirements is invested primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments for purposes of the statements of cash flows.

        Supplemental cash flow information for the six month periods ended June 30, 2003 and 2002 is summarized as follows:

                                                      2003            2002
                                                      ----            ----

        Federal income taxes paid                 $1,412,766      $  768,000

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

        Earnings per sub-share were $.62 for the second quarter of 2003 compared to $.38 in the second quarter of 2002. Total revenues were $2,584,117 compared to $1,744,395, an increase of 48.1%.

        Land sales for the second quarter of 2003 were 8.12 acres at $80,049 per acre for a total of $650,000. This compares to 2,406.65 acres at an average price of approximately $53 per acre for a total of $128,205 in the second quarter of 2002.

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

        Rentals, royalties and sundry income amounted to $1,696,422 for the second quarter of 2003 compared to $1,372,109 for the second quarter of 2002, up 23.6%. This increase resulted from an increase in oil and gas royalty revenue, which more than offset a decline in easement and other sundry income. The increase in oil and gas royalty income was attributable to the significantly higher market prices for oil and natural gas which prevailed during the second quarter of 2003 compared to the second quarter of 2002.

        Oil and gas royalty revenue was $1,330,605 for the second quarter of 2003, up 46.3% compared to the second quarter of 2002. Oil royalty revenue was $809,160, up 32.1% for the 2003 period. Crude oil production subject to the Trust's royalty interest was up 1.7% in the second quarter of 2003. The average price of crude oil during the second quarter of 2003 increased 29.9% compared to the market prices which prevailed during the second quarter of 2002. Gas royalty revenue was $521,445 in the second quarter of 2003, up 75.7% on a volume decrease of 20.5% which was more than offset by a price increase of 120.7%, compared to the 2002 second quarter.

        Easement and other sundry income was $188,785 for the second quarter of 2003, down 33.0% from the second quarter of 2002. This income is unpredictable and may vary significantly from quarter to quarter.

        Interest revenue was down 2.6% for the second quarter of 2003 compared to the same period of 2002. Interest from notes receivable amounted to $225,353, a 2.5% decrease from the comparable 2002 period. Notes receivable for land sold were $11,010,477 as of June 30, 2003, up 4.5% from June 30, 2002. Sundry interest was $12,342 for the second quarter of 2003, down 4.8% from the second quarter of 2002. Sundry interest income fluctuates based on cash on hand for investment and interest rates on short term investments.

        Taxes, other than Federal income taxes, were up 22.7%. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil and gas prices prevailing during the 2003 second quarter.

        General and administrative expenses were up 22.9% for the second quarter of 2003 compared with the same period of 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

        Earnings per sub-share for the first six months of 2003 were $1.00 compared to $.68 for the first six months of 2002. Total revenues were $4,399,314 compared to $3,267,039, an increase of 34.7%.

        Land sales for the first six months of 2003 were 1,241.82 acres at an average price of approximately $573 per acre for a total of $711,685. This compares to 5,387.51 acres at an average price of approximately $60 per acre for a total of $321,961 during the first six months of 2002.

        Rentals, royalties, and sundry income amounted to $3,196,948 for the first six months of 2003, compared to $2,451,621 for the first six months of 2002, an increase of 30.4%. This increase resulted from an increase in oil and gas royalty revenue, which more than offset a decline in easement and other sundry income. The increase in oil and gas royalty income was attributable to the significantly higher market prices for oil and natural gas which prevailed during the first six months of 2003 versus those which prevailed during the comparable period of 2002.

        Oil and gas royalty revenue for the first six months of 2003 was $2,539,626, up 58.0% compared to the first six months of 2002. Oil royalty revenue was $1,608,686, up 48.1% for the 2003 period. Crude oil production was up just fractionally in the first six months of 2003, but the average price per barrel was up 48.1%. Gas royalty revenue was $930,940 in the first six months of 2003, up 78.6% on a volume decrease of 9.5% which was more than offset by a price increase of 97.5% compared to the first six months of 2002.

        Easement and other sundry income was $393,037 in the first six months of 2003, down 31.5% from the first six months of 2002. This income is unpredictable and may vary significantly from period to period.

        Interest revenue was $490,681 for the first six months of 2003, down 0.5% from the 2002 period. Interest from notes receivable was $465,139, up fractionally from the 2002 period. Sundry interest was $25,542 for the first six months, down 10.7% from the 2002 period.

        Taxes, other than Federal income taxes in the first six months of 2003 were up 25.1%. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil and gas prices prevailing during the 2003 period.

        General and administrative expenses for the first six months of 2003 were up 15.5% from the first six months of 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

        Pursuant to Rule 13a-15, management of the Trust under the supervision and with the participation of Roy Thomas, the Trust's Chief Executive Officer and David M. Peterson, the Trust's Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of the end of the Trust's fiscal quarter covered by this Report on Form 10-Q. Based upon that evaluation, Mr. Thomas and Mr. Peterson concluded that the Trust's disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust's periodic SEC filings.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits
               --------

               31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K.
               -------------------

               The Trust filed a Current Report on Form 8-K on May 5, 2003. In accordance with the interim guidance set forth in SEC Release No. 33-8216, the Trust reported under Item 9, and by reference Item 12, certain of its financial results for the quarter ended March 31, 2003 which were publicly announced in a press release on that date.

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



                                        TEXAS PACIFIC LAND TRUST
                                        ------------------------
                                        (Registrant)




Date:  August 13, 2003            By: /s/ Roy Thomas
                                     -------------------------------------------
                                     Roy Thomas, General Agent,
                                     Authorized Signatory and Chief Executive
                                         Officer

Date:  August 13, 2003            By: /s/ David M. Peterson
                                     -------------------------------------------
                                     David M. Peterson, Assistant General Agent,
                                     and Chief Financial Officer

                                INDEX TO EXHIBITS


    EXHIBIT                             DESCRIPTION
    NUMBER
---------------- ---------------------------------------------------------------

     31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1        Certification of Chief Executive Officer furnished pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2        Certification of Chief Financial Officer furnished pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.