Form 10-Q
period 2003-09-30
TEXAS PACIFIC LAND TRUST
filed 2003-11-14
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE	75-0279735
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1700 Pacific Avenue, Suite 1670, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(214) 969-5530
(Registrant’s Telephone Number, Including Area Code)

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

        Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	September 30, 2003	December 31, 2002

	(Unaudited)

ASSETS

Cash	$242,552	$147,746
Temporary cash investments at cost which approximates market	3,500,000	3,200,000
Accounts receivable	750,790	486,583
Accrued interest receivable	286,846	358,746
Prepaid expenses	4,485	44,844
Notes receivable for land sales	10,647,671	11,923,998
Real estate acquired through foreclosure: (8,089.24 acres at September 30, 2003 and December 31, 2002)	2,470,908	2,470,908
Water wells, leasehold improvements, furniture and equipment - at cost less accumulated depreciation	102,884	102,482

Property, no value assigned:
Land (surface rights) situated in twenty counties in
Texas - 997,278.55 acres in 2003 and 1,004,496.01 acres in 2002	--	--

Town lots in Iatan, Loraine and Morita - 628 lots in 2003 and 2002	--	--

1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2003 and 2002	--	--

1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2003 and 2002	--	--

	$18,006,136	$18,735,307

LIABILITIES AND CAPITAL

Federal income taxes payable	$282,623	$125,196
Other taxes	207,041	30,421
Other liabilities	69,756	10,120
Deferred taxes	4,174,148	4,586,451

Total liabilities	4,733,568	4,752,188

Capital:
Certificate of Proprietary Interest, par value $100
each; no certificates outstanding in 2003 and 2002	--	--

Sub-share Certificates in Certificates of Proprietary
Interest, par value $.16 2/3 each; outstanding:
2,263,187 sub-shares in 2003 and 2,317,387 sub-shares in 2002	--	--

Net proceeds from all sources	13,272,568	13,983,119

Total capital	13,272,568	13,983,119

	$18,006,136	$18,735,307

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income:
Rentals, royalties and sundry income	$1,826,518	$1,222,119	$5,023,466	$3,673,740
Land sales	583,041	385,895	1,294,726	707,856
Interest	245,376	241,676	736,057	735,133

	2,654,935	1,849,690	7,054,249	5,116,729

Expenses:
Taxes, other than Federal income taxes	151,793	114,768	429,962	337,041
General and administrative expenses	362,279	306,940	1,205,845	1,037,063

	514,072	421,708	1,635,807	1,374,104

Income before
Federal income taxes	2,140,863	1,427,982	5,418,442	3,742,625

Federal income taxes	633,870	429,747	1,615,891	1,118,776

Net income	$1,506,993	$998,235	$3,802,551	$2,623,849

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	2,273,587	2,345,104	2,286,303	2,362,347

Basic and dilutive earnings per sub-share certificate	$.66	$.43	$1.66	$1.11

Cash dividends per sub-share certificate	$.35	$--	$.75	$.40

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,802,551	$2,623,849
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	27,000	30,600
Deferred taxes	(412,303)	(330,100)
(Increase) decrease in assets:
Accounts receivable	(264,207)	(5,103)
New notes receivable from land sales	(923,200)	(266,217)
Payments received on notes receivable	2,199,527	1,321,638
Accrued interest receivable	71,900	143,604
Prepaid Federal income taxes	--	149,668
Prepaid expenses	40,359	55,024
Increase (decrease) in liabilities:
Federal income taxes payable	157,427	60,208
Other taxes payable	176,620	166,502
Escrow deposits on land sales	--	95,000
Other liabilities payable	59,636	44,840

Total adjustments	1,132,759	1,465,664

Net cash provided by operating activities	4,935,310	4,089,513

Cash flows from investing activities-
Additions to water wells, leasehold improvements,
furniture and equipment	(27,402)	(36,783)

Cash flows from financing activities:
Sub-shares purchased for retirement	(2,795,232)	(2,467,500)
Dividends paid	(1,717,870)	(956,995)

Net cash used by financing activities	(4,513,102)	(3,424,495)

Net increase in cash and cash equivalents	394,806	628,235
Cash and cash equivalents at beginning of period	3,347,746	2,585,065

Cash and cash equivalents at end of period	$3,742,552	$3,213,300

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

(1)	In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals, except for approximately $264,578 in oil and gas royalty income reflected in this quarter as a result of the Trust's oil and gas audit) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2003 and the results of its operations for the three month and nine month periods ended September 30, 2003 and 2002, respectively, and its cash flows for the nine month periods ended September 30, 2003 and 2002, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2)	No value is assigned to the land, unless acquired through foreclosure; consequently, no allowance for depletion is computed, and no charge to income is made therefor, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3)	The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

(6)	The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2003 and 2002 is summarized as follows:

	2003	2002

Federal income taxes paid	$1,870,767	$1,239,000

(7)	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read together with the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002

        Earnings per sub-share certificate for the third quarter of 2003 were $.66 compared to $.43 in the third quarter of 2002. Total revenue was $2,654,935 for the third quarter of 2003 compared to $1,849,690 for the third quarter of 2002, an increase of 43.5%. This increase in revenue and earnings was largely due to increases in oil and gas royalty income and land sales during the third quarter of 2003 compared to the third quarter of 2002. Oil and gas royalty income for the third quarter of 2003 includes $264,578 receivable from certain oil and gas companies as a result of an audit conducted by the Trust of those companies’ calculations of certain past royalty payments, which accounted for $0.08 of the $0.66 earnings per sub-share certificate for the three months ended September 30, 2003. The $264,578 receivable was paid in the fourth quarter of 2003.

        In the third quarter of 2003, land sales totaled $583,041, representing the sale of 5,975.64 acres at an average price of $97.57 per acre. In the comparable period of 2002, land sales totaled $385,895, representing the sale of 3,840.90 acres at an average price of $100.47 per acre.

        Land sales may vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of land sales in the future. The Trust is a passive seller of land and does not actively solicit sales of land. The demand for, and the sales price of, any particular tract of the Trust’s land is influenced by many factors, including, the national and local economies, the rate of residential and commercial development in nearby areas, livestock carrying capacity, and the condition of the local agricultural industry, which itself is influenced by range conditions and prices for livestock and other agricultural products. Approximately 99% of the Trust’s land is classified as ranch land and intermingled with other ownerships to form ranching units. Ranch land sales are, therefore, largely dependent on the actions of the adjoining landowners.

        Rentals, royalties and sundry income were $1,826,518 for the third quarter of 2003 compared to $1,222,119 for the third quarter of 2002, an increase of 49.5%. This increase resulted from an increase in oil and gas royalty revenue, which more than offset a decline in easement and other sundry income. The increase in oil and gas royalty income was primarily attributable to the significantly higher market prices for oil and natural gas which prevailed during the third quarter of 2003 compared to the third quarter of 2002, an increase in crude oil production and, as noted above, the $264,578 receivable from certain oil and gas companies as a result of an audit conducted by the Trust of those companies’ calculations of certain past royalty payments.

        Oil and gas royalty revenue was $1,559,361 for the third quarter of 2003 compared to $902,458 for the third quarter of 2002, an increase of 72.8%. Oil royalty revenue was $1,028,356 for the third quarter of 2003, an increase of 72.5% from the third quarter of 2002. Crude oil production subject to the Trust’s royalty interest increased 55.6% in the third quarter of 2003, while the average price per royalty barrel of crude oil increased 10.9%. Gas royalty revenue for the third quarter of 2003 was $531,005, an increase of 73.4% from the third quarter of 2002 on a volume increase of 13.3% and a price increase of 53.0% compared to the third quarter of 2002. These figures include the results of the audit referred to above.

        Easement and sundry income was $155,766 for the third quarter of 2003, a decrease of 24.5% from the third quarter of 2002. This category of income is unpredictable and may vary significantly from quarter to quarter.

        Interest revenue was $245,376 for the third quarter of 2003 compared to $241,676 for the third quarter of 2002, an increase of 1.5%, primarily due to an increase in interest from notes receivable, which was $235,645 for the third quarter of 2003. As of September 30, 2003, notes receivable for land sales was $10,647,671, an increase of 2.7% from notes receivable for land sales as of September 30, 2002. Sundry interest was $9,731 for the third quarter of 2003, a 21.6% decrease from the third quarter of 2002. Sundry interest income fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes, increased 32.3% for the third quarter of 2003 compared to the third quarter of 2002. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil and gas prices prevailing during the third quarter of 2003, the increase in crude oil production during that period and the results of the audit referred to above.

        General and administrative expenses increased 18.0% for the third quarter of 2003 from the third quarter of 2002, primarily due to an increase in professional fees and administrative expenses.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

        Earnings per sub-share certificate for the first nine months of 2003 were $1.66 compared to $1.11 for the first nine months of 2002. Total revenue was $7,054,249 for the first nine months of 2003 compared to $5,116,729 for the first nine months of 2002, an increase of 37.9%. This increase in revenue and earnings was largely due to increases in oil and gas royalty income and land sales during the first nine months of 2003 compared to the first nine months of 2002. Oil and gas royalty income for the first nine months of 2003 includes $264,578 receivable from certain oil and gas companies as a result of an audit conducted by the Trust of those companies’ calculations of certain past royalty payments, which accounted for $0.08 of the $1.66 earnings per sub-share certificate for the nine months ended September 30, 2003. The $264,578 receivable was paid in the fourth quarter of 2003.

        In the first nine months of 2003, land sales totaled $1,294,726, representing the sale of 7,217.46 acres at an average price of $179.39 per acre. In the comparable period of 2002, land sales totaled $707,856, representing the sale of 9,228.41 acres at an average price of $76.70 per acre.

        Rentals, royalties, and sundry income were $5,023,466 for the first nine months of 2003 compared to $3,673,740 for the first nine months of 2002, an increase of 36.7%. This increase resulted from an increase in oil and gas royalty revenue, which more than offset a decline in easement and other sundry income. The increase in oil and gas royalty income was primarily attributable to the significantly higher market prices for oil and natural gas which prevailed during the first nine months of 2003 compared to the first nine months of 2002, an increase in crude oil production and, as noted above, the $264,578 receivable from certain oil and gas companies as a result of an audit conducted by the Trust of those companies’ calculations of certain past royalty payments.

        Oil and gas royalty revenue was $4,098,987 for the first nine months of 2003 compared to $2,510,139 for the first nine months of 2002, an increase of 63.3%. Oil royalty revenue was $2,637,042 for the first nine months of 2003, an increase of 56.7% from the first nine months of 2002. Crude oil production subject to the Trust’s royalty interest increased 17.1% in the first nine months of 2003, while the average price per barrel of crude oil increased 33.8%. Gas royalty revenue for the first nine months of 2003 was $1,461,945, an increase of 76.7% from the first nine months of 2002 on a volume decrease of 1.9% which was more than offset by a price increase of 80.5% compared to the first nine months of 2002. These figures include the results of the audit referred to above.

        Easement and sundry income was $548,803 for the first nine months of 2003, a decrease of 29.7% from the first nine months of 2002. This category of income is unpredictable and may vary significantly from period to period.

        Interest revenue was essentially flat for the first nine months of 2003 compared to the first nine months of 2002. Interest from notes receivable was $700,784 during the first nine months of 2003, representing an increase of 1.0% from the first nine months of 2002. Sundry interest was $35,273 for the first nine months of 2003, a 14.0% decrease from the first nine months of 2002. Sundry interest income fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes, increased 27.6% for the first nine months of 2003 compared to the first nine months of 2002. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil and gas prices prevailing during the first nine months of 2003, the increase in crude oil production during that period and the results of the audit referred to above.

        General and administrative expenses increased 16.3% for the first nine months of 2003 from the first nine months of 2002, primarily due to an increase in professional fees and administrative expenses.

Liquidity and Capital Resources

        The Trust’s principal sources of liquidity are revenues from oil and gas royalties, lease rentals and receipts of interest and principal payments on the notes receivable arising from land sales. In the past, those sources have generated more than adequate amounts of cash to meet the Trust’s needs and, in the opinion of management, should continue to do so in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the information related to market risk of the Trust since December 31, 2002.

Item 4.  Controls and Procedures

        Pursuant to Rule 13a-15, management of the Trust under the supervision and with the participation of Roy Thomas, the Trust’s Chief Executive Officer and David M. Peterson, the Trust’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the Trust’s fiscal quarter covered by this Report on Form 10-Q. Based upon that evaluation, Mr. Thomas and Mr. Peterson concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

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

The Trust furnished a Current Report on Form 8-K on August 4, 2003. The Trust furnished, under Item 12, certain of its financial results for the quarter ended June 30, 2003 which were publicly announced in a press release on that date.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	TEXAS PACIFIC LAND TRUST (Registrant) By: /s/ Roy Thomas —————————————— Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 14, 2003	By: /s/ David M. Peterson —————————————— David M. Peterson, Assistant General Agent and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.