Form 10-K
period 2003-12-31
TEXAS PACIFIC LAND TRUST
filed 2004-03-15
CIK 97517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_________________

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the fiscal year ended: December 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________.

Commission file No.: 1-737
_________________

TEXAS PACIFIC LAND TRUST
(Exact Name of Registrant as Specified in its Charter)

Not Applicable	75-0279735
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

_________________

1700 Pacific Avenue, Suite 1670
Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (214) 969-5530
_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Sub-shares in Certificate of Proprietary Interest	New York Stock Exchange
(par value $.16-2/3 per share)

_________________

Securities registered pursuant to Section 12(g) of the Act:

None
____________________

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003) was approximately $108,581,485.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Cautionary Statement Regarding Forward-Looking Statements

        Statements in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.  Business

    (a)        General Development of Business. The registrant (hereinafter called “Texas Pacific” or the “Trust”) was organized under a Declaration of Trust dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the holders of certain debt securities of the Texas and Pacific Railway Company. The Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner, and to use the lands and the proceeds of sale of the lands, either to pay dividends to the Certificate holders or to buy in and cancel outstanding Certificates. The Trust’s income is derived primarily from land sales, oil and gas royalties, grazing leases, and interest on investments. This method of operation has continued through the present. During the last five years there has not been any reorganization, disposition of any material amount of assets not in the ordinary course of business (although in the ordinary course of business Texas Pacific does sell or lease large tracts of land owned by it), or any material change in the mode of conducting business.

        Texas Pacific’s income from oil and gas royalties has been limited in the past by the level of production authorized for prorated wells each year by the regulations of the Railroad Commission of Texas. The monthly percentage of allowable production has averaged 100% in recent years, but, because of the limited capacity of older wells and other operating problems, the percentage permitted by the Commission could not be produced by most operators.

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

    (c)        Narrative Description of Business. As previously indicated, the business done and intended to be done by Texas Pacific consists of sales and leases of land owned by it, retaining oil and gas royalties, temporary cash investments and the overall management of the land owned by it.

(i)	During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of consolidated revenues.

	2003	2002	2001
Land Sales	16%	33%	50%
Oil and Gas Royalties	54%	41%	31%

(ii)	Texas Pacific is not in the business of development of new products.
(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)	During 2003, Texas Pacific received $885,737, or 16 percent of its oil and gas royalty income, from 50 leases operated by Chevron U.S.A., Inc.

(viii)	Backlogs are not relevant to an understanding of Texas Pacific’s business.

(ix)	No material portion of Texas Pacific’s business is subject to renegotiation or termination at the election of the Government.

(x)	The Trust does not have competitors, as such, in that it sells, leases and generally manages land owned by it and, to that extent, any owner of property located in areas comparable to the Trust is a potential competitor.

(xi)	Research activities relating to the development of new products or services or to the improvement of existing products or services are not material to the Trust’s business.

(xii)	Compliance with Federal, State and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effect upon the capital expenditures, earnings and competitive position of Texas Pacific. To date Texas Pacific has not been called upon to expend any funds for these purposes.

(xiii)	As of February 29, 2004, Texas Pacific had eight (8) full-time employees.

    (d)        Financial Information about Foreign and Domestic Operations and Export Sales. Texas Pacific does not have any foreign operations. For each of its last three fiscal years, all of the Trust’s revenues have been derived from, and all of its long-lived assets have been located in the United States.

    (e)        Available Information. The Trust does not maintain an Internet website. Accordingly, it does not make its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available free of charge on or through an Internet website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). However, the Trust will voluntarily provide electronic or paper copies free of charge upon written request addressed to: Texas Pacific Land Trust, 1700 Pacific Avenue, Suite 1670, Dallas, Texas 75201, Attention: General Agent.

Item 2:  Properties.

        Texas Pacific Land Trust owns the surface estate in 1,004,725 acres of land located in 20 counties in the western part of Texas. The Trust also owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 2003, grazing leases were in effect on 99.3 percent or approximately 998,104 acres of the Trust’s land. Approximately 7,841 acres of land were sold in 2003. The Trust leases office space in Dallas, Texas.

Item 3:  Legal Proceedings.

        Texas Pacific is not involved in any material pending legal proceedings.

Item 4:  Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

        The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange. The range of reported sales prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2003		2002
	High	Low	High	Low
1st Quarter	$45.90	$40.50	$38.45	$34.45
2nd Quarter	51.25	43.20	42.75	37.52
3rd Quarter	51.65	46.80	41.00	36.25
4th Quarter	58.24	50.31	42.75	38.60

        Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a regular dividend once a year for the preceding 47 years. The regular dividend was $.40 per Sub-share in 2003 and $.40 per Sub-share in 2002 and was paid during the first quarter of each year. In addition, Texas Pacific paid a special dividend of $.35 per Sub-share during the third quarter of 2003. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

        The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2004, were as follows:

Certificates of Proprietary Interest	--
Sub-shares in Certificates of Proprietary Interest	653

TOTAL	653

        The Trust did not sell any equity securities during the year ended December 31, 2003.

Item 6:  Selected Financial Data.

        The selected financial data set forth below for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
Gross income	$9,953,329	$9,122,098	$13,429,368	$7,798,999	$5,924,237
Expenses	2,358,086	2,028,478	3,385,347	2,456,242	1,724,815

Income before Federal income
taxes	7,595,243	7,093,620	10,044,021	5,342,757	4,199,422
Federal income taxes	2,265,092	2,192,834	3,157,508	1,584,688	1,261,595

Net income	$5,330,151	$4,900,786	$6,886,513	$3,758,069	$2,937,827

Net income per Sub-share	$2.34	$2.09	$2.79	$1.47	$1.11
Dividends per Sub-share	$.75	$.40	$.40	$.40	$.40
Average number of Sub-shares
outstanding	2,274,212	2,347,467	2,464,162	2,555,062	2,642,626

	As of December 31,
	2003	2002	2001	2000	1999
Total assets, exclusive of property with no assigned value	$18,321,900	$18,735,307	$17,628,181	$15,329,316	$15,876,606

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read together with the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes,” or similar expressions, when used in this Form 10-K or other filings with the SEC, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

      Results of Operations

        The Trust’s primary sources of income are revenue derived from sales of land, either for cash or a combination of cash and mortgage notes, and revenue derived from the Trust’s land and mineral interests. Revenue from sales of land declined by $1,421,593, or 46.6%, in 2003 compared to 2002. However, this decline in revenue from sales of land was more than offset by increases in revenue from the Trust’s land and mineral royalties. As a result, the Trust’s gross income for 2003 increased by $831,231, or 9.1%, compared to 2002. The Trust’s revenue for 2003 included $264,578 of oil and gas royalties for past production resulting from an audit of an oil and gas lease and $655,921 of sundry income resulting from settlement of claims with respect to three other oil and gas leases. As is its tradition, the Trust continued to purchase and retire Sub-shares, with 73,612 Sub-shares being purchased and retired during 2003, leaving 2,248,375 Sub-shares outstanding at December 31, 2003.

        Earnings per Sub-share certificate for 2003 were $2.34 compared to $2.09 in 2002 and $2.79 in 2001. Total revenues in 2003 were $9,953,329, in 2002 $9,122,098, and in 2001 $13,429,368.

        Land sales in 2003 were $1,629,191, compared to $3,050,784 in 2002 and $6,708,863 in 2001. A total of 7,841 acres were sold in 2003 at an average price of $208 per acre, compared to 9,295 acres in 2002 and 13,579 acres in 2001 at average prices per acre of $328 and $494, respectively.

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

        Rentals, royalties and other income were $8,324,138 in 2003, compared to $6,071,314 in 2002 and $6,720,505 in 2001.

        Oil and gas royalty revenue in 2003 was $5,411,681, compared to $3,710,409 in 2002 and $4,176,672 in 2001. As noted above, the 2003 revenue figure includes $264,578 related to past production which resulted from an audit of an oil and gas lease. Oil royalty revenue was $3,526,400 and gas royalty revenue was $1,885,281 in 2003. Crude oil production from Trust royalty wells increased 17.1% in 2003 and the average price for crude oil increased 25.3%. Total gas production decreased 14.2% in 2003, but this decrease in the volume of gas production was more than offset by a 68.1% increase in the average price for gas during 2003 compared to 2002. The average price per royalty barrel of crude oil for 2003, 2002, and 2001 was $29.18, $23.28, and $25.84, respectively. The Trust’s oil and gas royalty income is from perpetual non-participating royalty interests. The Trust has no control over changes in production or prices of oil and gas.

        Interest revenue was $972,064 in 2003, compared to $979,948 in 2002 and $885,971 in 2001. Interest on notes receivable amounted to $924,228 in 2003, compared to $925,453 in 2002, and $802,111 in 2001. At year end 2003, notes receivable from land sales were $10,501,601 compared to $11,923,998 in 2002 and $11,421,331 in 2001. Sundry interest amounted to $47,836 in 2003, $54,495 in 2002, and $83,860 in 2001. Total principal cash payments on notes receivable were $2,422,446 in 2003.

        Easement and sundry income revenue in 2003 was $1,462,729 compared to $895,175 in 2002 and $1,155,859 in 2001. The significant increase for 2003 was primarily due to $655,921 received as a result of a settlement of claims with respect to three oil and gas leases.

        Taxes, other than Federal income taxes, were $563,621 in 2003 compared to $480,575 in 2002 and $517,086 in 2001. Oil and gas production taxes were $303,673 in 2003 compared to $208,413 in 2002 and $240,906 in 2001. Ad valorem taxes were $218,748 in 2003 compared to $232,689 in 2002 and $236,831 in 2001. Basis in real estate sold was $232,372 in 2003, $98,165 in 2002, and $1,541,416 in 2001. All other expenses were $1,562,093 in 2003, $1,449,738 in 2002, and $1,326,845 in 2001.

      Liquidity

        The Trust’s principal sources of liquidity are its revenues from oil and gas royalties, lease rentals and receipts of interest and principal payments on the notes receivable arising from its sales of land. In the past these sources have generated more than adequate amounts of cash to meet the Trust’s needs and, in the opinion of management, should continue to do so in the foreseeable future.

      Off-Balance Sheet Arrangements

        The Trust has not engaged in any off-balance sheet arrangements.

      Tabular Disclosure of Contractual Obligations

        As of December 31, 2003, the Trust’s known contractural obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$--	$--	$--	$--	$--
Capital lease obligations	--	--	--	--	--
Operating lease obligations	27,948	27,948	--	--	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities reflected on the Trust's balance sheet under GAAP	--	--	--	--	--

Total	$27,948	$27,948	$--	$--	$--

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

        Valuation of Notes Receivable — Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses is recorded in the period of determination. At December 31, 2003, and 2002, there were no significant delinquencies, and as such, no allowance for losses have been recorded.

        Valuation of Real Estate Acquired Through Foreclosure — The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2003, and 2002, no valuation allowances were recorded.

        Gain Recognition on Land Sales — Accounting principles generally accepted in the United States of America dictate the manner in which the gain or loss on the sale of land is recorded. The Trust has established policies for the sale of land, which result in the full accrual method of gain recognition. This policy generally requires that the Trust receive a minimum cash down payment of 25% of the sales price on each sale and that any related notes receivable require regular principal and interest payments, payable over terms from 5 to 15 years.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk.

        The Trust’s primary market risk exposure relates to changes in interest rates related to its notes receivable. To limit the impact of interest rate changes, the Trust enters into fixed rate notes receivable that approximate the current interest rate for land sales at the time. As a result, the Trust’s only interest rate risk is the opportunity loss should interest rates increase. The following table summarizes expected maturities of the Trust’s notes receivable. As the interest rates represent rates which management believes are current rates on similar land sales, the Trust believes the fair values of its notes receivable approximate the carrying amounts.

Year Ending December 31	Maturity
2004	$731,181
2005	742,965
2006	806,592
2007	826,348
2008	870,852
Thereafter	6,523,663

$10,501,601

The Trust’s remaining financial instruments consist of cash, temporary cash investments and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8:  Financial Statements and Supplementary Data.

        See the Index to Financial Statements included in Item 15. The Financial Statements listed therein are incorporated herein by reference to pages F-1 through F-14 of this Report on Form 10-K.

Item 9:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A:  Controls and Procedures.

        Pursuant to Rule 13a-15, management of the Trust under the supervision and with the participation of Roy Thomas, the Trust’s Chief Executive Officer and David M. Peterson, the Trust’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the Trust’s fiscal year covered by this Report on Form 10-K. Based upon that evaluation, Mr. Thomas and Mr. Peterson concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

PART III

Item 10:  Directors and Executive Officers of the Registrant.

    (a)        Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person has Served in Office
Maurice Meyer III	68	Trustee, Chairman of the Trustees and Member of Audit Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.

Joe R. Clark	76	Trustee, Vice Chairman of the Trustees and Chairman of Audit Committee	Trustee since February 20, 1987; Vice Chairman of Trustees since May 28, 2003. Mr. Clark served as Chairman of the Trustees from June 7, 2000 through May 27, 2003.

John R. Norris III	50	Trustee and Member of Audit Committee	Trustee since June 7, 2000.

    (b)        Executive Officers

Name	Age	Position and Offices Held With Registrant	Period During Which Person has Served in Office
Roy Thomas	57	General Agent, Chief Executive Officer and Secretary	General Agent and Secretary of the Trust since January 1, 1995 and Chief Executive Officer since November
  12,   2002. Mr. Thomas had previously served as
  Assistant General Agent from   December 1, 1992
			through December 31, 1994.

David M. Peterson	38	Assistant General Agent and Chief Financial Officer	Assistant General Agent since January 1, 1997 and Chief Financial Officer since November 12, 2002.

        The Trustees hold office until their death, resignation or disqualification. The General Agent, Chief Executive Officer and Secretary and the Assistant General Agent and Chief Financial Officer hold office until their death, resignation, discharge or retirement pursuant to the Texas Pacific Land Trust Employees’ Pension Plan. No executive officer was selected to be an officer pursuant to any arrangement or understanding between him and any other person or persons other than the Trustees acting solely in their capacity as such.

    (c)        Certain Significant Employees. The Trust does not employ any person who is not an executive officer who makes or is expected to make significant contributions to the business of the Trust.

    (d)        Family Relations. There are no family relationships among any of the Trustees and executive officers of the registrant.

    (e)        Business Experience.

Name of Trustee or Executive Officer	Principal Occupation or Employment During the Past Five Years
Maurice Meyer III	Former Vice Chairman of Henderson Brothers; personal investments
Joe R. Clark	Former President of Texas Pacific Oil Company, Inc.; personal investments
John R. Norris III	Attorney; Calloway, Norris & Burdette, Dallas, Texas
Roy Thomas	General Agent, Chief Executive Officer and Secretary of Texas Pacific Land Trust
David M. Peterson	Assistant General Agent and Chief Financial Officer of Texas Pacific Land Trust

    (f)        Involvement in Certain Legal Proceedings. During the past five years, no Trustee or executive officer has been involved in any event reportable under this caption.

    (g)        Promoters and Control Persons. Not applicable.

    (h)         Audit Committee Financial Expert. The Board of Trustees has determined that no current member of the Board of Trustees serving on the Trust’s Audit Committee would meet the requirements of the definition of “audit committee financial expert” set forth in the applicable rules of the SEC. The terms of the Trust, which was established in 1888, and governing law would require an amendment of the Trust in order to add new Trustees who would satisfy the requirements of the definition. Any amendment of the Trust to do so would necessarily involve judicial proceedings and an expensive time-consuming process with no assurance that an individual meeting the requirements of the definition, who would be willing to serve as Trustee given the modest compensation offered ($2,000 per annum, $4,000 per annum for the Chairman), could be located. The Audit Committee consists of the three independent Trustees, each of whom has been determined by the Board of Trustees to be qualified, in their judgment, to monitor the performance of management, the Trustee’s internal accounting operations and the independent auditors and to be qualified to monitor the disclosures of the Trust. In addition, the Audit Committee has the ability to retain its own independent accountants, attorneys and other advisors, whenever it deems appropriate, to advise it. As a result, the Board of Trustees believes that the time and expense involved in an amendment of the Trust, with no assurance that an individual meeting the requirements of the definition of “audit committee financial expert” could be persuaded to become a member of the Board of Trustees, would not be in the best interests of the Trust at this time.

Code of Ethics

        The Trust has adopted a code of ethics applicable to its chief executive officer, chief financial officer and certain other employees. The Trust will provide a copy of the code of ethics free of charge to any person upon written request addressed to: Texas Pacific Land Trust, 1700 Pacific Avenue, Suite 1670, Dallas, Texas 75201, Attention: General Agent.

Item 11:  Executive Compensation.

Summary Compensation Table

        The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to the Trust’s Chief Executive Officer and its other most highly compensated executive officers (collectively, the “Named Executive Officers”):

		Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	All Other Compensation(2)
Roy Thomas	2003	$160,833	--	--	$9,650
General Agent, Chief Executive	2002	$154,500	--	--	$9,270
Officer and Secretary	2001	$145,750	--	--	$8,745
David M. Peterson	2003	$91,200	--	--	$5,472
Assistant General Agent and Chief	2002	$87,283	--	--	$5,237
Financial Officer	2001	$81,958	--	--	$4,918

(1)	The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officers for all years presented have not been reflected in this table because the amount was below the Securities and Exchange Commission’s threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for the Named Executive Officer for the year).

(2)	Represents contributions by the Trust to the account of the Named Executive Officer under the Trust’s defined contribution retirement plan.

Retirement Plans

        The registrant maintains the Texas Pacific Land Trust Employees’ Pension Plan, a non-contributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant’s contributions, payments or accruals with respect to Mr. Thomas and Mr. Peterson are not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% of each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $58,822.20 per year upon retirement at age 65, and Mr. Peterson is estimated to have retirement benefits of $45,457.83 per year upon retirement at age 65. Total compensation paid during 2003 to the eight (8) employees covered by the Employees’ Pension Plan was $583,937. The remuneration covered by the plan is salary.

        Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The amounts contributed to this Plan on behalf of Messrs. Thomas and Peterson are included in the Summary Compensation Table. During 2003, the Trust

contributed an aggregate of $35,336 on behalf of all employees, including Messrs. Thomas and Peterson.

Trustee Compensation

        The Chairman of the Trustees receives the sum of $4,000 per year as compensation for his services, and each of the other two Trustees receives the sum of $2,000 per year for their services.

Employment Agreements

        The Trust is not a party to any employment agreements with any of its Named Executive Officers. There is no compensation plan or arrangement with respect to any individual named in the Summary Compensation Table that results, or will result, from the resignation, retirement or any other termination of such individual’s employment or from a change in control of Texas Pacific or from a change in the individual’s responsibilities following a change in control of Texas Pacific.

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

    (b)        Security Ownership of Management: The following table gives the information indicated as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) of Texas Pacific beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership On January 31, 2004		Percent of Class
Sub-share certificates:	Maurice Meyer III	14,950	(2)		*
Sub-share certificates:	Joe R. Clark	500			*
Sub-share certificates:	John R. Norris III	200			*
Sub-share certificates:	Roy Thomas	100			*
Sub-share certificates:	David M. Peterson	--		--

Sub-share certificates:	All Trustees and Officers as a Group	15,750.70%

*Indicates ownership of less than 1% of the class.

(1)	The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred Sub-shares or six hundred Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. On January 31, 2004, no trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

(2)	Does not include 2,300 Sub-shares owned by the wife of Mr. Meyer in which Mr. Meyer disclaims any beneficial ownership.

    (c)        Changes in Control. Texas Pacific has no knowledge of any arrangement that may result in any change of control of the Trust.

Item 13:  Certain Relationships and Related Transactions.

    (a)        Transactions with management and others. There are no reportable transactions or currently proposed transactions between Texas Pacific and any Trustee or executive officer of Texas Pacific or any security holder of Texas Pacific or any member of the immediate family of the foregoing persons.

    (b)        Certain business relationships. No relationships exist with any Trustee that are required to be disclosed under this paragraph.

    (c)        Indebtedness of Management. There are no persons indebted to Texas Pacific in an amount in excess of $60,000 that are required to be disclosed under this paragraph.

    (d)        Transactions with Promoters. Not applicable.

Item 14:  Principal Accountant Fees and Services.

        All professional services rendered by KPMG LLP during 2003 were furnished at customary rates. A summary of the fees which KPMG billed the Trust for services provided in 2003 and 2002 is set forth below:

        Audit Fees. KPMG billed the Trust approximately $67,300 in 2003 and $56,700 in 2002, respectively, in connection with its audits of the financial statements of the Trust in those years and its review of financial statements included in the Trust’s quarterly reports on Form 10-Q.

        Audit-Related Fees. KPMG did not bill the Trust any amount for audit-related services in either 2003 or 2002 not included in “Audit Fees”, above.

        Tax Fees. KPMG billed the Trust approximately $12,300 in 2003 and $11,700 in 2002, respectively, in connection with the preparation and review of the Trust’s Federal income tax filings.

        Other Fees. KPMG did not bill the Trust any other fees in either 2003 or 2002.

        The Audit Committee has established a policy requiring approval by it of all fees for audit and non-audit services to be provided by the Trust’s independent accountants, prior to commencement of such services. Consideration and approval of fees generally occurs at the Committee’s regularly scheduled meetings or, to the extent that such fees may relate to other matters to be considered at special meetings, at those special meetings.

        None of the fees described above under the captions “Audit-Related Fees,” “Tax Fees” and “Other Fees” were approved by the Committee pursuant to the “de minimis” exception set forth in Rule 2-01(c)(7)(i)(C) under SEC Regulation S-X.

PART IV

Item 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements.

        The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-14 hereof:

Independent Auditors’ Report

Balance Sheets – December 31, 2003 and 2002

Statements of Income – Years Ended December 31, 2003, 2002 and 2001

Statements of Net Proceeds from All Sources – Years Ended December 31, 2003, 2002 and 2001

Statements of Cash Flows – Years Ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

        All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)	Reports on Form 8-K.

(i) The Trust furnished a Current Report on Form 8-K on November 11, 2003. The Trust furnished, under Item 12, certain of its financial results for the quarter ended September 30, 2003 which were publicly announced in a press release on that date.

(ii) The Trust filed a current report on Form 8-K on December 15, 2003. The Trust reported under Item 5 the issuance of a press release announcing the settlement of claims relating to three oil and gas leases.

        (c)      Exhibits.

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

        (d)      Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2004.

                                                     TEXAS PACIFIC LAND TRUST

By:/s/ Roy Thomas ROY THOMAS General Agent, Chief Executive Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2004.

Signature	Title(s)
/s/ Roy Thomas	General Agent, Chief Executive Officer and Secretary (Principal Executive Officer)
Roy Thomas

/s/ David M. Peterson	Assistant General Agent and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
David M. Peterson

/s/ Maurice Meyer III	Chairman of the Trustees
Maurice Meyer III

/s/ Joe R. Clark	Trustee
Joe R. Clark

/s/ John R. Norris III	Trustee
John R. Norris III

Item 15(a):  Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable.

Independent Auditors’ Report

The Trustees and Certificate Holders
Texas Pacific Land Trust:

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the Trust) as of December 31, 2003 and 2002, and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Dallas, Texas
January 23, 2004

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS
December 31, 2003 and 2002

ASSETS	2003	2002
Cash	$163,250	$147,746
Temporary cash investments - at cost which approximates fair value	4,350,000	3,200,000
Notes receivable for land sales ($731,181 due in 2004 and
$722,091 due in 2003) (note 1)	10,501,601	11,923,998
Prepaid insurance	57,423	44,844
Other assets	929,317	845,329
Real estate acquired through foreclosure (note 3)	2,238,536	2,470,908
Water wells, leasehold improvements, furniture, and equipment -
at cost less accumulated depreciation	81,773	102,482
Property, no value assigned (note 1):
Land (surface rights) situated in twenty counties in Texas -
996,638 acres in 2003 and 1,004,496 acres in 2002	--	--
Town lots in Iatan, Loraine, and Morita, Texas - 628 lots	--	--
1/16 nonparticipating perpetual royalty interest in
386,987.70 acres	--	--
1/128 nonparticipating perpetual royalty interest in
85,413.60 acres	--	--

Total assets	$18,321,900	$18,735,307

LIABILITIES AND CAPITAL
Accounts payable and other liabilities	$31,434	$10,120
Federal income taxes	205,562	125,196
Other taxes	34,521	30,421
Deferred taxes (note 5)	4,059,410	4,586,451

Total liabilities	4,330,927	4,752,188

Capital (notes 1 and 6):
Certificates of Proprietary Interest, par value $100 each;
Outstanding 0 Certificates	--	--
Sub-share Certificates in Certificates of Proprietary Interest, par value $.16 2/3 each; outstanding 2,248,375 Sub-shares
in 2003 and 2,317,387 Sub-shares in 2002	--	--
Net proceeds from all sources	13,990,973	13,983,119

Total capital	13,990,973	13,983,119

Total liabilities and capital	$18,321,900	$18,735,307

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Income:
Oil and gas royalties	$5,411,681	$3,710,409	$4,176,672
Grazing lease rentals	477,664	485,782	502,003
Land sales	1,629,191	3,050,784	6,708,863
Interest	972,064	979,948	885,971
Easements and sundry income	1,462,729	895,175	1,155,859

	9,953,329	9,122,098	13,429,368

Expenses:
Taxes, other than Federal income taxes	563,621	480,575	517,086
Salaries and related employee benefits	657,475	680,889	618,740
General expense, supplies, and travel	405,613	445,148	457,674
Basis in real estate sold	232,372	98,165	1,541,416
Legal and professional fees	390,563	265,048	189,392
Commissions to local agents	49,513	688	923
Depreciation	50,929	49,965	52,116
Trustees' compensation	8,000	8,000	8,000

	2,358,086	2,028,478	3,385,347

Income before Federal income taxes	7,595,243	7,093,620	10,044,021

Federal income taxes (note 5):
Current	2,792,133	2,008,864	2,660,705
Deferred	(527,041)	183,970	496,803

	2,265,092	2,192,834	3,157,508

Net income	$5,330,151	$4,900,786	$6,886,513

Net income per Sub-share Certificate	$2.34	$2.09	$2.79

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Balance at beginning of year	$13,983,119	$13,197,642	$11,268,307
Add: Net income for year	5,330,151	4,900,786	6,886,513

	19,313,270	18,098,428	18,154,820

Deduct:
Cost of Sub-share Certificates in Certificates
of Proprietary Interest purchased and
cancelled - 73,612 Sub-shares in 2003,
81,006 Sub-shares in 2002, and
105,812 Sub-shares in 2001	3,604,427	3,158,314	3,953,656
Dividends paid - per Certificate of
Proprietary Interest - $0 in 2003 and 2002,
$240 in 2001; per Sub-share Certificate -
$0.75 in 2003, and $0.40 in 2002 and 2001	1,717,870	956,995	1,003,522

	5,322,297	4,115,309	4,957,178

Balance at end of year	$13,990,973	$13,983,119	$13,197,642

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$5,330,151	$4,900,786	$6,886,513
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	50,929	49,965	52,116
Deferred taxes	(527,041)	183,970	496,803
Basis in real estate sold	232,372	98,165	1,541,416
Changes in assets and liabilities:
New notes receivable from land sales	(1,000,049)	(2,023,413)	(4,456,260)
Payments received on notes receivable	2,422,446	1,500,724	1,626,927
Prepaid insurance and other assets	(96,567)	(76,330)	196,441
Accounts payable and other liabilities	21,314	2,583	(44,174)
Federal income and other taxes payable	84,466	284,764	(232,767)

Net cash provided by operating
activities	6,518,021	4,921,214	6,067,015

Cash flows from investing activities:
Additions to water wells, leasehold
improvements, furniture, and equipment	(30,220)	(43,224)	(138,606)

Net cash used in investing activities	(30,220)	(43,224)	(138,606)
Cash flows from financing activities:
Purchase of Sub-share Certificates in
Certificates of Proprietary Interest	(3,604,427)	(3,158,314)	(3,953,656)
Dividends	(1,717,870)	(956,995)	(1,003,522)

Net cash used in financing activities	(5,322,297)	(4,115,309)	(4,957,178)

Net increase in cash and
temporary cash investments	1,165,504	762,681	971,231
Cash and temporary cash investments
at beginning of year	3,347,746	2,585,065	1,613,834

Cash and temporary cash investments
at end of year	$4,513,250	$3,347,746	$2,585,065

Supplemental disclosure of non-cash transactions:
Conversion of notes receivable and accrued
interest receivable to real estate acquired
through foreclosure (note 3)	$--	$20,022	$--

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
Notes to Financial Statements
December 31, 2003, 2002, and 2001

(1)	Summary of Significant Accounting Policies

(a)	General

The fair market value of the Texas Pacific Land Trust’s (Trust) land and royalty interests was not determined in 1888 when the Trust was formed; therefore, no value is assigned to the land, town lots, royalty interests, Certificates of Proprietary Interest, and Sub-share Certificates in Certificates of Proprietary Interest in the accompanying balance sheets. Consequently, in the statements of income, no allowance is made for depletion and no cost is deducted from the proceeds of original land sales. Even though the 1888 value of the real properties cannot be precisely determined, the Trustees have concluded that the effect of this matter can no longer be significant to the Trust’s financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties.

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

Critical accounting policies in general are those that require estimates that are more difficult for management to determine or have the potential to result in materially different statements under different assumptions and conditions. Our critical accounting policies outlined below include gain recognition on land sales and valuation of notes receivable (note 1(b)) and valuation of real estate acquired through foreclosure (note 3).

(b)	Revenue Recognition and Notes Receivable

The Trust generally receives cash payments on land sales of 25% or more within the first year of such sales. Thereafter, annual principal and interest payments are required by the Trust. Accordingly, income is recognized on land sales during the periods in which such sales are closed and sufficient amounts of cash down payments are received using the full accrual method of gain recognition. For Federal income tax purposes, such sales are recognized on the installment method. The installment method is also used for sales not meeting the minimum down payment requirements.

Notes receivable related to land sales bear interest rates ranging from 7.5% to 11% as of December 31, 2003 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 8.37% as of December 31, 2003. The annual installments on notes are generally payable over terms of 5 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2003, 2002 and 2001 were $1,648,383, $651,178, and $1,054,801, respectively. The interest rates on notes receivable are considered

TEXAS PACIFIC LAND TRUST
Notes to Financial Statements (continued)
December 31, 2003, 2002, and 2001

comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value. Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible accounts at December 31, 2003, 2002, or 2001. One customer represented approximately 37% and 34% and another represented approximately 11% and 15% of the Trust’s notes receivable balance at December 31, 2003 and 2002, respectively.

The maturities of notes receivable for each of the five years subsequent to December 31, 2003 are:

Year ending December 31:
2004	$731,181
2005	742,965
2006	806,592
2007	826,348
2008 and there after	7,394,515

$10,501,601

As of December 31, 2003, there were no significant delinquencies in the Trust’s notes receivable. The Trust reviews its aging, financial operations information on its debtors, and estimated fair value of collateral held as security to determine an appropriate allowance for delinquencies, if any.

The Trust received income in 2003 of $264,578 for oil and gas royalties relating to past production due to an audit of an oil and gas lease and $655,921 sundry income due to a settlement of claims on three oil and gas leases. The Trust’s oil and gas royalty interest, grazing and lease rentals, and easement and sundry income are recorded on a cash basis, which approximates the accrual method.

(c)	Net Income per Sub-share

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,274,212 in 2003, 2,347,467 in 2002, and 2,464,162 in 2001).

TEXAS PACIFIC LAND TRUST
Notes to Financial Statements  (continued)
December 31, 2003, 2002, and 2001

(d)	Cash Flows

Temporary cash investments at December 31, 2003 and 2002 consist primarily of overnight investments in loan participations. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 2003, 2002 and 2001 was $2,711,767, $1,734,000, and $2,877,663, respectively.

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

(g)	Recently Adopted Accounting Standards

In December 2003, FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the types of plan assets, plan obligations, cash flows, and net periodic benefit cost of defined benefit pension plans, other postretirement benefits plans, investment strategy and measurement date. The Statement generally is effective for fiscal years ending after December 15, 2003. The Trust’s disclosures in note 4 incorporate the requirements of Statement 132 (revised).

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

TEXAS PACIFIC LAND TRUST
Notes to Financial Statements  (continued)
December 31, 2003, 2002, and 2001

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

Real estate acquired through foreclosure is carried at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes, and other fees incurred relating to the foreclosure. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 2003, 2002 or 2001) if the carrying value of the property exceeds its estimated fair value.

       Real estate acquired through foreclosure included the following activity for the years ended December 31, 2003 and 2002:

	2003		2002
	Acres	Book Value	Acres	Book Value
Balance at January 1:	8,089.24	$2,470,908	7,791.86	2,450,886
Additions	--	--	297.38	20,022
Sales	(2.46)	(232,372)	--	--

Balance at December 31:	8,086.78	$2,238,536	8,089.24	2,470,908

TEXAS PACIFIC LAND TRUST
Notes to Financial Statements  (continued)
December 31, 2003, 2002, and 2001

(4)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $35,336, $33,904 and $33,515 in 2003, 2002, and 2001, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future. Plan assets consist primarily of investments in Banc of America Common Trust Fund.

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2003 and 2002 using a measurement date of December 21, 2003:

	2003	2002
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$1,789,040	$1,562,386
Service cost	62,488	53,232
Interest cost	113,840	111,516
Actuarial loss	73,013	152,336
Benefits paid	(91,031)	(90,430)
Plan amendment	64,785	--

Projected benefit obligation end of year	$2,012,135	$1,789,040

Change in plan assets:
Fair value of plan assets at beginning of year	$1,391,723	$1,437,663
Actual return on plan assets	199,128	(64,070)
Contributions by employer	88,197	108,560
Benefits paid	(91,031)	(90,430)

Fair value of plan assets at end of year	$1,588,017	$1,391,723

Funded (unfunded) status	$(424,118)	$(397,317)
Unrecognized net actuarial loss	348,516	398,934
Unrecognized prior service cost	130,598	79,279

Prepaid benefit cost	$54,996	$80,896

TEXAS PACIFIC LAND TRUST
Notes to Financial Statements  (continued)
December 31, 2003, 2002, and 2001

        Amounts recognized in the balance sheet consist of:

	2003	2002*
Prepaid benefit cost	$54,996	$--
Accrued benefit cost	--	--
Intangible asset	--	--
Accumulated other comprehensive income	--	--

Net amounts recognized	$54,996	$--

        * Prior to 2003, the funded status of the Plan was not reflected in the balance sheet.

        The accumulated benefit obligation of the Plan was $1,572,500 and $1,394,861 as of December 31, 2003 and 2002, respectively.

        Net periodic benefit costs for the years ended December 31, 2003, 2002 and 2001 include the following components:

	2003	2002	2001
Components of net periodic benefit costs
(benefits):
Service cost	$62,488	$53,232	$46,784
Interest cost	113,840	111,516	105,433
Expected return on plan assets	(94,276)	(107,921)	(113,016)
Amortization of the unrecognized
transition assets	--	(23,211)	(23,218)
Amortization of unrecognized gains	18,579	--	(1,833)
Amortization of prior service cost	13,466	13,466	13,466
Termination benefits	--	--	160,238

Net periodic benefit costs	$114,097	$47,082	$187,854

	2003	2002	2001
Weighted average assumptions used to
determine benefit obligations as of
December 31:
Discount rate	6.25%	6.50%	7.25%
Rate of compensation increase	7.29	7.29	7.79
Weighted average assumptions used to
determine benefit costs for the years
ended December 31:
Discount rate	6.50%	7.25%	7.50%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.79	7.79

TEXAS PACIFIC LAND TRUST
Notes to Financial Statements   (continued)
December 31, 2003, 2002, and 2001

        The Plan’s asset allocations at December 31, 2003, and 2002 by asset category are as follows:

	Percentage of Plan Assets at December 31
	2003	2002
Asset Category
Equity securities	32%	43%
Debt securities	60	51
Other (cash)	8	6

Total	100%	100%

The Plan has a formal investment policy statement. The Plan’s investment objective is balanced income, with a moderate risk tolerance. This objective emphasizes current income through a 60% to 80% allocation to fixed income securities, complemented by a secondary consideration for capital appreciation through an equity allocation in the range of 20% to 40%. Diversification and liquidity are achieved through investment in mutual funds rather than individual securities. The asset allocation is reviewed annually with respect to the target allocations and rebalancing adjustments and/or target allocation changes are made as appropriate. The Trust’s current funding policy is to maintain the Plan’s fully funded status on an ERISA minimum funding basis.

The expected return on plan assets assumption of 7% was selected by the Trust based on historical real rates of return for the current asset mix and an assumption with respect to future inflation. The rate was determined based on a long-term allocation of about two-thirds fixed income and one-third equity securities; historical real rates of return of about 2.5% and 8.5% for fixed income and equity securities, respectively; and assuming a long-term inflation rate of 2.5%.

The required minimum contribution under ERISA is expected to be zero for 2004; however, the Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

(5)	Federal Taxes on Income

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

	2003	2002	2001
Computed tax expense at the statutory rate	$2,582,383	$2,411,831	$3,414,967
Reduction in income taxes resulting from:
Statutory depletion	(297,114)	(208,540)	(235,479)
Other, net	(20,177)	(10,457)	(21,980)

	$2,265,092	$2,192,834	$3,157,508

TEXAS PACIFIC LAND TRUST
Notes to Financial Statements  (continued)
December 31, 2003, 2002, and 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Basis differences in real estate acquired through foreclosure	$657,854	$729,759
Deferred installment revenue on land sales for tax purposes	3,401,556	3,856,692

Total deferred tax liability	$4,059,410	$4,586,451

(6)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares. No Certificates were exchanged for Sub-shares in 2003 and 2002. One Certificate was exchanged for Sub-shares in 2001.

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

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2003, 2002 and 2001, respectively: oil (in barrels) – 120,883, 103,221, and 99,000, and gas (in thousands of cubic feet) – 410,514, 478,708, and 391,306. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

TEXAS PACIFIC LAND TRUST
Notes to Financial Statements  (continued)
December 31, 2003, 2002, and 2001

(8)	Selected Quarterly Financial Data (Unaudited)

        The following tables present unaudited financial data of the Trust for each quarter of 2003 and 2002:

	Quarter ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Income	$2,899,080	$2,654,935	$2,584,117	$1,815,197

Income before Federal income taxes	$2,176,801	$2,140,863	$2,040,696	$1,236,883

Net income	$1,527,600	$1,506,993	$1,419,138	$876,420

Net income per Sub-share Certificate	$0.68	$0.66	$0.62	$0.38

	Quarter ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Income	$4,005,369	$1,849,690	$1,744,395	$1,522,644

Income before Federal income taxes	$3,350,995	$1,427,982	$1,301,961	$1,012,682

Net income	$2,276,937	$998,235	$914,524	$711,090

Net income per Sub-share Certificate	$0.98	$0.43	$0.38	$0.30

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Texas Pacific Land Trust, Declaration of Trust, dated February 1, 1888, by Charles J. Canda, Simeon
   J. Drake, and William Strauss, Trustees (incorporated herein by reference to Exhibit 3.1 to the
Trust's Annual Report on Form 10-K for the year ended December 31, 2002).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.