Form 10-Q
period 2004-03-31
TEXAS PACIFIC LAND TRUST
filed 2004-05-10
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
 (Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE	75-0279735
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1700 Pacific Avenue, Suite 1670, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

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

        Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

ASSETS	March 31, 2004	December 31, 2003
	(Unaudited)
Cash	$249,114	$163,250
Temporary cash investments at cost which approximates market	3,500,000	4,350,000
Accounts receivable	621,476	573,019
Accrued interest receivable	368,953	301,302
Prepaid expenses	95,192	112,419
Notes receivable for land sales	10,592,335	10,501,601
Real estate acquired through foreclosure:
(8,086.78 acres at March 31, 2004 and December 31, 2003)	2,238,536	2,238,536
Water wells, leasehold improvements, furniture and equipment
- at cost less accumulated depreciation	82,005	81,773
Property, no value assigned:
Land (surface rights) situated in twenty counties in
Texas - 994,154.65 acres in 2004 and 996,638.55 acres in 2003	--	--
Town lots in Iatan, Loraine and Morita - 628 lots in 2004 and 2003	--	--
1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2004
and 2003	--	--
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2004
and 2003	--	--

	$17,747,611	$18,321,900

LIABILITIES AND CAPITAL
Federal income taxes payable	$438,643	$205,562
Other taxes	91,545	34,521
Other liabilities	32,691	31,434
Deferred taxes	4,091,804	4,059,410

Total liabilities	4,654,683	4,330,927

Capital:
Certificates of Proprietary Interest, par value $100
each; no certificates outstanding in 2004 and 2003	--	--

Sub-share Certificates in Certificates of Proprietary
Interest, par value $.16 2/3 each; outstanding:
2,232,075 sub-shares in 2004 and 2,248,375 sub-shares in 2003	--	--
Net proceeds from all sources	13,092,928	13,990,973

Total capital	13,092,928	13,990,973

	$17,747,611	$18,321,900

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Income:
Rentals, royalties and sundry income	$1,667,496	$1,500,526
Land sales	339,139	61,685
Interest	231,149	252,986

	2,237,784	1,815,197

Expenses:
Taxes, other than Federal income taxes	145,780	134,199
General and administrative expenses	444,080	444,115

	589,860	578,314

Income before
Federal income taxes	1,647,924	1,236,883
Federal income taxes	470,151	360,463

Net income	$1,177,773	$876,420

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	2,240,642	2,313,087

Basic and dilutive earnings per sub-share certificate	$.53	$.38

Cash dividends per sub-share certificate	$.50	$.40

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,177,773	$876,420
Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation	8,700	9,000
Deferred taxes	32,394	(405,521)
(Increase) decrease in assets:
Accounts receivable	(48,457)	(2,806)
New notes receivable from land sales	(254,354)	--
Payments received on notes receivable	163,620	1,254,533
Accrued interest receivable	(67,651)	(32,857)
Prepaid expenses	17,227	13,453
Increase in liabilities:
Federal income taxes payable	233,081	630,217
Other taxes payable	57,024	54,653
Other liabilities payable	1,257	26,443

Total adjustments	142,841	1,547,115

Net cash provided by operating activities	1,320,614	2,423,535

Cash flows from investing activities-
Additions to water wells, leasehold improvements,
furniture and equipment	(8,932)	(2,857)

Cash flows from financing activities:
Sub-shares purchased for retirement	(957,430)	(932,748)
Dividends paid	(1,118,388)	(922,955)

Net cash used by financing activities	(2,075,818)	(1,855,703)

Net (decrease) increase in cash and cash equivalents	(764,136)	564,975
Cash and cash equivalents at beginning of period	4,513,250	3,347,746

Cash and cash equivalents at end of period	$3,749,114	$3,912,721

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2004

(1)	In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2004 and the results of its operations for the three month periods ended March 31, 2004 and 2003, respectively, and its cash flows for the three month periods ended March 31, 2004 and 2003, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)	No value is assigned to the land, unless acquired through foreclosure; consequently, no allowance for depletion is computed, and no charge to income is made therefor, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3)	The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

(6)	The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2004 and 2003 is summarized as follows:

	2004	2003
Federal income taxes paid	$204,676	$135,767

(7)	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

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

Results of Operations for the Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

        Earnings per sub-share certificate were $.53 for the first quarter of 2004 compared to $.38 for the first quarter of 2003. Total revenue was $2,237,784 for the first quarter of 2004 compared to $1,815,197, for the first quarter of 2003, an increase of 23.3%. This increase in revenue and earnings was due to increases in land sales and oil and gas royalty income during the first quarter of 2004 compared to the first quarter 2003.

        In the first quarter of 2004, land sales totaled $339,139, representing the sale of 2,462.66 acres at an average price of $138 per acre. In the comparable period of 2003, land sales totaled $61,685, representing the sale of 1,233.70 acres at an average price of $50 per acre.

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

        Rentals, royalties and sundry income were $1,667,496 for the first quarter of 2004 compared to $1,500,526 for the first quarter of 2003, an increase of 11.1%. This increase resulted primarily from an increase in oil and gas royalty revenue, which more than offset a decline in easement and other sundry income. The increase in oil and gas royalty income was primarily attributable to (i) increases in crude oil production subject to the Trust’s royalty interest and the average market prices for oil which prevailed during the first quarter of 2004 compared to the first quarter of 2003 and (ii) the significantly higher market prices for natural gas which prevailed during the first quarter of 2004 compared to the first quarter of 2003 and which more than offset a slight decline in natural gas production.

        Oil and gas royalty revenue was $1,425,244 for the first quarter of 2004, compared to $1,209,021 for the first quarter of 2003, an increase of 17.9%. Oil royalty revenue was $928,604 for the first quarter of 2004, an increase of 16.1% from the first quarter of 2003. Crude oil production subject to the Trust’s royalty interest increased 11.7% for the first quarter of 2004, while the average price per royalty barrel of crude oil increased 4.0%. Gas royalty revenue was $496,640 for the first quarter of 2004, an increase of 21.3% from the first quarter of 2003, as a result of a price increase of 26.4%, which more than offset a volume decrease of 4.0%.

        Easement and sundry income was $157,655 for the first quarter of 2004, a decrease of 22.8% from the first quarter of 2003. This category of income is unpredictable and may vary significantly from quarter to quarter.

        Interest revenue was $231,149 for the first quarter of 2004 compared to $252,986 for the first quarter of 2003, a decrease of 8.6%, primarily due to a decrease in interest from notes receivable, which was $217,987 for the first quarter of 2004, a decrease of 9.1% from the comparable period of 2003. The decrease in interest from notes receivable was due to the timing of note payoffs and the lower interest rates on new notes receivable compared to the rates on notes paid off. As of March 31, 2004, notes receivable for land sales were $10,592,335, an increase of 0.9% from notes receivable for land sales at December 31, 2003. Sundry interest was $13,162 for the first quarter of 2004, virtually unchanged from the first quarter of 2003. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes increased 8.6% for the first quarter of 2004 compared to the first quarter of 2003. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil and gas prices prevailing during the first quarter of 2004 and the increase in crude oil production during that period compared to the first quarter of 2003.

        General and administrative expenses for the first quarter of 2004 were virtually unchanged compared to the first quarter of 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the information related to market risk of the Trust since December 31, 2003.

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

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)     During the first quarter of 2004, the Trust repurchased Sub-share certificates as follows:

Period	(a) Total Number of Sub-shares Purchased		(b) Average Price Paid per Sub-share	(c) Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1,
through
January 31,
2004	5,800		$ 57.71	–	–
February 1,
through
February 29,
2004	5,800		$ 57.22	–	–
March 1,
through
March 31,
2004	4,700		$ 61.88	–	–
Total	16,300	*	$ 58.74	–	–

* The Trust purchased and retired 16,300 Sub-shares in the open market.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

                                       The Trust furnished a Current Report on Form 8-K on January 30, 2004. The Trust furnished under Item 12, certain of its financial results for the year ended December 31, 2003 which were publicly announced in a press release on that date.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        TEXAS PACIFIC LAND TRUST
                    (Registrant)

Date: May 10, 2004	By:/s/ Roy Thomas Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 10, 2004	By:/s/ David M. Peterson David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.