Form 10-Q
period 2004-06-30
TEXAS PACIFIC LAND TRUST
filed 2004-08-09
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
 (Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE	75-0279735
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1700 Pacific Avenue, Suite 1670, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS	(Unaudited)
Cash	$377,624	$163,250
Temporary cash investments at cost which approximates market	3,100,000	4,350,000
Accounts receivable	653,715	573,019
Accrued interest receivable	509,573	301,302
Prepaid expenses	77,965	112,419
Notes receivable for land sales	10,384,173	10,501,601
Real estate acquired through foreclosure: (8,086.78 acres at June 30, 2004 and December 31, 2003)	2,238,536	2,238,536
Water wells, leasehold improvements, furniture and equipment
- at cost less accumulated depreciation	87,960	81,773
Property, no value assigned:
Land (surface rights) situated in twenty counties in Texas - 988,202.75 acres in 2004 and 996,638.55 acres in 2003	--	--
Town lots in Iatan, Loraine and Morita - 628 lots in 2004 and 2003	--	--
1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2004 and 2003	--	--
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2004
and 2003	--	--

	$17,429,546	$18,321,900

LIABILITIES AND CAPITAL
Federal income taxes payable	$59,512	$205,562
Other taxes	146,759	34,521
Other liabilities	31,158	31,434
Escrow deposits on land sales	2,000	--
Deferred taxes	4,017,520	4,059,410

Total liabilities	4,256,949	4,330,927

Capital:
Certificates of Proprietary Interest, par value $100 each; no certificates outstanding in 2004 and 2003	--	--
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.16 2/3 each; outstanding:
2,210,775 sub-shares in 2004 and 2,248,375 sub-shares in 2003	--	--
Net proceeds from all sources	13,172,597	13,990,973

Total capital	13,172,597	13,990,973

	$17,429,546	$18,321,900

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income:
Rentals, royalties and sundry income	$1,899,651	$1,696,422	$3,567,147	$3,196,948
Land sales	476,152	650,000	815,291	711,685
Interest	224,444	237,695	455,593	490,681

	2,600,247	2,584,117	4,838,031	4,399,314

Expenses:
Taxes, other than Federal income taxes	151,506	143,970	297,286	278,169
General and administrative expenses	378,920	399,451	823,000	843,566

	530,426	543,421	1,120,286	1,121,735

Income before Federal income taxes	2,069,821	2,040,696	3,717,745	3,277,579

Federal income taxes	612,085	621,558	1,082,236	982,021

Net income	$1,457,736	$1,419,138	$2,635,509	$2,295,558

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	2,219,625	2,292,804	2,226,951	2,299,549

Basic and dilutive earnings per sub-share certificate	$.65	$.62	$1.18	$1.00

Cash dividends per sub-share certificate	--	--	$.50	$.40

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,635,509	$2,295,558
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	17,400	18,000
Deferred taxes	(41,890)	(295,241)
(Increase) decrease in assets:
Accounts receivable	(80,696)	(5,715)
New notes receivable from land sales	(540,045)	(487,500)
Payments received on notes receivable	657,473	1,401,021
Accrued interest receivable	(208,271)	(162,319)
Prepaid Federal income taxes	--	(10,308)
Prepaid expenses	34,454	26,906
Increase (decrease) in liabilities:
Federal income taxes payable	(146,050)	(125,196)
Other taxes payable	112,238	110,952
Escrow deposits on land sales	2,000	--
Other liabilities payable	(276)	103,666

Total adjustments	(193,663)	574,266

Net cash provided by operating activities	2,441,846	2,869,824

Cash flows from investing activities-
Additions to water wells, leasehold improvements, furniture and equipment	(23,587)	(24,749)

Cash flows from financing activities:
Sub-shares purchased for retirement	(2,337,577)	(1,955,718)
Dividends paid	(1,116,308)	(922,955)

Net cash used by financing activities	(3,453,885)	(2,878,673)

Net decrease in cash and cash equivalents	(1,035,626)	(33,598)
Cash and cash equivalents at beginning of period	4,513,250	3,347,746

Cash and cash equivalents at end of period	$3,477,624	$3,314,148

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2004

(1)	In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2004 and the results of its operations for the three month and six month periods ended June 30, 2004 and 2003, respectively, and its cash flows for the six month periods ended June 30, 2004 and 2003, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)	No value is assigned to the land, unless acquired through foreclosure; consequently, no allowance for depletion is computed, and no charge to income is made therefor, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3)	The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

(6)	The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2004 and 2003 is summarized as follows:

	2004	2003
Federal income taxes paid	$ 1,270,176	$1,412,766

(7)	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

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

Results of Operations for the Quarter Ended June 30, 2004 Compared to the Quarter Ended June 30, 2003

        Earnings per sub-share were $.65 for the second quarter of 2004 compared to $.62 for the second quarter of 2003. Total revenues were $2,600,247 for the second quarter of 2004 compared to $2,584,117 for the second quarter of 2003, an increase of less than 1%. This slight increase was due to increases in oil and gas royalty revenue and easement and sundry income, which were offset by decreases in revenue from land sales and interest revenue.

        In the second quarter of 2004, land sales totaled $476,152, representing the sale of 5,951.90 acres at an average price of $80 per acre. In the comparable period of 2003, land sales totaled $650,000, representing the sale of 8.12 acres at an average price of $80,049 per acre.

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

        Rentals, royalties and sundry income were $1,899,651 for the second quarter of 2004 compared to $1,696,422 for the second quarter of 2003, an increase of 12.0%. This increase resulted primarily from an increase in oil and gas royalty revenue, as well as an increase in easement and sundry income. The increase in oil and gas royalty revenue was attributable to the higher market prices for oil which prevailed during the second quarter of 2004 compared to the second quarter of 2003, as well as an increase in the volume of gas production which offset a significant decline in the market prices for natural gas in the second quarter of 2004 compared to the comparable period of 2003.

        Oil and gas royalty revenue was $1,504,399 for the second quarter of 2004, compared to $1,330,605 for the second quarter of 2003, an increase of 13.1%. Oil royalty revenue was $971,275 for the second quarter of 2004, an increase of 20.0% from the second quarter of 2003. Crude oil production subject to the Trust’s royalty interest increased 1.9% for the second quarter of 2004, while the average price per royalty barrel of crude oil increased 17.8% compared to the market prices which prevailed during the second quarter of 2003. Gas royalty revenue was $533,124 for the second quarter of 2004, an increase of 2.2% from the 2003 second quarter as a result of a volume increase of 44.7%, which more than offset a price decrease of 29.3%.

        Easement and sundry income was $219,458 for the second quarter of 2004, an increase of 16.2% from the second quarter of 2003. This category of income is unpredictable and may vary significantly from quarter to quarter.

        Interest revenue was $224,444 for the second quarter of 2004 compared to $237,695 for the second quarter of 2003, a decrease of 5.6%, primarily due to a decrease in interest from notes receivable which was $214,630 for the second quarter of 2004, a decrease of 4.76% from the comparable 2003 period. The decrease in interest from notes receivable was due to the timing of note payoffs and the lower interest rates on new notes receivable compared to the rates on notes paid off. As of June 30, 2004, notes receivable for land sales were $10,384,173, a decrease of 5.7% from June 30, 2003. Sundry interest was $9,814 for the second quarter of 2004, a decrease of 20.5% from the second quarter of 2003. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes increased 5.2% for the first quarter of 2004 compared to the first quarter of 2003. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil prices prevailing during the second quarter of 2004 and the increase in gas production during that period compared to the second quarter of 2003.

        General and administrative expenses decreased 5.1% for the second quarter of 2004 compared to the second quarter of 2003, primarily due to a decrease in commissions paid to agents in connection with real estate sales and a decrease in pension expense.

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

        Earnings per sub-share certificate were $1.18 for the first six months of 2004 compared to $1.00 for the first six months of 2003. Total revenue was $4,838,031 for the first six months of 2004 compared to $4,399,314 for the first six months of 2003, an increase of 10.0%. The increase in revenue and earnings was due to increases in oil and gas royalty income and land sales during the first six months of 2004 compared to the first six months of 2003.

        In the first six months of 2004, land sales totaled $815,291, representing the sale of 8,414.56 acres at an average price of approximately $97 per acre. In the comparable period of 2003, land sales totaled $711,685, representing the sale of 1,241.82 acres at an average price of approximately $573 per acre.

        Rentals, royalties, and sundry income were $3,567,147 for the first six months of 2004, compared to $3,196,948 for the first six months of 2003, an increase of 11.6%. This increase resulted from an increase in oil and gas royalty revenue, which more than offset a decline in easement and sundry income. The increase in oil and gas royalty revenue was attributable to (i) increases in crude oil production subject to the Trust’s royalty interest and the average market prices for oil which prevailed during the first six months of 2004 compared to the first six months of 2003 and (ii) an increase in natural gas production during the first six months of 2004 compared to the first six months of 2003, which more than offset a decline in natural gas prices.

        Oil and gas royalty revenue was $2,929,643, for the first six months of 2004, compared to $2,539,626 for the first six months of 2003, an increase of 15.4%. Oil royalty revenue was $1,899,879 for the first six months of 2004, an increase of 18.1% from the first six months of 2003. Crude oil production subject to the Trust’s royalty interest increased 6.8% for the first six months of 2004, while the average price per royalty barrel of crude oil increased 10.6%. Gas royalty revenue was $1,029,764 for the first six months of 2004, an increase of 10.6% from the first six months of 2003, as a result of a volume increase of 18.2% which more than offset a 6.5% decrease in the prevailing prices of natural gas during the first six months of 2004 compared to those prevailing during the 2003 period.

        Easement and sundry income was $377,113 for the first six months of 2004, a decrease of 4.1% from the first six months of 2003. This category of income is unpredictable and may vary significantly from period to period.

        Interest revenue was $455,593 for the first six months of 2004, compared to $490,681 for the first six months of 2003, a decrease of 7.2%, primarily due to a decrease in interest from notes receivable, which was $432,617 for the first six months of 2004, a decrease of 7.0% from the comparable period of 2003. The decrease in interest from notes receivable was due to the timing of note payoffs and the lower interest rates on new notes receivable compared to the rates on notes paid off. Sundry interest was $22,976 for the first six months of 2004, a decrease of 10.0% from the 2003 period. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes increased 6.9% for the first six months of 2004 compared to the first six months of 2003. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil prices and increased gas production prevailing during the 2004 period.

        General and administrative expenses for the first six months of 2004 decreased 2.4% compared to the first six months of 2003, primarily due to a decrease in commissions paid to agents in connection with real estate sales and a decrease in pension expense.

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

PART II
OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)     During the second quarter of 2004, the Trust repurchased Sub-share certificates as follows:

Period	(a) Total Number of Sub-shares Purchased	(b) Average Price Paid per Sub-share	(c) Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2004	9,600	$67.29	-	-
May 1, through May 31, 2004	8,900	$62.40	-	-
June 1, through June 30, 2004	2,800	$63.86	-	-

Total	21,300*	$64.80	-	-

* The Trust purchased and retired 21,300 Sub-shares in the open market.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Trust furnished a Current Report on Form 8-K on May 3, 2004. The Trust furnished under Item 12, certain of its financial results for the quarter ended March 31, 2004 which were publicly announced in a press release on that date.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        TEXAS PACIFIC LAND TRUST
                    (Registrant)

Date: August 9, 2004	By:/s/ Roy Thomas Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: August 9, 2004	By:/s/ David M. Peterson David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.