Form 10-Q
period 2004-09-30
TEXAS PACIFIC LAND TRUST
filed 2004-11-09
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
 (Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE	75-0279735
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1700 Pacific Avenue, Suite 1670, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

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

        Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

ASSETS	September 30, 2004	December 31, 2003
	(Unaudited)
Cash	$243,364	$163,250
Temporary cash investments - at cost which approximates market	9,250,000	4,350,000
Accounts receivable	682,844	573,019
Accrued interest receivable	263,529	301,302
Prepaid expenses	60,738	112,419
Notes receivable for land sales	23,606,285	10,501,601
Real estate acquired through foreclosure:
(6,571.92 acres at September 30, 2004 and 8,086.78 acres at December 31, 2003)	1,522,824	2,238,536
Water wells, leasehold improvements, furniture and equipment
- at cost less accumulated depreciation	84,531	81,773
Property, no value assigned:
Land (surface rights) situated in twenty counties in
Texas - 986,740.77 acres in 2004 and 996,638.55 acres in 2003	--	--
Town lots in Iatan, Loraine and Morita - 628 lots in 2004 and 2003	--	--
1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2004 and 2003	--	--
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2004 and 2003	--	--

	$35,714,115	$18,321,900

LIABILITIES AND CAPITAL
Federal income taxes payable	$1,667,151	$205,562
Other taxes	202,531	34,521
Other liabilities	40,445	31,434
Escrow deposits on land sales	1,600	--
Deferred taxes	8,278,815	4,059,410

Total liabilities	10,190,542	4,330,927
Capital:
Certificates of Proprietary Interest, par value $100 each; no certificates outstanding in 2004 and 2003	--	--
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.16 2/3 each; outstanding:
2,197,175 sub-shares in 2004 and 2,248,375 sub-shares in 2003	--	--
Net proceeds from all sources	25,523,573	13,990,973

Total capital	25,523,573	13,990,973

	$35,714,115	$18,321,900

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Rentals, royalties and sundry income	$2,054,273	$1,826,518	$5,621,420	$5,023,466
Land sales	19,356,335	583,041	20,171,626	1,294,726
Interest	219,475	245,376	675,068	736,057

	21,630,083	2,654,935	26,468,114	7,054,249

Expenses:
Taxes, other than Federal income taxes	157,287	151,793	454,573	429,962
Basis in real estate sold	715,712	--	715,712	--
General and administrative expenses	522,003	362,279	1,345,003	1,205,845

	1,395,002	514,072	2,515,288	1,635,807

Income before
Federal income taxes	20,235,081	2,140,863	23,952,826	5,418,442
Federal income taxes	6,788,934	633,870	7,871,170	1,615,891

Net income	$13,446,147	$1,506,993	$16,081,656	$3,802,551

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	2,205,758	2,273,587	2,216,268	2,286,303

Basic and dilutive earnings per sub-share certificate	$6.10	$.66	$7.26	$1.66

Cash dividends per sub-share certificate	$--	$.35	$.50	$.75

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$16,081,656	$3,802,551
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	26,100	27,000
Deferred taxes	4,219,405	(412,303)
(Increase) decrease in assets:
Accounts receivable	(109,825)	(264,207)
New notes receivable from land sales	(14,992,021)	(923,200)
Payments received on notes receivable	1,887,337	2,199,527
Accrued interest receivable	37,773	71,900
Prepaid expenses	51,681	40,359
Real estate acquired through foreclosure	715,712	--
Increase in liabilities:
Federal income taxes payable	1,461,589	157,427
Other taxes payable	168,010	176,620
Escrow deposits on land sales	1,600	--
Other liabilities	9,011	59,636

Total adjustments	(6,523,628)	1,132,759

Net cash provided by operating activities	9,558,028	4,935,310

Cash flows from investing activities-
Additions to water wells, leasehold improvements,
furniture and equipment	(28,858)	(27,402)

Cash flows from financing activities:
Sub-shares purchased for retirement	(3,432,748)	(2,795,232)
Dividends paid	(1,116,308)	(1,717,870)

Net cash used by financing activities	(4,549,056)	(4,513,102)

Net increase in cash and cash equivalents	4,980,114	394,806
Cash and cash equivalents at beginning of period	4,513,250	3,347,746

Cash and cash equivalents at end of period	$9,493,364	$3,742,552

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

(1)	In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2004 and the results of its operations for the three month and nine month periods ended September 30, 2004 and 2003, respectively, and its cash flows for the nine month periods ended September 30, 2004 and 2003, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)	No value is assigned to the land, unless acquired through foreclosure; consequently, no allowance for depletion is computed, and no charge to income is made therefor, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3)	The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

(6)	The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2004 and 2003 is summarized as follows:

	2004	2003
Federal income taxes paid	$2,190,176	$1,870,767

(7)	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

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

Results of Operations for the Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30, 2003

        Earnings per sub-share certificate were $6.10 for the third quarter of 2004 compared to $.66 for the third quarter of 2003. Total revenues were $21,630,083 for the third quarter of 2004 compared to $2,654,935 for the third quarter of 2003, an increase of 714.7%.

        These substantial increases in revenues and earnings were due primarily to a one-time sale of approximately 1,400 acres of land near El Paso, Texas for aggregate consideration of $19,234,300 which occurred during the third quarter of 2004. In the third quarter of 2004, land sales totaled $19,356,335, representing the sale of 2,968.27 acres at an average price of $6,521.08 per acre. In the comparable period of 2003, land sales totaled $583,041, representing the sale of 5,975.64 acres at an average price of $97.57 per acre.

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

        Rentals, royalties and sundry income were $2,054,273 for the third quarter of 2004 compared to $1,826,518 for the third quarter of 2003, an increase of 12.5%. This increase resulted from increases in oil and gas royalty revenue and easement and other sundry income. The increase in oil and gas royalty revenue was primarily attributable to the significantly higher market prices for oil which prevailed during the third quarter of 2004 and an increase in the volume of gas production. The oil and gas royalty revenue figure from the third quarter of 2003 includes a $264,578 receivable from certain oil and gas companies which resulted from an audit conducted by the Trust of those companies’ calculations of certain past royalty payments and which was recorded in the third quarter of 2003 and paid in the fourth quarter of 2003.

        Oil and gas royalty revenue was $1,662,328 for the third quarter of 2004 compared to $1,559,361 for the third quarter of 2003, an increase of 6.6%. Oil royalty revenue was $1,058,843 for the third quarter of 2004, an increase of 3.0% from the third quarter of 2003. Although crude oil production subject to the Trust’s royalty interest decreased 25.3% in the third quarter of 2004, this was more than offset by a 47.8% increase in the average price per royalty barrel of crude oil. Gas royalty revenue for the third quarter of 2004 was $603,485, an increase of 13.6% from the third quarter of 2003 on a volume increase of 23.3%, which more than offset a price decrease of 8.0% compared to the third quarter of 2003.

The figures for the third quarter of 2003 include the $264,578 receivable from certain oil and gas companies described above.

        Easement and sundry income was $280,789 for the third quarter of 2004, an increase of 80.3% from the third quarter of 2003. This category of income is unpredictable and may vary significantly from quarter to quarter.

        Interest revenue was $219,475 for the third quarter of 2004 compared to $245,376 for the third quarter of 2003, a decrease of 10.6%, primarily due to a $32,675 decrease in interest from notes receivable during the third quarter of 2004 compared to the third quarter of 2003. As of September 30, 2004, notes receivable for land sales was $23,606,285, an increase of 121.7% from notes receivable for land sales as of September 30, 2003. This increase was primarily due to $14,425,725 of notes receivable recorded in connection with the $19,234,300 one-time sale of land near El Paso, Texas which occurred during the third quarter of 2004. Sundry interest was $16,505 for the third quarter of 2004, a 69.6% increase from the third quarter of 2003. Sundry interest income fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes, increased 3.6% for the third quarter of 2004 compared to the third quarter of 2003. This increase is attributable to an increase in oil and gas production taxes.

        General and administrative expenses increased 44.1% for the third quarter of 2004 from the third quarter of 2003, primarily due to an increase in legal and professional fees.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

        Earnings per sub-share certificate were $7.26 for the first nine months of 2004 compared to $1.66 for the first nine months of 2003. Total revenues were $26,468,114 for the first nine months of 2004 compared to $7,054,249 for the first nine months of 2003, an increase of 275.2%.

        These substantial increases in revenue and earnings were due primarily to a one-time sale of approximately 1,400 acres of land near El Paso, Texas for aggregate consideration of $19,234,300 which occurred during the third quarter of 2004. In the first nine months of 2004, land sales totaled $20,171,626, representing the sale of 11,382.83 acres at an average price of $1,772.11 per acre. In the comparable period of 2003, land sales totaled $1,294,726, representing the sale of 7,217.46 acres at an average price of $179.39 per acre.

        Rentals, royalties, and sundry income were $5,621,420 for the first nine months of 2004 compared to $5,023,466 for the first nine months of 2003, an increase of 11.9%. This increase resulted from increases in oil and gas royalty revenue and easement and other sundry income. The increase in oil and gas royalty revenue was primarily attributable to the significantly higher market prices for oil which prevailed during the first nine months of 2004 and an increase in the volume of gas production. The oil and gas royalty revenue figure for the 2003 period includes a $264,578 receivable from certain oil and gas companies which resulted from an audit conducted by the Trust of those companies’ calculations of certain past royalty payments and which was recorded in the third quarter of 2003 and paid in the fourth quarter of 2003.

        Oil and gas royalty revenue was $4,591,971 for the first nine months of 2004 compared to $4,098,987 for the first nine months of 2003, an increase of 12.0%. Oil royalty revenue was $2,958,721 for the first nine months of 2004, an increase of 12.2% from the first nine months of 2003. Although crude oil production subject to the Trust’s royalty interest decreased 6.3% in the first nine months of

2004, this was more than offset by a 19.8% increase in the average price per barrel of crude oil. Gas royalty revenue for the first nine months of 2004 was $1,633,249, an increase of 11.7% from the first nine months of 2003 on a volume increase of 20.2%, which more than offset a price decrease of 7.7% compared to the first nine months of 2003. The figures for the first nine months of 2003 include the $264,578 receivable from certain oil and gas companies described above.

        Easement and sundry income was $657,902 for the first nine months of 2004, an increase of 19.9% from the first nine months of 2003. This category of income is unpredictable and may vary significantly from period to period.

        Interest revenue was $675,068 for the first nine months of 2004 compared to $736,057 for the first nine months of 2003, a decrease of 8.3%, primarily due to a $65,197 decrease in interest from notes receivable during the first nine months of 2004 compared to the first nine months of 2003. As of September 30, 2004, notes receivable for land sales was $23,606,285, an increase of 121.7% from September 30, 2003. This increase was primarily due to $14,425,725 of notes receivable recorded in connection with the $19,234,300 one-time sale of land near El Paso, Texas which occurred during the third quarter of 2004. Sundry interest was $39,481 for the first nine months of 2004, a 11.9% increase from the first nine months of 2003. Sundry interest income fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes, increased 5.7% for the first nine months of 2004 compared to the first nine months of 2003. This increase is attributable to an increase in oil and gas production taxes.

        General and administrative expenses increased 11.5% for the first nine months of 2004 from the first nine months of 2003, primarily due to an increase in legal and professional fees.

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

        On September 30, 2004, following the closing of the $19,234,300 sale of land described above, the Board of Trustees declared a special dividend of $1.75 per sub-share certificate which was paid on October 14, 2004 to certificate holders of record on October 8, 2004. The dividends, totalling $3,845,056, were not recorded as a dividend payable at September 30, 2004.

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

        There have been no changes in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the third quarter of 2004, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2004	1,100		$70.76	-	-
August 1, through August 31, 2004	8,200		$78.48	-	-
September 1, through September 30, 2004	4,300		$86.94	-	-

Total	13,600	*	$80.53	-	-

* The Trust purchased and retired 13,600 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        TEXAS PACIFIC LAND TRUST
                    (Registrant)

Date: November 9, 2004	By: /s/ Roy Thomas Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 9, 2004	By:/s/ David M. Peterson David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.