Form 10-K
period 2004-12-04
TEXAS PACIFIC LAND TRUST
filed 2005-03-16
CIK 97517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_________________

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the fiscal year ended: December 31, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________.

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004) was approximately $142,442,857.

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

PART I

Item 1.  Business

    (a)        General Development of Business. The registrant (hereinafter called “Texas Pacific” or the “Trust”) was organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the holders of certain debt securities of the Texas and Pacific Railway Company. The Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner, and to use the lands and the proceeds of sale of the lands, either to pay dividends to the Certificate holders or to buy in and cancel outstanding Certificates. The Trust’s income is derived primarily from land sales, oil and gas royalties, grazing leases, and interest on investments. This method of operation has continued through the present. During the last five years there has not been any reorganization, disposition of any material amount of assets not in the ordinary course of business (although in the ordinary course of business Texas Pacific does sell or lease large tracts of land owned by it), or any material change in the mode of conducting business.

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

(i)	During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of consolidated revenues.

	2004	2003	2002

Land Sales	70%	16%	33%
Oil and Gas Royalties	22%	54%	41%

(ii)	Texas Pacific is not in the business of development of new products.

(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)	During 2004, Texas Pacific received $912,270, or 14 percent of its oil and gas royalty income, from 47 leases operated by Chevron U.S.A., Inc.

(viii)	Backlogs are not relevant to an understanding of Texas Pacific’s business.

(ix)	No material portion of Texas Pacific’s business is subject to renegotiation or termination at the election of the Government.

(x)	The Trust does not have competitors, as such, in that it sells, leases and generally manages land owned by it and, to that extent, any owner of property located in areas comparable to the Trust is a potential competitor.

(xi)	Research activities relating to the development of new products or services or to the improvement of existing products or services are not material to the Trust’s business.

(xii)	Compliance with Federal, State and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effect upon the capital expenditures, earnings and competitive position of Texas Pacific. To date, Texas Pacific has not been called upon to expend any funds for these purposes.

(xiii)	As of February 28, 2005, Texas Pacific had eight (8) full-time employees.

    (d)        Financial Information about Geographic Areas. Texas Pacific does not have any foreign operations. For each of its last three fiscal years, all of the Trust’s revenues have been derived from, and all of its long-lived assets have been located in, the United States.

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

Item 2: Properties.

        Texas Pacific Land Trust owns the surface estate in 992,673 acres of land located in 20 counties in the western part of Texas. The Trust also owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 2004, grazing leases were in effect on 99.5 percent or approximately 987,566 acres of the Trust’s land. Approximately 12,023 acres of land were sold in 2004. The Trust leases office space in Dallas, Texas.

Item 3: Legal Proceedings.

        Texas Pacific is not involved in any material pending legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5: Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

        The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange. The range of reported sales prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2004		2003
	High	Low	High	Low
1st Quarter	$63.00	$55.20	$45.90	$40.50
2nd Quarter	68.55	61.00	51.25	43.20
3rd Quarter	101.80	65.45	51.65	46.80
4th Quarter	138.50	87.42	58.24	50.31

        Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a regular dividend once a year for the preceding 48 years. The regular dividend was $.50 per Sub-share in 2004 and $.40 per Sub-share in 2003 and was paid during the first quarter of each year. In addition, Texas Pacific paid special dividends of $1.75 per Sub-share during the fourth quarter of 2004 and $.35 per Sub-share during the third quarter of 2003. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

        The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2005, were as follows:

Certificates of Proprietary Interest	--
Sub-shares in Certificates of Proprietary Interest	596

TOTAL	596

        The Trust did not sell any equity securities during the year ended December 31, 2004.

        During the fourth quarter of 2004, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs

October 1, through October 31, 2004	-		-	-	-
November 1, through November 30, 2004	-		-	-	-
December 1, through December 31, 2004	2,900		$105.02	-	-

Total	2,900	*	$105.02	-	-

        * The Trust purchased and retired 2,900 Sub-shares in the open market.

Item 6:  Selected Financial Data.

        The selected financial data set forth below for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
Gross income	$29,140,610	$9,953,329	$9,122,098	$13,429,368	$7,798,999
Expenses	3,368,175	2,358,086	2,028,478	3,385,347	2,456,242

Income before Federal income taxes	25,772,435	7,595,243	7,093,620	10,044,021	5,342,757
Federal income taxes	8,359,477	2,265,092	2,192,834	3,157,508	1,584,688

Net income	$17,412,958	$5,330,151	$4,900,786	$6,886,513	$3,758,069

Net income per Sub-share	$7.89	$2.34	$2.09	$2.79	$1.47
Dividends per Sub-share	$2.25	$.75	$.40	$.40	$.40
Average number of
Sub-shares outstanding	2,208,190	2,274,212	2,347,467	2,464,162	2,555,062

	As of December 31,
	2004	2003	2002	2001	2000
Total assets, exclusive of
property with no assigned value	$31,149,178	$18,321,900	$18,735,307	$17,628,181	$15,329,316

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

      Results of Operations

        The Trust’s primary sources of income are revenue derived from sales of land, either for cash or a combination of cash and mortgage notes, and revenue derived from the Trust’s land and mineral interests. Revenue from sales of land increased $18,648,035 or 1,144.6% in 2004 compared to 2003. Oil and gas royalty income increased $1,122,774 or 20.7% over the previous year. The Trust’s gross income for 2004 increased by $19,187,281 or 192.8% compared to 2003. The Trust’s revenue for 2003 included $264,578 of oil and gas royalties for past production resulting from an audit of an oil and gas lease and $655,921 of sundry income resulting from settlement of claims with respect to three other oil and gas leases. The Trust purchased and retired 54,100 Sub-shares during 2004, leaving 2,194,275 Sub-shares outstanding at December 31, 2004.

        Earnings per Sub-share certificate for 2004 were $7.89 compared to $2.34 in 2003, and $2.09 in 2002. Total revenues in 2004 were $29,140,610, in 2003 $9,953,329, and in 2002 $9,122,098.

        Land sales in 2004 were $20,277,226 compared to $1,629,191 in 2003 and $3,050,784 in 2002. A total of 12,023 acres were sold in 2004 at an average price of $1,687 per acre, compared to 7,841 acres in 2003 and 9,295 acres in 2002 at average prices per acre of $208 and $328, respectively. The significant increase in land sales in 2004 compared to 2003 and 2002 was due to a sale of approximately 1,429 acres of land suitable for development located in El Paso County for $19,234,300. The Trust’s remaining holdings of land suitable for development in metropolitan areas are limited.

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

        Rentals, royalties and other income were $8,863,384 in 2004, compared to $8,324,138 in 2003 and $6,071,314 in 2002.

        Oil and gas royalty revenue in 2004 was $6,534,455, compared to $5,411,681 in 2003 and $3,710,409 in 2002. As discussed above, the 2003 revenue figure includes $264,578 related to past production which resulted from an audit of an oil and gas lease. Oil royalty revenue was $4,303,704 and gas royalty revenue was $2,230,751 in 2004. Crude oil production from Trust royalty wells decreased 5.8% in 2004, but this decrease in the volume of crude oil production was more than offset by a 29.6% increase in the average price for crude oil during 2004 compared to 2003. Total gas production increased 28.8% in 2004 which more than offset an 8.1% decrease in the average price of gas in 2004. The average price per royalty barrel of crude oil for 2004, 2003, and 2002 was $37.82, $29.18, and $23.28, respectively. The Trust’s oil and gas royalty income is from perpetual non-participating royalty interests. The Trust has no control over changes in production or prices of oil and gas.

        Grazing lease income in 2004 was $244,103, compared to $477,664 in 2003. Prior to 2004, grazing lease rentals were recorded on the cash method which approximated the accrual method. For 2004, the Trust recorded a one-time charge in the amount of $228,418 to record grazing lease rental on the accrual method. Since the amount is deemed immaterial to the financial statements as a whole, the financial statements for prior periods have not been restated.

        Interest revenue was $1,138,307 in 2004, compared to $972,064 in 2003 and $979,948 in 2002. Interest on notes receivable amounted to $1,066,395 in 2004, compared to $924,228 in 2003, and $925,453 in 2002. At year end 2004, notes receivable from land sales were $22,251,684, compared to $10,501,601 in 2003 and $11,923,998 in 2002. Sundry interest amounted to $71,912 in 2004, $47,836 in 2003, and $54,495 in 2002. Total principal cash payments on notes receivable were $3,241,938 in 2004.

        Easement and sundry income revenue in 2004 was $946,519, compared to $1,462,729 in 2003 and $895,175 in 2002. Sundry revenue includes $330,496 in 2004 and $655,921 in 2003, respectively, related to the settlement of claims with respect to oil and gas leases.

        Taxes, other than Federal income taxes were $603,301 in 2004, compared to $563,621 in 2003 and $480,575 in 2002. Oil and gas production taxes were $365,273 in 2004, compared to $303,673 in 2003 and $208,413 in 2002. Ad valorem taxes were $194,236 in 2004, compared to $218,748 in 2003 and $232,689 in 2002. Basis in real estate sold was $715,712 in 2004, $232,372 in 2003, and $98,165 in 2002. All other expenses were $2,049,162 in 2004, $1,562,093 in 2003, and $1,449,738 in 2002.

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

      Tabular Disclosure of Contractual Obligations

        As of December 31, 2004, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$--	$--	$--	$--	$--
Capital lease obligations	--	--	--	--	--
Operating lease obligations	230,982	48,498	155,358	27,126	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities reflected on the Trust's balance sheet under GAAP	--	--	--	--	--

Total	$230,982	$48,498	$155,358	$27,126	$--

      Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the Notes to the Financial Statements. Consistent with our disclosure policies, we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment.

        Valuation of Notes Receivable — Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses is recorded in the period of determination. At December 31, 2004, and 2003, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

        Valuation of Real Estate Acquired Through Foreclosure — The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2004 and 2003, no valuation allowances were recorded.

        Gain Recognition on Land Sales — Accounting principles generally accepted in the United States of America dictate the manner in which the gain or loss on the sale of land is recorded. The Trust has established policies for the sale of land which result in the full accrual method of gain recognition. This policy generally requires that the Trust receive a minimum cash down payment of 25% of the sales price on each sale and that any related notes receivable require regular principal and interest payments, payable over terms from 5 to 15 years.

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

Year Ending December 31	Maturity
2005	$1,310,899
2006	1,414,598
2007	1,478,617
2008	1,575,223
2009	1,601,806
Thereafter	14,870,541

$22,251,684

The Trust’s remaining financial instruments consist of cash, temporary cash investments and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8:  Financial Statements and Supplementary Data.

        See the Index to Financial Statements included in Item 15. The Financial Statements listed therein are incorporated herein by reference to pages F-1 through F-16 of this Report on Form 10-K.

Item 9:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Information with respect to a change in the Trust’s certifying accountant was previously reported in the Trust’s Current Report on Form 8-K filed on October 13, 2004.

Item 9A:  Controls and Procedures.

    (a)        Disclosure Controls and Procedures.

        Pursuant to Rule 13a-15, management of the Trust under the supervision and with the participation of Roy Thomas, the Trust’s Chief Executive Officer, and David M. Peterson, the Trust’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the Trust’s fiscal year covered by this Report on Form 10-K. Based upon that evaluation, Mr. Thomas and Mr. Peterson concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

    (b)        Management’s Report on Internal Control over Financial Reporting .

        Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal

Control-Integrated Framework. Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2004.

    (c)        Attestation Report of Registered Public Accounting Firm.

        The Trust’s independent public accountants have issued an audit report on management’s assessment of the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

    (d)        Changes in Internal Control over Financial Reporting.

        There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B:  Other Information.

        Not applicable.

PART III

Item 10:  Directors and Executive Officers of the Registrant.

    (a)        Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Maurice Meyer III	69	Trustee, Chairman of the Trustees and Member of Audit Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.
Joe R. Clark	77	Trustee, Vice Chairman of the Trustees and Chairman of Audit Committee	Trustee since February 20, 1987; Vice Chairman of Trustees since May 28, 2003. Mr. Clark served as Chairman of the Trustees from June 7, 2000 through May 27, 2003.

John R. Norris III	51	Trustee	Trustee since June 7, 2000.

    (b)            Executive Officers.

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Roy Thomas	58	General Agent, Chief Executive Officer and Secretary	General Agent and
Secretary of the Trust since
January 1, 1995 and Chief
Executive Officer since
November 12, 2002. Mr.
Thomas had previously
served as Assistant General
Agent from December 1,
1992 through December 31,
			1994.
David M. Peterson	39	Assistant General Agent and Chief Financial Officer	Assistant General Agent since January 1, 1997 and Chief Financial Officer since November 12, 2002.

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

    (d)        Family Relations. There are no family relationships among any of the Trustees and executive officers of the Trust.

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

    (g)        Promoters and Control Persons. Not applicable.

    (h)        Audit Committee Financial Expert. The Board of Trustees has determined that no current member of the Board of Trustees serving on the Trust’s Audit Committee would meet the requirements of the definition of “audit committee financial expert” set forth in the applicable rules of the SEC. The terms of the Trust, which was established in 1888, and governing law would require an amendment of the Trust in order to add new Trustees who would satisfy the requirements of the definition. Any amendment of the Trust to do so would necessarily involve judicial proceedings and an expensive time-consuming process with no assurance that an individual meeting the requirements of the definition, who would be willing to serve as Trustee given the modest compensation offered ($2,000 per annum, $4,000 per annum for the Chairman), could be located. The Audit Committee consists of two independent Trustees, each of whom has been determined by the Board of Trustees to be qualified, in their judgment, to monitor the performance of management, the Trustee’s internal accounting operations and the independent auditors and to be qualified to monitor the disclosures of the Trust. In addition, the Audit Committee has the ability to retain its own independent accountants, attorneys and other advisors, whenever it deems appropriate, to advise it. As a result, the Board of Trustees believes that the time and expense involved in an amendment of the Trust, with no assurance that an individual meeting the requirements of the definition of “audit committee financial expert” could be persuaded to become a member of the Board of Trustees, would not be in the best interests of the Trust at this time.

    (i)        Audit Committee. The Trust has a standing Audit Committee of its Board of Trustees. The current members of the Audit Committee are Messrs. Meyer and Clark.

    (j)        Changes in Procedures Regarding Nomination of Trustees. Not applicable.

Code of Ethics

        The Trust has adopted a code of ethics applicable to its chief executive officer, chief financial officer and certain other employees. The Trust will provide a copy of the code of ethics free of charge to any person upon written request addressed to: Texas Pacific Land Trust, 1700 Pacific Avenue, Suite 1670, Dallas, Texas 75201, Attention: General Agent.

Item 11:  Executive Compensation.

Summary Compensation Table

        The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its other most highly compensated executive officers (collectively, the “Named Executive Officers”):

	Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	All Other Compensation(2)

Roy Thomas	2004	$170,417	$17,000	--	$10,225
General Agent, Chief Executive	2003	$160,833	--	--	$9,650
Officer and Secretary	2002	$154,500	--	--	$9,270
David M. Peterson	2004	$100,833	$10,000	--	$6,050
Assistant General Agent and	2003	$91,200	--	--	$5,472
Chief Financial Officer	2002	$87,283	--	--	$5,237

(1)	The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officers for all years presented have not been reflected in this table because the amount was below the Securities and Exchange Commission’s threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for the Named Executive Officer for the year).

(2)	Represents contributions by the Trust to the account of the Named Executive Officer under the Trust’s defined contribution retirement plan.

Retirement Plans

        The registrant maintains the Texas Pacific Land Trust Employees’ Pension Plan, a non-contributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant’s contributions, payments or accruals with respect to Mr. Thomas and Mr. Peterson are not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% of each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $62,205.98 per year upon retirement at age 65, and Mr. Peterson is estimated to have retirement benefits of $48,618.56 per year upon retirement at age 65. Total compensation paid during 2004 to the eight (8) employees covered by the Employees’ Pension Plan was $661,942. The remuneration covered by the plan is salary.

        Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The amounts contributed to this Plan on behalf of Messrs. Thomas and Peterson are included in the Summary Compensation Table. During 2004, the Trust contributed an aggregate of $37,347 on behalf of all employees, including Messrs. Thomas and Peterson.

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

        (a)           Security Ownership of Certain Beneficial Owners.  The following table sets forth information as to all persons known to the Trust to be the beneficial owner of more than 5% of the Trust’s voting securities (Certificates of Proprietary Interest and Sub-share Certificates). The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred Sub-shares or six hundred Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class
Mercury Real Estate Advisors L.L.C 100 Field Point Road Greenwich, CT 06830	130,650	Sub-share certificates	5.9%

        (1)        The information set forth herein with respect to the securities beneficially owned by Mercury Real Estate Advisors L.L.C. (“Mercury”) is based on a Schedule 13G filed by Mercury, dated January 6, 2005. The Schedule 13G indicates that it is a joint filing on behalf of Mercury and Messrs. David R. Jarvis and Malcolm F. MacLean IV. The Schedule 13G indicates that Mercury is an investment advisor and that the shares reported in the Schedule 13G are held by certain entities of which Mercury is the investment advisor. The Schedule 13G further indicates that Messrs. Jarvis and MacLean are the managing members of Mercury. The Schedule 13G states that Mercury, Mr. Jarvis and Mr. MacLean have shared voting and dispositive power with respect to all of the Sub-shares reported. The address of Messrs. Jarvis and MacLean is the same as the address of Mercury.

        (b)       Security Ownership of Management: The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on January 31, 2005	Percent of Class
Sub-share certificates:	Maurice Meyer III	14,950(2)	*
Sub-share certificates:	Joe R. Clark	500	*
Sub-share certificates:	John R. Norris III	200	*
Sub-share certificates:	Roy Thomas	100	*
Sub-share certificates:	David M. Peterson	--	--
Sub-share certificates:	All Trustees and Officers as a Group	15,750.72%

___________________________
*Indicates ownership of less than 1% of the class.

(1)	The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred Sub-shares or six hundred Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. The figures set forth in the table represent Sub-share certificates. On January 31, 2005, no trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

(2)	Does not include 2,300 Sub-shares owned by the wife of Mr. Meyer in which Mr. Meyer disclaims any beneficial ownership.

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

        (d)        Transactions with Promoters. Not applicable.

Item 14:  Principal Accountant Fees and Services.

        All professional services rendered by KPMG LLP (“KPMG”) and Lane Gorman Trubitt L.L.P. (“Lane Gorman Trubitt”) during 2004 and 2003 were furnished at customary rates. A summary of the fees which KPMG and Lane Gorman Trubitt billed the Trust for services provided in 2004 and 2003 is set forth below:

        Audit Fees. KPMG billed the Trust approximately $31,755 in 2004 and $67,300 in 2003, respectively, in connection with its audits of the financial statements of the Trust in those years and its review of financial statements included in the Trust’s quarterly reports on Form 10-Q in 2003 and the first two quarters of 2004. Lane Gorman Trubitt billed the Trust approximately $50,000 in 2004 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2004 and its review of financial statements included in the Trust’s quarterly report on Form 10-Q for the third quarter of 2004.

        Audit-Related Fees. KPMG and Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2004 or 2003 not included in “Audit Fees”, above.

        Tax Fees. KPMG billed the Trust approximately $12,300 in 2004 and $12,300 in 2003, respectively, in connection with the preparation and review of the Trust’s Federal income tax filings.

        Other Fees. Neither KPMG nor Lane Gorman Trubitt billed the Trust any other fees in either 2004 or 2003.

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

PART IV

Item 15:  Exhibits, Financial Statement Schedules.

        (a)        Financial Statements.

        The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-16 hereof:

        Report of Lane Gorman Trubitt L.L.P.

        Report of KPMG LLP

        Balance Sheets - December 31, 2004 and 2003

        Statements of Income – Years Ended December 31, 2004, 2003 and 2002

        Statements of Net Proceeds from All Sources – Years Ended December 31, 2004, 2003 and 2002

        Statements of Cash Flows – Years Ended December 31, 2004, 2003 and 2002

        Notes to Financial Statements

        All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

        (b)        Exhibits.

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

        (c)        Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

TEXAS PACIFIC LAND TRUST

By:/s/ Roy Thomas Roy Thomas, General Agent, Chief Executive Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2005.

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

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders
Texas Pacific Land Trust

We have audited the accompanying balance sheet of Texas Pacific Land Trust (the Trust) as of December 31, 2004 and the related statements of income, net proceeds from all sources, and cash flows for the year ended December 31, 2004. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and trustees of the trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Furthermore, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Lane Gorman Trubitt, L.L.P.

Dallas, Texas
January 26, 2005

Report of Independent Registered Public Accounting Firm

The Trustees and Certificate Holders
Texas Pacific Land Trust:

We have audited the accompanying balance sheet of Texas Pacific Land Trust (the Trust) as of December 31, 2003, and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Dallas, Texas
January 23, 2004

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

December 31, 2004 and 2003

ASSETS	2004	2003
Cash	$342,945	$163,250
Temporary cash investments - at cost which approximates fair value	5,600,000	4,350,000
Notes receivable for land sales ($1,310,899 due in 2005 and $731,181 due in 2004) (note 1)	22,251,684	10,501,601
Prepaid insurance	100,859	57,423
Other assets	1,211,287	929,317
Prepaid Federal income taxes	42,870	--
Real estate acquired through foreclosure (note 3)	1,522,824	2,238,536
Water wells, leasehold improvements, furniture, and equipment -
at cost less accumulated depreciation	76,709	81,773
Property, no value assigned (note 1):
Land (surface rights) situated in twenty counties in Texas -
986,101 acres in 2004 and 996,638 acres in 2003	--	--
Town lots in Iatan, Loraine, and Morita, Texas - 628 lots	--	--
1/16 nonparticipating perpetual royalty interest in
386,987.70 acres	--	--
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres	--	--

Total assets	$31,149,178	$18,321,900

LIABILITIES AND CAPITAL
Accounts payable and other liabilities (note 1)	$562,855	$31,434
Federal income taxes	--	205,562
Other taxes	43,421	34,521
Deferred taxes (note 5)	7,837,643	4,059,410

Total liabilities	8,443,919	4,330,927

Capital (notes 1 and 6):
Certificates of Proprietary Interest, par value $100 each; Outstanding 0 Certificates	--	--
Sub-share Certificates in Certificates of Proprietary Interest, par value $.16 2/3 each; outstanding 2,194,275 Sub-shares
in 2004 and 2,248,375 Sub-shares in 2003	--	--
Net proceeds from all sources	22,705,259	13,990,973

Total capital	22,705,259	13,990,973

Total liabilities and capital	$31,149,178	$18,321,900

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Oil and gas royalties	$6,534,455	$5,411,681	$3,710,409
Grazing lease rentals	244,103	477,664	485,782
Land sales	20,277,226	1,629,191	3,050,784
Interest	1,138,307	972,064	979,948
Easements and sundry income	946,519	1,462,729	895,175

	29,140,610	9,953,329	9,122,098

Expenses:
Taxes, other than Federal income taxes	603,301	563,621	480,575
Salaries and related employee benefits	818,757	657,475	680,889
General expense, supplies, and travel	442,646	405,613	445,148
Basis in real estate sold	715,712	232,372	98,165
Legal and professional fees	741,092	390,563	265,048
Commissions to local agents	493	49,513	688
Depreciation	38,174	50,929	49,965
Trustees' compensation	8,000	8,000	8,000

	3,368,175	2,358,086	2,028,478

Income before Federal income taxes	25,772,435	7,595,243	7,093,620

Federal income taxes (note 5):
Current	4,581,244	2,792,133	2,008,864
Deferred	3,778,233	(527,041)	183,970

	8,359,477	2,265,092	2,192,834

Net income	$17,412,958	$5,330,151	$4,900,786

Net income per Sub-share Certificate	$7.89	$2.34	$2.09

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF NET PROCEEDS FROM ALL SOURCES

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Balance at beginning of year	$13,990,973	$13,983,119	$13,197,642
Add: Net income for year	17,412,958	5,330,151	4,900,786

	31,403,931	19,313,270	18,098,428

Deduct:
Cost of Sub-share Certificates in Certificates
of Proprietary Interest purchased and
cancelled - 54,100 Sub-shares in 2004,
73,612 Sub-shares in 2003 and
81,006 Sub-shares in 2002	3,737,308	3,604,427	3,158,314
Dividends paid - per Certificate of Proprietary Interest - $0 in 2004, 2003 and 2002; per Sub-share Certificate - $2.25 in 2004, $0.75 in 2003 and $0.40 in 2002	4,961,364	1,717,870	956,995

	8,698,672	5,322,297	4,115,309

Balance at end of year	$22,705,259	$13,990,973	$13,983,119

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$17,412,958	$5,330,151	$4,900,786
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	38,174	50,929	49,965
Deferred taxes	3,778,233	(527,041)	183,970
Basis in real estate sold	715,712	232,372	98,165
Changes in assets and liabilities:
New notes receivable from land sales	(14,992,021)	(1,000,049)	(2,023,413)
Payments received on notes receivable	3,241,938	2,422,446	1,500,724
Prepaid insurance and other assets	(325,406)	(96,567)	(76,330)
Accounts payable and other liabilities	531,421	21,314	2,583
Federal income and other taxes payable	(239,532)	84,466	284,764

Net cash provided by operating
activities	10,161,477	6,518,021	4,921,214

Cash flows from investing activities:
Additions to water wells, leasehold improvements, furniture, and equipment	(33,110)	(30,220)	(43,224)

Net cash used in investing activities	(33,110)	(30,220)	(43,224)
Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(3,737,308)	(3,604,427)	(3,158,314)
Dividends	(4,961,364)	(1,717,870)	(956,995)

Net cash used in financing activities	(8,698,672)	(5,322,297)	(4,115,309)

Net increase in cash and
temporary cash investments	1,429,695	1,165,504	762,681
Cash and temporary cash investments at beginning of year	4,513,250	3,347,746	2,585,065

Cash and temporary cash investments
at end of year	$5,942,945	$4,513,250	$3,347,746

Supplemental disclosure of non-cash transactions:
Conversion of notes receivable and accrued interest receivable to real estate acquired through foreclosure (note 3)	$--	$--	$20,022

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2004, 2003 and 2002

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

The preparation of financial statements in accordance with the accounting standards generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Notes receivable related to land sales bear interest rates ranging from 7.0% to 11.0% as of December 31, 2004 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.46% as of December 31, 2004. The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2004, 2003 and 2002 were $2,395,754, $1,648,383, and $651,178, respectively. The interest rates on notes receivable are considered

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2004, 2003 and 2002

comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value. Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible accounts at December 31, 2004, 2003, or 2002. One customer represented approximately 64% and 37% and another represented approximately 15% and 11% of the Trust’s notes receivable balance at December 31, 2004 and 2003, respectively.

The maturities of notes receivable for each of the five years subsequent to December 31, 2004 are:

Year ending December 31:
2005	$1,310,899
2006	1,414,598
2007	1,478,617
2008	1,575,223
2009 and thereafter	16,472,347

$22,251,684

As of December 31, 2004, there were no significant delinquencies in the Trust’s notes receivable. The Trust reviews its aging, financial operations information on its debtors, and estimated fair value of collateral held as security to determine an appropriate allowance for delinquencies, if any.

The Trust received income in 2004 of $330,496 due to settlement of claims for unpaid oil and gas royalties. The Trust received income in 2003 of $264,578 for oil and gas royalties relating to past production due to an audit of an oil and gas lease and $655,921 sundry income due to a settlement of claims on three oil and gas leases. The Trust’s oil and gas royalty interest, and easement and sundry income are recorded on the cash basis, which approximates the accrual method. Prior to 2004, grazing lease and sundry lease rentals were recorded on the cash basis which approximated the accrual method. For 2004, the Trust recorded a one-time charge in the amount of $228,418 to record grazing lease rentals and $73,592 to record sundry lease rentals under the accrual method of accounting. The effect of this change in accounting method was to decrease 2004 grazing and sundry lease rentals revenue by $302,010. Since the amount is deemed immaterial to the financial statements as a whole, the financial statements for prior periods have not been restated. The $302,010 is included in accounts payable and other liabilities on the balance sheet at December 31, 2004.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2004, 2003 and 2002

(c)	Net Income per Sub-share

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,208,190 in 2004, 2,274,212 in 2003, and 2,347,467 in 2002).

(d)	Cash Flows

Temporary cash investments at December 31, 2004 and 2003 consist primarily of overnight investments in loan participations. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 2004, 2003 and 2002 was $4,829,676, $2,711,767, and $1,734,000, respectively.

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

(g)	New Accounting Standards and Pronouncements

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, — An amendment of APB Opinion No. 29,” (FAS 153) which is effective for the Trust for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e., recorded on the carryover basis). As amended by FAS 153, assets received in some circumstances will have to be recorded instead at their fair values. In the past, the Trust has not engaged in a large number of nonmonetary asset exchanges for significant amounts. The Trust is evaluating the impact of FAS 153 on its financial statements for 2005.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2004, 2003 and 2002

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

Real estate acquired through foreclosure is carried at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes, and other fees incurred relating to the foreclosure. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 2004, 2003 or 2002) if the carrying value of the property exceeds its estimated fair value.

Real estate acquired through foreclosure included the following activity for the years ended December 31, 2004 and 2003:

	2004		2003
	Acres	Book Value	Acres	Book Value
Balance at January 1:	8,086.78	$2,238,536	8,089.24	$2,470,908
Additions	--	--	--	--
Sales	(1,514.86)	(715,712)	(2.46)	(232,372)

Balance at December 31:	6,571.92	$1,522,824	8,086.78	$2,238,536

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2004, 2003 and 2002

(4)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $37,346, $35,336 and $33,904 in 2004, 2003, and 2002, respectively.

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

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2004 and 2003 using a measurement date of December 21, 2004:

	2004	2003
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$2,012,135	$1,789,040
Service cost	70,500	62,488
Interest cost	124,316	113,840
Actuarial loss	98,779	73,013
Benefits paid	(97,649)	(91,031)
Plan amendment	--	64,785

Projected benefit obligation at end of year	$2,208,081	$2,012,135

Change in plan assets:
Fair value of plan assets at beginning of year	$1,588,017	$1,391,723
Actual return on plan assets	126,715	199,128
Contributions by employer	200,000	88,197
Benefits paid	(97,649)	(91,031)

Fair value of plan assets at end of year	$1,817,083	$1,588,017

Funded (unfunded) status	$(390,998)	$(424,118)
Unrecognized net actuarial loss	413,714	348,516
Unrecognized prior service cost	112,811	130,598

Prepaid benefit cost	$135,527	$54,996

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2004, 2003 and 2002

        Amounts recognized in the balance sheet consist of:

	2004	2003
Prepaid benefit cost	$135,527	$54,996
Accrued benefit cost	--	--
Intangible asset	--	--
Accumulated other comprehensive income	--	--

Net amounts recognized	$135,527	$54,996

        The accumulated benefit obligation of the Plan was $1,711,334 and $1,572,500 as of December 31, 2004 and 2003, respectively.

        Net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002 include the following components:

	2004	2003	2002
Components of net periodic benefit costs
(benefits):
Service cost	$70,500	$62,488	$53,232
Interest cost	124,316	113,840	111,516
Expected return on plan assets	(107,768)	(94,276)	(107,921)
Amortization of the unrecognized
transition assets	--	--	(23,211)
Amortization of unrecognized gains	14,634	18,579	--
Amortization of prior service cost	17,787	13,466	13,466
Termination benefits	--	--	--

Net periodic benefit costs	$119,469	$114,097	$47,082

	2004	2003	2002
Weighted average assumptions used to
determine benefit obligations as of
December 31:
Discount rate	6.00%	6.25%	6.50%
Rate of compensation increase	7.29	7.29	7.29
Weighted average assumptions used to determine benefit costs for the years ended December 31:

Discount rate	6.25%	6.50%	7.25%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.79

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2004, 2003 and 2002

The Plan’s Asset allocations at December 31, 2004, and 2003 by asset category are as follows:

	Percentage of Plan Assets at December 31
	2004	2003
Asset Category
Equity securities	31%	32%
Debt securities	57	60
Other (cash)	12	8

Total	100%	100%

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

The required minimum contribution under ERISA is expected to be zero for 2005; however, the Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

(5)	Federal Taxes on Income

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

	2004	2003	2002
Computed tax expense at the statutory rate	$8,762,628	$2,582,383	$2,411,831
Reduction in income taxes resulting from:
Statutory depletion	(354,514)	(297,114)	(208,540)
Other, net	(48,637)	(20,177)	(10,457)

	$8,359,477	$2,265,092	$2,192,834

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2004, 2003 and 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Basis differences in real estate acquired through foreclosure	$451,242	$657,854
Deferred installment revenue on land sales for tax purposes	7,386,401	3,401,556

Total deferred tax liability	$7,837,643	$4,059,410

(6)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares. No Certificates were exchanged for Sub-shares in 2004 and 2003.

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

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2004, 2003 and 2002, respectively: oil (in barrels) – 113,794, 120,883, and 103,221, and gas (in thousands of cubic feet) –528,614, 410,514, and 478,708. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2004, 2003 and 2002

(8)	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2004 and 2003:

	Quarter ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Income	$2,672,496	$21,630,083	$2,600,247	$2,237,784

Income before Federal income taxes	$1,819,609	$20,235,081	$2,069,821	$1,647,924

Net income	$1,331,302	$13,446,147	$1,457,736	$1,177,773

Net income per Sub-share Certificate	$0.61	$6.10	$0.65	$0.53

	Quarter ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Income	$2,899,080	$2,654,935	$2,584,117	$1,815,197

Income before Federal income taxes	$2,176,801	$2,140,863	$2,040,696	$1,236,883

Net income	$1,527,600	$1,506,993	$1,419,138	$876,420

Net income per Sub-share Certificate	$0.68	$0.66	$0.62	$0.38

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Texas Pacific Land Trust, Declaration of Trust, dated February 1, 1888, by Charles J. Canda, Simeon J. Drake, and William Strauss, Trustees (incorporated herein by reference to Exhibit 3.1 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Option Agreement, dated December 7, 2004, between the Trust and Vaquero GP, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.