Form 10-Q
period 2005-03-31
TEXAS PACIFIC LAND TRUST
filed 2005-05-10
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
 (Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE	75-0279735
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1700 Pacific Avenue, Suite 1670, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

ASSETS	March 31, 2005	December 31, 2004
	(Unaudited)
Cash	$243,306	$342,945
Temporary cash investments - at cost which approximates market	5,350,000	5,600,000
Accounts receivable	783,476	791,440
Accrued interest receivable	287,208	284,320
Prepaid expenses	206,129	236,386
Notes receivable for land sales	21,891,447	22,251,684
Real estate acquired:
(11,787.84 acres at March 31, 2005 and 6,571.92 acres at December 31, 2004)	1,819,846	1,522,824
Water wells, leasehold improvements, furniture and equipment
- at cost less accumulated depreciation	92,358	76,709
Prepaid Federal income taxes	--	42,870
Property, no value assigned:
Land (surface rights) situated in twenty counties in
Texas - 986,100.77 acres in 2005 and 2004	--	--
Town lots in Iatan, Loraine and Morita - 628 lots in 2005 and 2004	--	--
1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2005 and 2004	--	--
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2005 and 2004	--	--

	$30,673,770	$31,149,178

LIABILITIES AND CAPITAL
Federal income taxes payable	$653,804	$--
Other taxes	89,421	43,421
Other liabilities	573,775	562,855
Escrow deposits on land sales	3,000	--
Deferred taxes	7,721,472	7,837,643

Total liabilities	9,041,472	8,443,919

Capital:
Certificates of Proprietary Interest, par value $100 each; no certificates outstanding in 2005 and 2004	--	--
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.16 2/3 each; outstanding:
2,184,975 sub-shares in 2005 and 2,194,275 sub-shares in 2004	--	--
Net proceeds from all sources	21,632,298	22,705,259

Total capital	21,632,298	22,705,259

	$30,673,770	$31,149,178

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Rentals, royalties and sundry income	$2,135,205	$1,667,496
Land sales	--	339,139
Interest	444,056	231,149

	2,579,261	2,237,784

Expenses:
Taxes, other than Federal income taxes	156,309	145,780
General and administrative expenses	489,876	444,080

	646,185	589,860

Income before
Federal income taxes	1,933,076	1,647,924
Federal income taxes	580,503	470,151

Net income	$1,352,573	$1,177,773

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	2,189,392	2,240,642

Basic and dilutive earnings per sub-share certificate	$.62	$.53

Cash dividends per sub-share certificate	$.55	$.50

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,352,573	$1,177,773
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	6,901	8,700
Deferred taxes	(116,171)	32,394
(Increase) decrease in assets:
Accounts receivable	7,964	(48,457)
New notes receivable from land sales	--	(254,354)
Payments received on notes receivable	360,236	163,620
Accrued interest receivable	(2,888)	(67,651)
Federal income taxes receivable	42,870	--
Prepaid expenses	30,257	17,227
Real estate acquired	(297,022)	--
Increase in liabilities:
Federal income taxes payable	653,804	233,081
Other taxes payable	46,000	57,024
Escrow deposits on land sales	3,000	--
Other liabilities payable	10,920	1,257

Total adjustments	745,871	142,841

Net cash provided by operating activities	2,098,444	1,320,614

Cash flows from investing activities-
Additions to water wells, leasehold improvements,
furniture and equipment	(22,549)	(8,932)

Cash flows from financing activities:
Sub-shares purchased for retirement	(1,222,148)	(957,430)
Dividends paid	(1,203,386)	(1,118,388)

Net cash used by financing activities	(2,425,534)	(2,075,818)

Net (decrease) in cash and cash equivalents	(349,639)	(764,136)
Cash and cash equivalents at beginning of period	5,942,945	4,513,250

Cash and cash equivalents at end of period	$5,593,306	$3,749,114

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2005

(1)	In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2005 and the results of its operations for the three month periods ended March 31, 2005 and 2004, respectively, and its cash flows for the three month periods ended March 31, 2005 and 2004, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2004 and 2003 and for each of the years in the three year period ended December 31, 2004 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	No value has been assigned to the land held by the Trust other than parcels which have been acquired through foreclosure and a limited number of parcels which have been acquired because they were offered for sale and were contiguous to parcels already owned by the Trust. Consequently, no allowance for depletion is computed, and no charge to income is made therefor, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3)	The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

(6)	The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2005 and 2004 is summarized as follows:

	2005	2004
Federal income taxes paid	$--	$204,676

(7)	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

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

Results of Operations for the Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004

        Earnings per sub-share certificate were $.62 for the first quarter of 2005 compared to $.53 for the first quarter of 2004. Total revenues were $2,579,261 for the first quarter of 2005 compared to $2,237,784, for the first quarter of 2004, an increase of 15.3%. This increase in revenue and earnings was due primarily to increases in oil and gas royalty income and interest income during the first quarter of 2005 compared to the first quarter of 2004, which more than offset a decline in revenue from land sales during the first quarter of 2005 compared to the first quarter of 2004.

        The Trust did not sell any land during the first quarter of 2005. In the comparable period of 2004, land sales totaled $339,139, representing the sale of 2,462.66 acres at an average price of $138 per acre. During the first quarter of 2005 the Trust purchased 5,215.92 acres of land located in Culberson County, Texas from the State of Texas for an aggregate price of $297,023, or approximately $56.95 per acre. While the Trust is generally not a purchaser of land, the parcels purchased (which were among others offered for sale by the state) were interspersed among parcels already owned by the Trust. The purchase of these parcels will make the Trust’s holdings in Culberson County more contiguous.

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

        Rentals, royalties and sundry income were $2,135,205 for the first quarter of 2005 compared to $1,667,496 for the first quarter of 2004, an increase of 28.0%. This increase resulted primarily from increases in oil and gas royalty income and interest income and, to a lesser extent, an increase in easement and sundry income.

        Oil and gas royalty revenue was $1,831,534 for the first quarter of 2005, compared to $1,425,244 for the first quarter of 2004, an increase of 28.5%. Oil royalty revenue was $1,221,230 for the first quarter of 2005, an increase of 31.5% from the first quarter of 2004. Crude oil production subject to the Trust’s royalty interest decreased 4.5% for the first quarter of 2005, but this decrease in the volume of production was more than offset by a 37.7% increase in the average price per royalty barrel of crude oil in the 2005 period compared to 2004. Gas royalty revenue was $610,304 for the first quarter of 2005, an increase of 22.9% from the first quarter of 2004, resulting from a volume increase of 21.8% and price increase of 0.8%.

        Easement and sundry income was $184,873 for the first quarter of 2005, an increase of 17.3% from the first quarter of 2004. This category of income is unpredictable and may vary significantly from quarter to quarter.

        Interest revenue was $444,056 for the first quarter of 2005 compared to $231,149 for the first quarter of 2004, an increase of 92.1%, primarily due to increased interest from notes receivable. Interest from notes receivable for the first quarter of 2005 was $410,022, an increase of 88.1% comparable to the first quarter of 2004. As of March 31, 2005, notes receivable for land sales were $21,891,447 compared to notes receivable for land sales of $10,592,335 at March 31, 2004. This increase in notes receivable from land sales was the result of the significant sale of land near El Paso, Texas which was recorded during the third quarter of 2004. Sundry interest was $34,034 for the first quarter of 2005, up 158.6% from the first quarter of 2004. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes increased 7.2% for the first quarter of 2005 compared to the first quarter of 2004. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil and gas prices prevailing during the first quarter of 2005 compared to the first quarter of 2004.

        General and administrative expenses for the first quarter of 2005 were up 10.3% compared to the first quarter of 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the information related to market risk of the Trust since December 31, 2004.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)     During the first quarter of 2005, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2005	5,200		$122.00	-	-
February 1, through February 28, 2005	1,100		$130.05	-	-
March 1, through March 31, 2005	3,000		$148.22	-	-

Total	9,300	*	$131.41	-	-

* The Trust purchased and retired 9,300 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        TEXAS PACIFIC LAND TRUST
                    (Registrant)

Date: May 10, 2005	By: /s/ Roy Thomas Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 10, 2005	By:/s/ David M. Peterson David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.