Form 10-Q
period 2005-06-30
TEXAS PACIFIC LAND TRUST
filed 2005-08-08
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
 (Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE	75-0279735
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1700 Pacific Avenue, Suite 1670, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

ASSETS	June 30, 2005	December 31, 2004
	(Unaudited)
Cash	$3,743,002	$342,945
Temporary cash investments - at cost which approximates market	6,350,000	5,600,000
Accounts receivable	808,945	791,440
Accrued interest receivable	163,705	284,320
Prepaid expenses	175,870	236,386
Notes receivable for land sales	18,400,138	22,251,684
Real estate acquired :
(12,118.84 acres at June 30, 2005 and 6,571.92 acres at December 31, 2004)	1,838,325	1,522,824
Water wells, leasehold improvements, furniture and equipment
- at cost less accumulated depreciation	90,703	76,709
Prepaid Federal income taxes	--	42,870
Property, no value assigned:
Land (surface rights) situated in twenty counties in Texas - 976,089.44 acres in 2005 and 986,100.77 acres in 2004	--	--

Town lots in Iatan, Loraine and Morita - 628 lots in 2005 and 2004	--	--
1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2005
and 2004	--	--

1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2005 and 2004	--	--

	$31,570,688	$31,149,178

LIABILITIES AND CAPITAL

Federal income taxes payable	$1,397,119	$--
Other taxes	132,406	43,421
Other liabilities	636,634	562,855
Escrow deposits on land sales	51,000	--

Deferred taxes	6,583,542	7,837,643

Total liabilities	8,800,701	8,443,919

Capital:
Certificates of Proprietary Interest, par value $100 each; no certificates outstanding in 2005 and 2004	--	--
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.16 2/3 each; outstanding:
2,177,475 sub-shares in 2005 and 2,194,275 sub-shares in 2004	--	--

Net proceeds from all sources	22,769,987	22,705,259

Total capital	22,769,987	22,705,259

	$31,570,688	$31,149,178

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Income:
Rentals, royalties and sundry income	$2,324,159	$1,899,651	$4,459,364	$3,567,147
Land sales	1,294,865	476,152	1,294,865	815,291
Interest	446,196	224,444	890,252	455,593

	4,065,220	2,600,247	6,644,481	4,838,031

Expenses:
Taxes, other than Federal income taxes	161,017	151,506	317,326	297,286
General and administrative expenses	487,621	378,920	977,497	823,000

	648,638	530,426	1,294,823	1,120,286

Income before
Federal income taxes	3,416,582	2,069,821	5,349,658	3,717,745

Federal income taxes	1,038,379	612,085	1,618,882	1,082,236

Net income	$2,378,203	$1,457,736	$3,730,776	$2,635,509

Average number of sub-share certificates and equivalent sub-share certificates outstanding	2,181,725	2,219,625	2,184,337	2,226,951

Basic and dilutive earnings per sub-share certificate	$1.09	$.65	$1.71	$1.18

Cash dividends per sub-share certificate	$--	$--	$.55	$.50

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,730,776	$2,635,509
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	13,800	17,400
Deferred taxes	(1,254,101)	(41,890)
(Increase) decrease in assets:
Accounts receivable	(17,505)	(80,696)
New notes receivable from land sales	(190,590)	(540,045)
Payments received on notes receivable	4,042,136	657,473
Accrued interest receivable	120,615	(208,271)
Prepaid Federal income taxes	42,870	--
Prepaid expenses	60,516	34,454
Real estate acquired	(315,501)	--
Increase (decrease) in liabilities:
Federal income taxes payable	1,397,119	(146,050)
Other taxes payable	88,985	112,238
Escrow deposits on land sales	51,000	2,000
Other liabilities payable	73,779	(276)

Total adjustments	4,113,123	(193,663)

Net cash provided by operating activities	7,843,899	2,441,846

Cash flows from investing activities-
Additions to water wells, leasehold improvements, furniture and equipment	(27,794)	(23,587)

Cash flows from financing activities:
Sub-shares purchased for retirement	(2,462,662)	(2,337,577)
Dividends paid	(1,203,386)	(1,116,308)

Net cash used by financing activities	(3,666,048)	(3,453,885)

Net increase (decrease) in cash and cash equivalents	4,150,057	(1,035,626)
Cash and cash equivalents at beginning of period	5,942,945	4,513,250

Cash and cash equivalents at end of period	$10,093,002	$3,477,624

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2005

(1)	In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2005 and the results of its operations for the three month and six month periods ended June 30, 2005 and 2004, respectively, and its cash flows for the six month periods ended June 30, 2005 and 2004, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2004 and 2003 and for each of the years in the three year period ended December 31, 2004 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	No value has been assigned to the land held by the Trust other than parcels which have been acquired through foreclosure and a limited number of parcels which have been acquired because they were offered for sale and were contiguous to parcels already owned by the Trust. Consequently, no allowance for depletion is computed, and no charge to income is made therefor, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3)	The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

(6)	The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2005 and 2004 is summarized as follows:

	2005	2004

Federal income taxes paid	$1,433,000	$1,270,176

(7)	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

        Earnings per sub-share certificate were $1.09 for the second quarter of 2005 compared to $.65 for the second quarter of 2004. Total revenues were $4,065,220 for the second quarter of 2005 compared to $2,600,247 for the second quarter of 2004, an increase of 56.3%. These increases were due to increases in all categories of revenue.

        In the second quarter of 2005, land sales totaled $1,294,865, representing the sale of 9,974.92 acres at an average price of $130 per acre. In the comparable period of 2004, land sales totaled $476,152, representing the sale of 5,951.90 acres at an average price of $80 per acre. During the second quarter of 2005, the Trust purchased 331.00 acres of land located in Culberson County, Texas from the State of Texas for an aggregate purchase price of $18,478.08, or approximately $55.83 per acre. While the Trust is generally not a purchaser of land, the parcels purchased (which were among others offered for sale by the state) were interspersed among parcels already owned by the Trust. The purchase of these parcels will make the Trust’s holdings in Culberson County more contiguous.

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

        Rentals, royalties and sundry income were $2,324,159 for the second quarter of 2005 compared to $1,899,651 for the second quarter of 2004, an increase of 22.3%. This increase resulted primarily from increases in oil and gas royalty income and, to a lesser extent, an increase in easement and sundry income. The increase in oil and gas royalty revenue was attributable to the higher market prices for oil and gas which prevailed during the second quarter of 2005 compared to the second quarter of 2004, which more than offset decreases in the volume of production of oil and gas in the 2005 period.

        Oil and gas royalty revenue was $1,911,505 for the second quarter of 2005, compared to $1,504,399 for the second quarter of 2004, an increase of 27.1%. Oil royalty revenue was $1,296,939 for the second quarter of 2005, an increase of 33.5% from the second quarter of 2004. Crude oil production subject to the Trust’s royalty interest decreased 2.6% for the second quarter of 2005, but this decrease in the volume of production was more than offset by a 37.1% increase in the average price per royalty barrel of crude oil in the 2005 second quarter compared to the 2004 second quarter. Gas royalty revenue was

$614,566 for the second quarter of 2005, an increase of 15.3% from the second quarter of 2004, resulting from a price increase of 26.0%, which more than offset a decrease of 8.5% in the volume of gas produced.

        Easement and sundry income was $257,104 for the second quarter of 2005, an increase of 17.2% from the second quarter of 2004. This category of income is unpredictable and may vary significantly from quarter to quarter.

        Interest revenue was $446,196 for the second quarter of 2005 compared to $224,444 for the second quarter of 2004, an increase of 98.8%, primarily due to increased interest from notes receivable. Interest from notes receivable for the second quarter of 2005 was $403,556, an increase of 88.0% compared to the second quarter of 2004. As of June 30, 2005, notes receivable for land sales were $18,400,138, an increase of 77.2% from June 30, 2004. This increase in notes receivable from land sales was the result of the significant sale of land near El Paso, Texas, which was recorded during the third quarter of 2004. Sundry interest was $42,640 for the second quarter of 2005, an increase of 334.5% from the second quarter of 2004. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes increased 6.3% for the second quarter of 2005 compared to the second quarter of 2004. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil and gas prices prevailing during the second quarter of 2005 compared to the second quarter of 2004.

        General and administrative expenses increased 28.7% for the second quarter of 2005 compared to the second quarter of 2004, primarily due to increases in pension expense and legal expense.

Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

        Earnings per sub-share certificate were $1.71 for the first six months of 2005 compared to $1.18 for the first six months of 2004. Total revenues were $6,644,481 for the first six months of 2005 compared to $4,838,031 for the first six months of 2004, an increase of 37.3%. These increases were due to increases in all categories of revenue during the first six months of 2005 compared to the first six months of 2004.

        In the first six months of 2005, land sales totaled $1,294,865, representing the sale of 9,974.92 acres at an average price of approximately $130 per acre. In the comparable period of 2004, land sales totaled $815,291, representing the sale of 8,414.56 acres at an average price of approximately $97 per acre. During the first six months of 2005, the Trust purchased 5,546.92 acres of land located in Culberson County, Texas from the State of Texas for an aggregate purchase price of $315,501, or approximately, $56.88 per acre. While the Trust is generally not a purchaser of land, the parcels purchased (which were among others offered for sale by the state) were interspersed among parcels already owned by the Trust. The purchase of these parcels will make the Trust’s holdings in Culberson County more contiguous.

        Rentals, royalties, and sundry income were $4,459,364 for the first six months of 2005, compared to $3,567,147 for the first six months of 2004, an increase of 25.0%. This increase resulted primarily from increases in oil and gas royalty income and, to a lesser extent, an increase in easement and sundry income. The increase in oil and gas royalty revenue was attributable to the higher market prices for oil and gas which prevailed during the first six months of 2005 compared to the first six months of 2004, which more than offset decreases in the volume of production of oil and gas in the 2005 period.

        Oil and gas royalty revenue was $3,743,039 for the first six months of 2005, compared to $2,929,643 for the first six months of 2004, an increase of 27.8%. Oil royalty revenue was $2,518,169 for the first six months of 2005, an increase of 32.5% from the first six months of 2004. Crude oil production subject to the Trust’s royalty interest decreased 3.6% for the first six months of 2005, but this decrease in production was more than offset by a 37.4% increase in the average price per royalty barrel of crude oil in the first six months of 2005 compared to the first six months of 2004. Gas royalty revenue was $1,224,870 for the first six months of 2005, an increase of 18.9% from the first six months of 2004, resulting from a price increase of 13.4%, which more than offset a decrease of 4.9% in the volume of gas produced.

        Easement and sundry income was $441,977 for the first six months of 2005, an increase of 17.2% from the first six months of 2004. This category of income is unpredictable and may vary significantly from period to period.

        Interest revenue was $890,252 for the first six months of 2005, compared to $455,593 for the first six months of 2004, an increase of 95.4%, primarily due to increased interest from notes receivable. Interest from notes receivable for the first six months of 2005 was $813,578, an increase of 88.1% from the comparable period of 2004. As of June 30, 2005, notes receivable from land sales were $18,400,138, an increase of 77.2% from June 30, 2004. This increase in notes receivable from land sales was the result of the significant sale of land near El Paso, Texas, which was recorded during the third quarter of 2004. Sundry interest was $76,674 for the first six months of 2005, an increase of 233.7% from the 2004 period. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes increased 6.7% for the first six months of 2005 compared to the first six months of 2004. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted from the increased oil and gas royalty income occasioned by the higher oil and gas prices prevailing during the first six months of 2005 compared to the first six months of 2004.

        General and administrative expenses for the first six months of 2005 increased 18.8% compared to the first six months of 2004, primarily due to increases in pension expense and legal expense.

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

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)     During the second quarter of 2005, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs

April 1, through April 30, 2005	900		$165.59	-	-
May 1, through May 31, 2005	5,000		$163.33	-	-
June 1, through June 30, 2005	1,600		$171.76	-	-

Total	7,500	*	$165.40	-	-

* The Trust purchased and retired 7,500 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        TEXAS PACIFIC LAND TRUST
                    (Registrant)

Date: August 8, 2005	By: /s/ Roy Thomas Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: August 8, 2005	By:/s/ David M. Peterson David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.