Form 10-Q
period 2005-09-30
TEXAS PACIFIC LAND TRUST
filed 2005-11-08
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
 (Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE	75-0279735
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1700 Pacific Avenue, Suite 1670, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __     No  X

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)
Cash	$558,832	$342,945
Temporary cash investments - at cost which approximates market	8,650,000	5,600,000
Accounts receivable	838,376	791,440
Accrued interest receivable	212,803	284,320
Prepaid expenses	145,613	236,386
Notes receivable for land sales	19,079,395	22,251,684
Real estate acquired :
(12,118.84 acres at September 30, 2005 and 6,571.92 acres at December 31, 2004	1,838,325	1,522,824
Water wells, leasehold improvements, furniture and equipment
- at cost less accumulated depreciation	89,706	76,709
Prepaid Federal income taxes	158,808	42,870
Property, no value assigned:
Land (surface rights) situated in twenty counties in
Texas - 974,612.84 acres in 2005 and 986,100.77 acres in 2004	--	--
Town lots in Iatan, Loraine and Morita - 628 lots in 2005 and 2004	--	--
1/16 nonparticipating perpetual royalty interest in 386,987.70 acres in 2005 and 2004	--	--
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres in 2005 and 2004	--	--

	$31,571,858	$31,149,178

LIABILITIES AND CAPITAL
Other taxes	$177,594	$43,421
Other liabilities	665,276	562,855
Escrow deposits on land sales	4,052	--
Deferred taxes	6,804,694	7,837,643

Total liabilities	7,651,616	8,443,919

Capital:
Certificates of Proprietary Interest, par value $100 each; no certificates outstanding in 2005 and 2004	--	--
Sub-share Certificates in Certificates of Proprietary Interest, par value $.16 2/3 each; outstanding: 2,169,075 sub-shares in 2005 and 2,194,275 sub-shares in 2004	--	--
Net proceeds from all sources	23,920,242	22,705,259

Total capital	23,920,242	22,705,259

	$31,571,858	$31,149,178

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Rentals, royalties and sundry income	$2,409,478	$2,054,273	$6,868,842	$5,621,420
Land sales	1,691,883	19,356,335	2,986,748	20,171,626
Interest	421,715	219,475	1,311,967	675,068

	4,523,076	21,630,083	11,167,557	26,468,114

Expenses:
Taxes, other than Federal income taxes	166,204	157,287	483,530	454,573
Basis in real estate sold	--	715,712	--	715,712
General and administrative expenses	590,845	522,003	1,568,342	1,345,003

	757,049	1,395,002	2,051,872	2,515,288

Income before Federal income taxes	3,766,027	20,235,081	9,115,685	23,952,826

Federal income taxes	1,165,224	6,788,934	2,784,106	7,871,170

Net income	$2,600,803	$13,446,147	$6,331,579	$16,081,656

Average number of sub-share certificates and equivalent sub-share certificates outstanding	2,174,925	2,205,758	2,179,617	2,216,268

Basic and dilutive earnings per sub-share certificate	$1.20	$6.10	$2.90	$7.26

Cash dividends per sub-share certificate	$--	$--	$.55	$.50

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,331,579	$16,081,656
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	20,700	26,100
Deferred taxes	(1,032,949)	4,219,405
(Increase) decrease in assets:
Accounts receivable	(46,936)	(109,825)
New notes receivable from land sales	(1,150,990)	(14,992,021)
Payments received on notes receivable	4,323,279	1,887,337
Accrued interest receivable	71,517	37,773
Prepaid Federal income taxes	(115,938)	--
Prepaid expenses	90,773	51,681
Real estate acquired	(315,501)	715,712
Increase in liabilities:
Federal income taxes payable	--	1,461,589
Other taxes payable	134,173	168,010
Escrow deposits on land sales	4,052	1,600
Other liabilities payable	102,421	9,011

Total adjustments	2,084,601	(6,523,628)

Net cash provided by operating activities	8,416,180	9,558,028

Cash flows from investing activities-
Additions to water wells, leasehold improvements,
furniture and equipment	(33,697)	(28,858)

Cash flows from financing activities:
Sub-shares purchased for retirement	(3,913,210)	(3,432,748)
Dividends paid	(1,203,386)	(1,116,308)

Net cash used by financing activities	(5,116,596)	(4,549,056)

Net increase in cash and cash equivalents	3,265,887	4,980,114
Cash and cash equivalents at beginning of period	5,942,945	4,513,250

Cash and cash equivalents at end of period	$9,208,832	$9,493,364

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

(1)	In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2005 and the results of its operations for the three month and nine month periods ended September 30, 2005 and 2004, respectively, and its cash flows for the nine month periods ended September 30, 2005 and 2004, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2004 and 2003 and for each of the years in the three year period ended December 31, 2004 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	No value has been assigned to the land held by the Trust other than parcels which have been acquired through foreclosure and a limited number of parcels which have been acquired because they were offered for sale and were contiguous to parcels already owned by the Trust. Consequently, no allowance for depletion is computed, and no charge to income is made therefor, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3)	The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

(6)	The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2005 and 2004 is summarized as follows:

	2005	2004
Federal income taxes paid	$3,933,000	$2,190,176

(7)	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

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

Results of Operations for the Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004

        Earnings per sub-share certificate were $1.20 for the third quarter of 2005 compared to $6.10 for the third quarter of 2004. Total revenues were $4,523,076 for the third quarter of 2005 compared to $21,630,083 for the third quarter of 2004, a decrease of 79.1%.

        This substantial decrease in revenues and earnings resulted from the fact that revenues for the third quarter of 2004 had been significantly higher than normal due to a September 2004 one-time sale of approximately 1,400 acres of land near El Paso, Texas for aggregate consideration of $19,234,300. In the third quarter of 2005, land sales totaled $1,691,883, representing the sale of 1,478.21 acres at an average price of $1,144.55 per acre. In the comparable period of 2004, land sales totaled $19,356,335, representing the sale of 2,968.27 acres at an average price of $6,521.08 per acre.

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

        Rentals, royalties and sundry income were $2,409,478 for the third quarter of 2005 compared to $2,054,273 for the third quarter of 2004, an increase of 17.3%. This increase resulted primarily from increases in oil and gas royalty income which more than offset a decline in easement and sundry income. The increase in oil and gas royalty revenue was attributable to the significantly higher market prices for oil and gas which prevailed during the third quarter of 2005 compared to the third quarter of 2004, which more than offset decreases in the volume of production of oil and gas in the 2005 period.

        Oil and gas royalty revenue was $2,064,879 for the third quarter of 2005, compared to $1,662,328 for the third quarter of 2004, an increase of 24.2%. Oil royalty revenue was $1,397,342 for the third quarter of 2005, an increase of 32.0% from the third quarter of 2004. Although crude oil production subject to the Trust’s royalty interest decreased 8.2% in the third quarter of 2005, this was more than offset by a 43.8% increase in the average price per royalty barrel of crude oil in the 2005 third quarter compared to the 2004 third quarter. Gas royalty revenue for the third quarter of 2005 was $667,537, an increase of 10.6% from the third quarter of 2004, resulting from a price increase of 47.6%, which more than offset a decrease of 24.9% in the volume of gas produced.

        Easement and sundry income was $226,028 for the third quarter of 2005, a decrease of 19.5% from the third quarter of 2004. This category of income is unpredictable and may vary significantly from quarter to quarter.

        Interest revenue was $421,715 for the third quarter of 2005 compared to $219,475 for the third quarter of 2004, an increase of 92.1%, primarily due to a $136,057 increase in interest from notes receivable. This increase in interest from notes receivable was primarily attributable to the fact that the notes receivable relating to the significant sale of land near El Paso, Texas, which occurred late in the third quarter of 2004, were outstanding throughout the 2005 third quarter. As of September 30, 2005, notes receivable for land sales were $19,079,395, a decrease of 19.2% from September 30, 2004. This decrease resulted from prepayments of principal on outstanding notes receivable. Sundry interest was $82,688 for the third quarter of 2005, a 401.0% increase from the third quarter of 2004. Sundry interest income fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes, increased 5.7% for the third quarter of 2005 compared to the third quarter of 2004. This increase is attributable to an increase in oil and gas production taxes, which more than offset a decrease in ad valorem taxes associated with land sales.

        General and administrative expenses increased 13.2% for the third quarter of 2005 compared to the third quarter of 2004, primarily due to an increase in professional fees.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months
Ended September 30, 2004

        Earnings per sub-share certificate were $2.90 for the first nine months of 2005 compared to $7.26 for the first nine months of 2004. Total revenues were $11,167,557 for the first nine months of 2005 compared to $26,468,114 for the first nine months of 2004, a decrease of 57.8%.

        This substantial decrease in revenue and earnings resulted from the fact that revenues for the first nine months of 2004 had been significantly higher than normal due to a September 2004 one-time sale of approximately 1,400 acres of land near El Paso, Texas for aggregate consideration of $19,234,300. In the first nine months of 2005, land sales totaled $2,986,748, representing the sale of 11,453.13 acres at an average price of $260.78 per acre. In the comparable period of 2004, land sales totaled $20,171,626, representing the sale of 11,382.83 acres at an average price of $1,772.11 per acre. During the first nine months of 2005, the Trust purchased 5,546.92 acres of land located in Culberson County, Texas from the State of Texas for an aggregate purchase price of $315,501, or approximately, $56.88 per acre. While the Trust is generally not a purchaser of land, the parcels purchased (which were among others offered for sale by the state) were interspersed among parcels already owned by the Trust. The purchase of these parcels will make the Trust’s holdings in Culberson County more contiguous.

        Rentals, royalties, and sundry income were $6,868,842 for the first nine months of 2005 compared to $5,621,420 for the first nine months of 2004, an increase of 22.2%. This increase resulted primarily from increases in oil and gas royalty revenue. The increase in oil and gas royalty revenue was attributable to the significantly higher market prices for oil and gas which prevailed during the first nine months of 2005 compared to the first nine months of 2004, which more than offset decreases in the volume of production of oil and gas in the 2005 period.

        Oil and gas royalty revenue was $5,807,918 for the first nine months of 2005 compared to $4,591,971 for the first nine months of 2004, an increase of 26.5%. Oil royalty revenue was $3,915,511 for the first nine months of 2005, an increase of 32.3% from the first nine months of 2004. Although crude oil production subject to the Trust’s royalty interest decreased 5.1% in the first nine months of 2005, this was more than offset by a 39.4% increase in the average price per barrel of crude oil in the first nine months of 2005 compared to the first nine months of 2004. Gas royalty revenue for the first nine months of 2005 was $1,892,407, an increase of 15.9% from the first nine months of 2004, resulting from a price increase of 24.9%, which more than offset a decrease of 7.3% in the volume of gas produced.

        Easement and sundry income was $668,005 for the first nine months of 2005, an increase of 1.5% from the first nine months of 2004. This category of income is unpredictable and may vary significantly from period to period.

        Interest revenue was $1,311,967 for the first nine months of 2005 compared to $675,068 for the first nine months of 2004, an increase of 94.3%, due to increases of $517,018 in interest from notes receivable and $119,881 in sundry interest, respectively, during the first nine months of 2005 compared to the first nine months of 2004. The increase in interest on notes receivable was primarily attributable to the fact that the notes receivable relating to the significant sale of land near El Paso, Texas, which occurred late in the third quarter of 2004, were outstanding throughout the first nine months of 2005. As of September 30, 2005, notes receivable for land sales were $19,079,395, a decrease of 19.2% from September 30, 2004. This decrease resulted from prepayments of principal on outstanding notes receivable. Sundry interest was $159,362 for the first nine months of 2005, a 303.6% increase from the first nine months of 2004. Sundry interest income fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes, increased 6.4% for the first nine months of 2005 compared to the first nine months of 2004. This increase is attributable to an increase in oil and gas production taxes, which more than offset a decrease in ad valorem taxes associated with land sales.

        General and administrative expenses increased 16.6% for the first nine months of 2005 from the first nine months of 2004, primarily due to increases in pension expense and professional fees.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)     During the third quarter of 2005, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2005	900	$177.73	–	–
August 1, through August 31, 2005	3,600	$176.55	–	–
September 1, through September 30, 2005	3,900	$167.95	–	–

Total	8,400*	$172.68	–	–

* The Trust purchased and retired 8,400 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        TEXAS PACIFIC LAND TRUST
                    (Registrant)

Date: November 8, 2005	By: /s/ Roy Thomas Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 8, 2005	By:/s/ David M. Peterson David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.