Form 10-K
period 2005-12-31
TEXAS PACIFIC LAND TRUST
filed 2006-03-16
CIK 97517

__________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

______________________

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to	.

Commission file No.: 1-737

______________________

TEXAS PACIFIC LAND TRUST

(Exact Name of Registrant as Specified in its Charter)

Not Applicable	75-0279735
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

______________________

1700 Pacific Avenue, Suite 1670 Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 969-5530

______________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Sub-shares in Certificates of Proprietary Interest (par value $.16-2/3 per share)	New York Stock Exchange

______________________

Securities registered pursuant to Section 12(g) of the Act:

None

______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $367,383,061.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

__________________________________________________________________________________________________

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(b)        Financial Information about Industry Segments. Texas Pacific does not have identifiable industry segments, although, as shown in the Statements of Income included in the financial statements incorporated by reference in Item 8 of this Report on Form 10-K, land sales, oil and gas royalties and interest income are the major contributors to the income of Texas Pacific. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land and the retention of oil and gas royalties. See the Statements of Income for additional sources of income for the last three (3) years of Texas Pacific.

(c)        Narrative Description of Business. As previously indicated, the business done and intended to be done by Texas Pacific consists of sales and leases of land owned by it, retaining oil and gas royalties, temporary cash investments and the overall management of the land owned by it.

(i)	During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of consolidated revenues.
	2005	2004	2003

Land Sales	24%	70%	16%
Oil and Gas Royalties	54%	22%	54%

(ii)	Texas Pacific is not in the business of development of new products.
(iii)	Raw materials are not necessary to the business of Texas Pacific.
(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.
(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.
(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.
(vii)	During 2005, Texas Pacific received $824,015, or approximately 10 percent of its oil and gas royalty income, from 29 leases operated by Chevron U.S.A., Inc.
(viii)	Backlogs are not relevant to an understanding of Texas Pacific’s business.
(ix)	No material portion of Texas Pacific’s business is subject to renegotiation or termination at the election of the Government.
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

(xiii)	As of February 28, 2006, Texas Pacific had eight (8) full-time employees.

(d)        Financial Information about Geographic Areas. Texas Pacific does not have any foreign operations. For each of its last three fiscal years, all of the Trust’s revenues have been derived from, and all of its long-lived assets have been located in, the United States.

(e)        Available Information. The Trust does not maintain an Internet website. Accordingly, it does not make its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available free of charge on or through an Internet website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). However, the Trust will voluntarily provide electronic or paper copies of any such reports and amendments, free of charge, upon written request addressed to: Texas Pacific Land Trust, 1700 Pacific Avenue, Suite 1670, Dallas, Texas 75201, Attention: General Agent.

Item 1A:  Risk Factors.

An investment in our securities involves a degree of risk. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our securities could decline and you could lose part or all of your investment.

Our revenues from the sale of land are subject to substantial fluctuation. We are a passive seller of land and land sales are subject to many factors that are beyond our control.

Land sales vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of land sales in the future. The Trust is a passive seller of land and does not actively solicit sales of land. The demand for, and the sale price of, any particular tract of the Trust’s land is influenced by many factors, including, the national and local economies, the rate of residential and commercial development in nearby areas, livestock carrying capacity and the condition of the local agricultural industry, which itself is influenced by range conditions and prices for livestock and agricultural products. Approximately 99% of the Trust’s land is classified as ranch land and intermingled with parcels owned by third parties to form ranching units. The Trust’s ability to sell ranch land is, therefore, largely dependent on the actions of adjoining landowners.

The Trust’s remaining holdings of land in metropolitan areas are limited.

The sale price of land suitable for development in metropolitan areas is generally substantially higher than the price of land in rural or ranching areas. The Trust’s remaining holdings of land suitable for development in metropolitan areas are limited.

The Trust is not an oil and gas producer. Its revenues from oil and gas royalties are subject to the actions of others.

The Trust is not an oil and gas producer. Its oil and gas income is derived from perpetual non-participating oil and gas royalty interests which it has retained. As wells age the costs of production may increase and their capacity may decline absent additional investment. However, the owners and operators of the oil and gas wells make all decisions as to investments in, and production from, those wells and the Trust’s royalties will be dependent upon decisions made by those operators, among other factors. The Railroad Commission of the State of Texas sets authorized production levels for pro rated wells by regulation. The monthly percentage of allowable production has averaged 100% in recent years. However, in the past the Trust’s income from oil and gas royalties has been limited by the production levels authorized by the Railroad Commission and we cannot assure you that they may not be so limited in the future.

The Trust’s oil and gas royalty revenue is dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations. While the Trust’s oil and gas royalties have benefited from recent increases in the market prices for oil and gas, we cannot assure you that future decreases in the market prices of oil and gas will not occur. If such decreases in the market prices of oil and gas do occur they may have an adverse effect on our oil and gas royalty revenues.

If the liability of holders of Certificates of Proprietary Interest and Sub-shares were to be found to be governed by the laws of Texas, holders of Certificates of Proprietary Interest and Sub-shares might be held to have personal liability for claims against the Trust, to the extent such claims exceeded the assets of the Trust.

The Declaration of Trust which established the Trust was executed and delivered in New York. Under the laws of the State of New York, the holders of Certificates of Proprietary Interest and Sub-shares are not subject to any personal liability for the acts or obligations of the Trust. The assets of the Trust are located in Texas. Under the laws of the State of Texas the holders of Certificates of Proprietary Interest and Sub-shares may be held personally liable with respect to claims against the Trust, but only after the assets of the Trust first have been exhausted. Thus, if a court were to hold that the liability of holders of Certificates of Proprietary Interest and Sub-shares for obligations is governed by the laws of Texas, rather than New York, it is possible that holders of Certificates of Proprietary Interest and Sub-shares might be held to have personal liability for claims against the Trust to the extent such claims exceeded all of the Trust’s assets.

The Trustees are not subject to annual election and, as a result, the ability of the holders of Certificates of Proprietary Interest and Sub-shares to influence the policies of the Trust may be limited.

Directors of a corporation are generally subject to election at each annual meeting of stockholders or, in the case of staggered boards, at regular intervals. Under the Declaration of Trust, however, the Trust is not required to hold annual meetings of holders of Certificates of Proprietary Interest and Sub-shares to elect Trustees and Trustees generally hold office until their death, resignation or disqualification. As a result, the ability of holders of Certificates of Proprietary Interest and Sub-shares to effect changes in the Board of Trustees, and the policies of the Trust, is significantly more limited than that of the stockholders of a corporation.

Our results of operations for any quarter are not necessarily indicative of our results of operations for a full year.

Sales of land fluctuate from quarter to quarter. Revenues from oil and gas royalties may also fluctuate from quarter to quarter based upon market prices for oil and gas and production decisions made by the operators. As a result, the results of our operations for any particular quarter are not necessarily indicative of the results of operations for a full year.

Item 1B:  Unresolved Staff Comments.

Not Applicable.

Item 2:  Properties.

Texas Pacific Land Trust owns the surface estate in 983,568 acres of land located in 20 counties in the western part of Texas. The Trust also owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 2005, grazing leases were in effect on 98.7 percent or approximately 970,594 acres of the Trust’s land. Approximately 14,606 acres of land were sold in 2005. The Trust leases office space in Dallas, Texas.

Item 3:  Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 4:  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange. The range of reported sales prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2005		2004
	High	Low	High	Low

1st Quarter	$157.25	$106.00	$63.00	$55.20
2nd Quarter	180.67	142.45	68.55	61.00
3rd Quarter	183.50	157.00	101.80	65.45
4th Quarter	157.56	114.00	138.50	87.42

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a regular dividend once a year for the preceding 49 years. The regular dividend was $.55 per Sub-share in 2005 and $.50 per Sub-share in 2004 and was paid during the first quarter of each year. In addition, Texas Pacific paid a special dividend of $1.75 per Sub-

share during the fourth quarter of 2004. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2006, were as follows:

Certificates of Proprietary Interest	--
Sub-shares in Certificates of Proprietary Interest	534
TOTAL	534

The Trust did not sell any equity securities during the year ended December 31, 2005.

During the fourth quarter of 2005, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs

October 1, through October 31, 2005	6,400	$137.59	-	-
November 1, through November 30, 2005	2,200	$148.20	-	-
December 1, through December 31, 2005	1,900	$147.86	-	-
Total	10,500*	$141.67	-	-

* The Trust purchased and retired 10,500 Sub-shares in the open market.

Item 6:  Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
Gross income	$15,407,641	$29,140,610	$9,953,329	$9,122,098	$13,429,368
Expenses	3,234,913	3,368,175	2,358,086	2,028,478	3,385,347

Income before Federal income taxes	12,172,728	25,772,435	7,595,243	7,093,620	10,044,021
Federal income taxes	3,660,141	8,359,477	2,265,092	2,192,834	3,157,508

Net income	$8,512,587	$17,412,958	$5,330,151	$4,900,786	$6,886,513

Net income per Sub-share	$3.92	$7.89	$2.34	$2.09	$2.79

Dividends per Sub-share	$.55	$2.25	$.75	$.40	$.40

Average number of
Sub-shares outstanding	2,172,931	2,208,190	2,274,212	2,347,467	2,464,162

	As of December 31,
	2005	2004	2003	2002	2001
Total assets, exclusive of
property with no
assigned value	$32,304,893	$31,149,178	$18,321,900	$18,735,307	$17,628,181

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the factors discussed in Item 1A “Risk Factors” and with the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes,” or similar expressions, when used in this Form 10-K or other filings with the SEC, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations

The Trust’s primary sources of income are revenue derived from sales of land, either for cash or a combination of cash and mortgage notes, and revenue derived from the Trust’s land and mineral interests.

2005 Compared to 2004

Total revenues in 2005 were $15,407,641, a decrease of $13,732,969, or 47.1%, from the $29,140,610 of total revenues recorded in 2004. This decrease resulted from a decrease in revenue from the sale of land, discussed below, which was only partially offset by increases in all other sources of revenue. Earnings per Sub-share certificate were $3.92 for 2005 compared to $7.89 in 2004. The Trust purchased and retired 35,700 Sub-shares during 2005, leaving 2,158,575 Sub-shares outstanding at December 31, 2005.

Land sales in 2005 were $3,700,116 compared to $20,277,226 in 2004, a decrease of 81.8%. Land sales in 2004 had been significantly higher than normal, however, primarily as a result of a single sale of approximately 1,429 acres of land suitable for development located in El Paso County for $19,234,300. A total of 14,606 acres were sold in 2005 at an average price of $253 per acre, compared to 12,023 acres in 2004 at an average price per acre of $1,687. The Trust’s remaining holdings of land suitable for development in metropolitan areas are limited.

Although the Trust is generally not a purchaser of land, in 2005 the Trust purchased an aggregate of 5,547 acres in Culberson and Reeves counties which was offered for sale by the State of Texas. The land purchased is adjacent to other land owned by the Trust and was purchased because management believed that it would enhance the value of the Trust’s existing holdings in the area by making them larger and more contiguous. The average purchase price of the land purchased was $56.88 per acre.

Rentals, royalties and other income were $11,707,525 in 2005 compared to $8,863,384 in 2004, an increase of 32.1%.

Oil and gas royalty revenue in 2005 was $8,264,836 compared to $6,534,455 in 2004, an increase of 26.5%. Oil royalty revenue was $5,439,240 and gas royalty revenue was $2,825,596 in 2005. Crude oil production from Trust royalty wells decreased 7.5% in 2005 from 2004 production levels, but this decrease in the volume of crude oil production was more than offset by a 36.7% increase in the average price for crude oil during 2005 compared to 2004. Total gas production decreased 10.6% in 2005 compared to 2004, but the decrease in production levels was more than offset by a 41.7% increase in the average price of gas in 2005 compared to 2004. The average prices per royalty barrel of crude oil for 2005 and 2004 were $51.70 and $37.82, respectively.

Grazing lease income in 2005 was $486,156 compared to $244,103 in 2004. Prior to 2004, grazing lease rentals were recorded on the cash method which approximated the accrual method. For 2004, the Trust recorded a one-time charge in the amount of $228,418 to record grazing lease rental on the accrual method. Since the amount was deemed immaterial to the financial statements as a whole, the financial statements for prior periods have not been restated. Cash receipts from grazing leases were $490,330 in 2005 compared to $472,521 in 2004.

Interest revenue was $1,749,529 in 2005 compared to $1,138,307 in 2004, an increase of 53.7%. Interest on notes receivable amounted to $1,503,671 in 2005 compared to $1,066,395 in 2004. At year end 2005, notes receivable from land sales were $19,083,848 compared to

$22,251,684 at year end 2004. Sundry interest amounted to $245,858 in 2005 and $71,912 in 2004, respectively. Total principal cash payments on notes receivable were $4,824,346 in 2005.

Easement and sundry income revenue in 2005 was $1,207,004 compared to $946,519 in 2004.

Taxes, other than Federal income taxes were $648,814 in 2005 compared to $603,301 in 2004. Oil and gas production taxes were $462,059 in 2005 compared to $365,273 in 2004. Ad valorem taxes were $141,640 in 2005 compared to $194,236 in 2004. The Trust’s basis in real estate sold, which is included in total expenses, was zero in 2005 and $715,712 in 2004. All other expenses were $2,586,099 in 2005 compared to $2,049,162 in 2004.

2004 Compared to 2003

The Trust’s total revenues for 2004 increased by $19,187,281, or 192.8%, compared to 2003, primarily as a result of the significant increase in land sales discussed below. Oil and gas royalty income increased $1,122,774, or 20.7%, over the previous year. The Trust’s revenue for 2003 included $264,578 of oil and gas royalties for past production resulting from an audit of an oil and gas lease and $655,921 of sundry income resulting from settlement of claims with respect to three other oil and gas leases. Earnings per Sub-share certificate for 2004 were $7.89 compared to $2.34 in 2003. The Trust purchased and retired 54,100 Sub-shares during 2004, leaving 2,194,275 Sub-shares outstanding at December 31, 2004.

Land sales in 2004 were $20,277,226 compared to $1,629,191 in 2003, an increase of 1,144.6%. A total of 12,023 acres were sold in 2004 at an average price of $1,687 per acre, compared to 7,841 acres in 2003 at an average price per acre of $208. The significant increase in land sales in 2004 compared to 2003 was primarily due to a sale of approximately 1,429 acres of land suitable for development located in El Paso County for $19,234,300. The Trust’s remaining holdings of land suitable for development in metropolitan areas are limited.

Rentals, royalties and other income were $8,863,384 in 2004 compared to $8,324,138 in 2003, an increase of 6.5%.

Oil and gas royalty revenue in 2004 was $6,534,455 compared to $5,411,681 in 2003, an increase of 20.7%. As discussed above, the 2003 oil and gas royalty revenue figure includes $264,578 related to past production which resulted from an audit of an oil and gas lease. Oil royalty revenue was $4,303,704 and gas royalty revenue was $2,230,751 in 2004. Crude oil production from Trust royalty wells decreased 5.8% in 2004, but this decrease in the volume of crude oil production was more than offset by a 29.6% increase in the average price for crude oil during 2004 compared to 2003. Total gas production increased 28.8% in 2004 which more than offset an 8.1% decrease in the average price of gas in 2004 compared to 2003. The average prices per royalty barrel of crude oil for 2004 and 2003 were $37.82 and $29.18, respectively.

Grazing lease income in 2004 was $244,103 compared to $477,664 in 2003. Prior to 2004, grazing lease rentals were recorded on the cash method which approximated the accrual method. For 2004, the Trust recorded a one-time charge in the amount of $228,418 to record grazing lease rental on the accrual method. Since the amount is deemed immaterial to the financial statements as a whole, the financial statements for prior periods have not been restated.

Interest revenue was $1,138,307 in 2004 compared to $972,064 in 2003, an increase of 17.1%. Interest on notes receivable amounted to $1,066,395 in 2004 compared to $924,228 in 2003. At year end 2004, notes receivable from land sales were $22,251,684 compared to $10,501,601 at year end 2003. Sundry interest amounted to $71,912 in 2004 and $47,836, respectively. Total principal cash payments on notes receivable were $3,241,938 in 2004.

Easement and sundry income revenue in 2004 was $946,519 compared to $1,462,729 in 2003. Sundry revenue includes $330,496 in 2004 and $655,921 in 2003, respectively, related to the settlement of claims with respect to oil and gas leases.

Taxes, other than Federal income taxes were $603,301 in 2004 compared to $563,621 in 2003. Oil and gas production taxes were $365,273 in 2004 compared to $303,673 in 2003. Ad valorem taxes were $194,236 in 2004 compared to $218,748 in 2003. Basis in real estate sold was $715,712 in 2004 and $232,372 in 2003. All other expenses were $2,049,162 in 2004 compared to $1,562,093 in 2003.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2005, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	182,484	50,142	132,342	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities reflected on the Trust's balance sheet under GAAP	-	-	-	-	-

Total	$182,484	$50,142	$132,342	$-	$-

Effects of Inflation

We do not believe that inflation has had a material impact on our operating results. We cannot assure you, however, that future increases in our costs will not occur or that any such increases that may occur will not adversely affect our results of operations.

Critical Accounting Policies and Estimates

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses is recorded in the period of determination. At December 31, 2005, and 2004, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2005 and 2004, no valuation allowances were recorded.

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

Year Ending December 31	Maturity
2006	$1,263,769
2007	1,312,281
2008	1,379,060
2009	1,381,497
2010	1,366,347
Thereafter	12,380,894

$19,083,848

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

Not applicable.

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

(b)	Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 using the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2005.

(c)	Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on management’s assessment of the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d)	Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B:  Other Information.

Not applicable.

PART III

Item 10:  Directors and Executive Officers of the Registrant.

(a)	Trustees:
Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Maurice Meyer III	70	Trustee, Chairman of the Trustees and Member of Audit Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.
Joe R. Clark	78	Trustee, Vice Chairman of the Trustees and Chairman of Audit Committee	Trustee since February 20, 1987; Vice Chairman of Trustees since May 28, 2003. Mr. Clark served as Chairman of the Trustees from June 7, 2000 through May 27, 2003.

John R. Norris III	52	Trustee	Trustee since June 7, 2000.

(b)	Executive Officers:
Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Roy Thomas	59	General Agent, Chief Executive Officer and Secretary	General Agent and
Secretary of the Trust since
January 1, 1995 and Chief
Executive Officer since
November 12, 2002. Mr.
Thomas had previously
served as Assistant General
Agent from December 1,
1992 through December 31,
			1994.
David M. Peterson	40	Assistant General Agent and Chief Financial Officer	Assistant General Agent since January 1, 1997 and Chief Financial Officer since November 12, 2002.

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

(h)            Audit Committee Financial Expert. The Board of Trustees has determined that no current member of the Board of Trustees serving on the Trust’s Audit Committee would meet the requirements of the definition of “audit committee financial expert” set forth in the applicable rules of the SEC. The terms of the Trust, which was established in 1888, and governing law would require an amendment of the Trust in order to add new Trustees who would satisfy the requirements of the definition. Any amendment of the Trust to do so would necessarily involve judicial proceedings and an expensive time-consuming process with no assurance that an individual meeting the requirements of the definition, who would be willing to serve as Trustee given the modest compensation offered ($2,000 per annum, $4,000 per annum for the Chairman), could be located. The Audit Committee consists of two independent Trustees, each of whom has been determined by the Board of Trustees to be qualified, in their judgment, to monitor the performance of management, the Trust’s internal accounting operations and the independent auditors and to be qualified to monitor the disclosures of the Trust. In addition, the Audit Committee has the ability to retain its own independent accountants, attorneys and other advisors, whenever it deems appropriate, to advise it. As a result, the Board of Trustees believes that the time and expense involved in an amendment of the Trust, with no assurance that an individual meeting the requirements of the definition of “audit committee financial expert” could be persuaded to become a member of the Board of Trustees, would not be in the best interests of the Trust at this time.

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

Item 11:  Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its other most highly compensated executive officers (collectively, the “Named Executive Officers”):

	Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	All Other Compensation(2)

Roy Thomas	2005	$175,417	$17,000	--	$10,525
General Agent, Chief Executive	2004	$170,417	$17,000	--	$10,225
Officer and Secretary	2003	$160,833	--	--	$9,650
David M. Peterson	2005	$110,833	$10,000	--	$6,650
Assistant General Agent and	2004	$100,833	$10,000	--	$6,050
Chief Financial Officer	2003	$91,200	--	--	$5,472

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

Retirement Plans

The registrant maintains the Texas Pacific Land Trust Employees’ Pension Plan, a non-contributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The amount of the registrant’s contributions, payments or accruals with respect to Mr. Thomas and Mr. Peterson are not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. Based upon the Plan formula of 1-1/2% for each covered year times the average salary of the last five years, Mr. Thomas is estimated to have retirement benefits of $65,360 per year upon retirement at age 65, and Mr. Peterson is estimated to have retirement benefits of $52,404 per year upon retirement at age 65. Total compensation paid during 2005 to the eight (8) employees covered by the Employees’ Pension Plan was $688,542. The remuneration covered by the plan is salary.

Effective January 1, 1998, the Trust implemented a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The amounts contributed to this Plan on behalf of Messrs.

Thomas and Peterson are included in the Summary Compensation Table. During 2005, the Trust contributed an aggregate of $38,973 on behalf of all employees, including Messrs. Thomas and Peterson.

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

The Trust does not maintain any compensation plans (or individual compensation arrangements) under which equity securities of the Trust are authorized for issuance.

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

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class

Morgan Stanley (1) Morgan Stanley Capital Services Inc. (1) 1585 Broadway New York, NY 10036	173,900	Sub-share certificates	8.0%

Mercury Real Estate Advisors L.L.C. (2) 100 Field Point Road Greenwich, CT 06830	125,150	Sub-share certificates	5.8%

17

_______________________

(1)

The information set forth herein with respect to the securities beneficially owned by Morgan Stanley and Morgan Stanley Capital Services Inc. is based on a Schedule 13G filed by them, dated February 15, 2006. The Schedule 13G indicates that Morgan Stanley Capital Services Inc. is a wholly owned subsidiary of Morgan Stanley and that Morgan Stanley is filing solely in its capacity as the parent company of, and indirect beneficial owner of securities held by, Morgan Stanley Capital Services Inc.

(2)

The information set forth herein with respect to the securities beneficially owned by Mercury Real Estate Advisors L.L.C. (“Mercury”) is based on a Schedule 13D/A filed by Mercury, dated February 2, 2006. The Schedule 13D/A indicates that it is a joint filing on behalf of Mercury and Messrs. David R. Jarvis and Malcolm F. MacLean IV. The Schedule 13D/A indicates that Mercury is an investment advisor and that the shares reported in the Schedule 13D/A are held by certain entities of which Mercury is the investment advisor. The Schedule 13D/A further indicates that Messrs. Jarvis and MacLean are the managing members of Mercury. The Schedule 13D/A states that Mercury, Mr. Jarvis and Mr. MacLean have shared voting and dispositive power with respect to all of the Sub-shares reported. The address of Messrs. Jarvis and MacLean is the same as the address of Mercury.

(b)        Security Ownership of Management: The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on January 31, 2006		Percent of Class

Sub-share certificates:	Maurice Meyer III	14,950	(2)	*
Sub-share certificates:	Joe R. Clark	500		*
Sub-share certificates:	John R. Norris III	200		*
Sub-share certificates:	Roy Thomas	100		*
Sub-share certificates:	David M. Peterson	--		--
Sub-share certificates:	All Trustees and Officers as a Group	15,750.73%

_______________________

*Indicates ownership of less than 1% of the class.

(1)

The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred Sub-shares or six hundred Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. The figures set forth in the table represent Sub-share certificates. On January 31, 2006, no trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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

(d)        Transactions with Promoters. Not applicable.

Item 14:  Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, L.L.P. (“Lane Gorman Trubitt”) during 2005 and 2004 were furnished at customary rates. A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2005 and 2004 is set forth below:

Audit Fees. Lane Gorman Trubitt billed the Trust approximately $58,900 in 2005 and $60,025 in 2004 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2005 and 2004.

Audit-Related Fees. Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2005 or 2004 not included in “Audit Fees”, above.

Tax Fees. Lane Gorman Trubitt did not bill the Trust for any tax fees in 2005 or 2004.

Other Fees. Lane Gorman Trubitt did not bill the Trust any other fees in either 2005 or 2004.

The Audit Committee has established a policy requiring approval by it of all fees for audit and non-audit services to be provided by the Trust’s independent registered public accountants, prior to commencement of such services. Consideration and approval of fees generally occurs at the Committee’s regularly scheduled meetings or, to the extent that such fees may relate to other matters to be considered at special meetings, at those special meetings.

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

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-16 hereof:

Report of Lane Gorman Trubitt, L.L.P.

Report of KPMG LLP

Balance Sheets – December 31, 2005 and 2004

Statements of Income – Years Ended December 31, 2005, 2004 and 2003

Statements of Net Proceeds from All Sources – Years Ended December 31, 2005, 2004 and 2003

Statements of Cash Flows – Years Ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)	Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

TEXAS PACIFIC LAND TRUST

By:/s/ Roy Thomas Roy Thomas, General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2006.

Signature	Title(s)
/s/ Roy Thomas	General Agent, Chief Executive Officer and Secretary (Principal Executive Officer)
Roy Thomas

/s/ David M. Peterson	Assistant General Agent and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
David M. Peterson

/s/ Maurice Meyer III	Chairman of the Trustees
Maurice Meyer III

/s/ Joe R. Clark	Trustee
Joe R. Clark

/s/ John R. Norris III	Trustee
John R. Norris III

Item 15(a):  Financial Statements

Table of Contents

Report of Lane Gorman Trubitt, L.L.P	Page F-1
Report of KPMG LLP	F-3
Balance Sheets – December 31, 2005 and 2004	F-4
Statements of Income – Years Ended December 31, 2005, 2004 and 2003	F-5
Statements of Net Proceeds From All Sources – Years Ended
December 31, 2005, 2004 and 2003	F-6
Statements of Cash Flows – Years Ended December 31, 2005, 2004 and 2003	F-7
Notes to Financial Statements	F-8

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders

Texas Pacific Land Trust

We have audited the accompanying balance sheets of Texas Pacific Land Trust as of December 31, 2005 and 2004 and the related statements of income, net proceeds from all sources, and cash flows for the years then ended. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Texas Pacific Land Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Pacific Land Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of Texas Pacific Land Trust’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Texas Pacific Land Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Furthermore, in our opinion, Texas Pacific Land Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Lane Gorman Trubitt, L.L.P.

Dallas, Texas

January 31, 2006

Report of Independent Registered Public Accounting Firm

The Trustees and Certificate Holders

Texas Pacific Land Trust:

We have audited the accompanying statements of income, net proceeds from all sources, and cash flows of Texas Pacific Land Trust (the Trust) for the year ended December 31, 2003. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Texas Pacific Land Trust for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Dallas, Texas

January 23, 2004

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

December 31, 2005 and 2004

ASSETS	2005	2004

Cash	$226,984	$342,945
Temporary cash investments - at cost which approximates fair value	9,400,000	5,600,000
Notes receivable for land sales ($1,263,769 due in 2006 and $1,310,899 due in 2005) (note 1)	19,083,848	22,251,684
Prepaid insurance	105,123	100,859
Other assets	1,330,279	1,211,287
Prepaid Federal income taxes	228,570	42,870
Real estate acquired (note 3)	1,838,325	1,522,824
Water wells, leasehold improvements, furniture, and equipment - at cost less accumulated depreciation	91,764	76,709
Property, no value assigned (note 1):
Land (surface rights) situated in twenty counties in Texas - 971,449 acres in 2005 and 986,101 acres in 2004	--	--
Town lots in Iatan, Loraine, and Morita, Texas - 628 lots	--	--
1/16 nonparticipating perpetual royalty interest in 386,987.70 acres	--	--
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres	--	--

Total assets	$32,304,893	$31,149,178

LIABILITIES AND CAPITAL

Accounts payable and other liabilities (note 1)	$827,911	$562,855
Federal income taxes	--	--
Other taxes	54,822	43,421
Deferred taxes (note 5)	6,808,490	7,837,643

Total liabilities	7,691,223	8,443,919

Capital (notes 1 and 6):
Certificates of Proprietary Interest, par value $100 each; Outstanding 0 Certificates	--	--
Sub-share Certificates in Certificates of Proprietary Interest, par value $.16 2/3 each; outstanding 2,158,575 Sub-shares in 2005 and 2,194,275 Sub-shares in 2004	--	--
Net proceeds from all sources	24,613,670	22,705,259

Total capital	24,613,670	22,705,259

Total liabilities and capital	$32,304,893	$31,149,178

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Oil and gas royalties	$8,264,836	$6,534,455	$5,411,681
Grazing lease rentals	486,156	244,103	477,664
Land sales	3,700,116	20,277,226	1,629,191
Interest	1,749,529	1,138,307	972,064
Easements and sundry income	1,207,004	946,519	1,462,729

	15,407,641	29,140,610	9,953,329

Expenses:
Taxes, other than Federal income taxes	648,814	603,301	563,621
Salaries and related employee benefits	847,684	818,757	657,475
General expense, supplies, and travel	487,231	442,646	405,613
Basis in real estate sold	--	715,712	232,372
Legal and professional fees	1,163,146	741,092	390,563
Commissions to local agents	51,247	493	49,513
Depreciation	28,791	38,174	50,929
Trustees' compensation	8,000	8,000	8,000

	3,234,913	3,368,175	2,358,086

Income before Federal income taxes	12,172,728	25,772,435	7,595,243

Federal income taxes (note 5):
Current	4,689,294	4,581,244	2,792,133
Deferred	(1,029,153)	3,778,233	(527,041)

	3,660,141	8,359,477	2,265,092

Net income	$8,512,587	$17,412,958	$5,330,151

Net income per Sub-share Certificate	$3.92	$7.89	$2.34

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF NET PROCEEDS FROM ALL SOURCES

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Balance at beginning of year	$22,705,259	$13,990,973	$13,983,119
Add: Net income for year	8,512,587	17,412,958	5,330,151

	31,217,846	31,403,931	19,313,270

Deduct:
Cost of Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled - 35,700 Sub-shares in 2005, 54,100 Sub-shares in 2004 and 73,612 Sub-shares in 2003	5,400,790	3,737,308	3,604,427
Dividends paid - per Certificate of Proprietary Interest - $0 in 2005, 2004 and 2003; per Sub-share Certificate - $0.55 in 2005, $2.25 in 2004 and $0.75 in 2003	1,203,386	4,961,364	1,717,870

	6,604,176	8,698,672	5,322,297

Balance at end of year	$24,613,670	$22,705,259	$13,990,973

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$8,512,587	$17,412,958	$5,330,151
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	28,791	38,174	50,929
Deferred taxes	(1,029,153)	3,778,233	(527,041)
Basis in real estate sold	--	715,712	232,372
Changes in assets and liabilities:
Real estate acquired	(315,501)	--	--
New notes receivable from land sales	(1,656,510)	(14,992,021)	(1,000,049)
Payments received on notes receivable	4,824,346	3,241,938	2,422,446
Prepaid insurance and other assets	(123,256)	(325,406)	(96,567)
Accounts payable and other liabilities	265,056	531,421	21,314
Federal income and other taxes payable	(174,299)	(239,532)	84,466

Net cash provided by operating activities	10,332,061	10,161,477	6,518,021

Cash flows from investing activities:
Additions to water wells, leasehold improvements, furniture and equipment	(55,486)	(33,110)	(30,220)
Retirements of water wells, leasehold improvements, furniture and equipment	11,640	--	--

Net cash used in investing activities	(43,846)	(33,110)	(30,220)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(5,400,790)	(3,737,308)	(3,604,427)
Dividends	(1,203,386)	(4,961,364)	(1,717,870)

Net cash used in financing activities	(6,604,176)	(8,698,672)	(5,322,297)

Net increase in cash and temporary cash investments	3,684,039	1,429,695	1,165,504
Cash and temporary cash investments at beginning of year	5,942,945	4,513,250	3,347,746

Cash and temporary cash investments at end of year	$9,626,984	$5,942,945	$4,513,250

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2005, 2004 and 2003

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

The preparation of financial statements in accordance with the accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Notes receivable related to land sales bear interest rates ranging from 7.0% to 11.0% as of December 31, 2005 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.31% as of December 31, 2005. The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2005, 2004 and 2003 were $3,516,738,

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2005, 2004 and 2003

$2,395,754, and $1,648,383, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value. Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible accounts at December 31, 2005, 2004, or 2003. One customer represented approximately 55% and 64% and another represented approximately 17% and 15% of the Trust’s notes receivable balance at December 31, 2005 and 2004, respectively.

The maturities of notes receivable for each of the five years subsequent to December 31, 2005 are:

Year ending December 31:
2006	$1,263,769
2007	1,312,281
2008	1,379,060
2009	1,381,497
2010 and thereafter	13,747,241

$19,083,848

As of December 31, 2005, there were no significant delinquencies in the Trust’s notes receivable. The Trust reviews its aging, financial operations information on its debtors, and estimated fair value of collateral held as security to determine an appropriate allowance for delinquencies, if any.

The Trust received income of $42,560 and $330,496 in 2005 and 2004, respectively, due to settlement of claims for unpaid oil and gas royalties.

(c) Net Income per Sub-share

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,172,931 in 2005, 2,208,190 in 2004, and 2,274,212 in 2003).

(d) Cash Flows

Temporary cash investments at December 31, 2005 and 2004 consist primarily of overnight investments in loan participations. For purposes of the statements of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be temporary cash investments. Cash disbursed for income taxes in 2005, 2004 and 2003 was $4,875,000, $4,829,676, and $2,711,767, respectively.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2005, 2004 and 2003

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

(g) New Accounting Standards and Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets, - An amendment of Accounting Principles Board (APB) Opinion No. 29, which was effective for the Trust for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e., recorded on the carryover basis). As amended by SFAS No. 153, assets received in some circumstances will have to be recorded instead at their fair values. The Trust has not engaged in nonmonetary asset exchanges for significant amounts. SFAS No. 153 did not have a material effect on our financial condition, results of operations, or liquidity.

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2005, 2004 and 2003

(3) Real Estate Acquired

While the Trust is generally not a purchaser of land, parcels are purchased from time to time at the discretion of the Trustees.

Newly acquired real estate is recorded at cost. Real estate acquired through foreclosure is recorded at the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes, and other fees incurred relating to the foreclosure.

Real estate is carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and any further losses are recorded by a charge to operations and a valuation allowance (none at December 31, 2005, 2004 or 2003) if the carrying value of the property exceeds its estimated fair value.

Real estate acquired included the following activity for the years ended December 31, 2005 and 2004:

	2005		2004
	Acres	Book Value	Acres	Book Value
Balance at January 1:	6,571.92	$1,522,824	8,086.78	$2,238,536
Additions	5,546.92	315,501	--	--
Sales	--	--	(1,514.86)	(715,712)

Balance at December 31:	12,118.84	$1,838,325	6,571.92	$1,522,824

(4) Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $38,973, $37,346 and $35,336 in 2005, 2004, and 2003, respectively.

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

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2005 and 2004 using a measurement date of December 31, 2005:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2005, 2004 and 2003

	2005	2004

Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$2,208,081	$2,012,135
Service cost	79,628	70,500
Interest cost	131,164	124,316
Actuarial loss	108,236	98,779
Benefits paid	(97,649)	(97,649)

Projected benefit obligation at end of year	$2,429,460	$2,208,081

Change in plan assets:
Fair value of plan assets at beginning of year	$1,817,083	$1,588,017
Actual return on plan assets	105,974	126,715
Contributions by employer	200,000	200,000
Benefits paid	(97,649)	(97,649)

Fair value of plan assets at end of year	$2,025,408	$1,817,083

Unfunded status	$(404,052)	$(390,998)
Unrecognized net actuarial loss	520,655	413,714
Unrecognized prior service cost	98,755	112,811

Prepaid benefit cost	$215,358	$135,527

Amounts recognized in the balance sheet as part of other assets consist of:

	2005	2004

Prepaid benefit cost	$215,358	$135,527
Accrued benefit cost	--	--
Intangible asset	--	--
Accumulated other comprehensive income	--	--

Net amounts recognized	$215,358	$135,527

The accumulated benefit obligation of the Plan was $1,864,147 and $1,711,334 as of December 31, 2005 and 2004, respectively.

Net periodic benefit costs for the years ended December 31, 2005, 2004 and 2003 include the following components:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2005, 2004 and 2003

	2005	2004	2003
Components of net periodic benefit costs
(benefits):
Service cost	$79,628	$70,500	$62,488
Interest cost	131,164	124,316	113,840
Expected return on plan assets	(123,804)	(107,768)	(94,276)
Amortization of unrecognized gains	19,125	14,634	18,579
Amortization of prior service cost	14,056	17,787	13,466

Net periodic benefit costs	$120,169	$119,469	$114,097

	2005	2004	2003
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.75%	6.00%	6.25%
Rate of compensation increase	7.29	7.29	7.29
Weighted average assumptions used to
determine benefit costs for the years
ended December 31:
Discount rate	6.00%	6.25%	6.50%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

The Plan’s asset allocations at December 31, 2005, and 2004 by asset category are as follows:

	Percentage of Plan Assets at December 31
	2005	2004
Asset Category
Equity securities	36%	31%
Debt securities	--	57
Other (cash)	64	12

Total	100%	100%

The Plan has a formal investment policy statement. The Plan’s investment objective is balanced income, with a moderate risk tolerance. This objective emphasizes current income through a 60% to 80% allocation to fixed income securities, complemented by a secondary consideration for capital appreciation through an equity allocation in the range of 20% to 40%. No fixed income securities are shown at the end of 2005 due to a temporary reallocation of investment monies. Fixed income securities were reacquired shortly after year end. Diversification and liquidity are

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2005, 2004 and 2003

achieved through investment in mutual funds rather than individual securities. The asset allocation is reviewed annually with respect to the target allocations and rebalancing adjustments and/or target allocation changes are made as appropriate. The Trust’s current funding policy is to maintain the Plan’s fully funded status on an ERISA minimum funding basis.

The expected return on plan assets assumption of 7.0% was selected by the Trust based on historical real rates of return for the current asset mix and an assumption with respect to future inflation. The rate was determined based on a long-term allocation of about two-thirds fixed income and one-third equity securities; historical real rates of return of about 2.5% and 8.5% for fixed income and equity securities, respectively; and assuming a long-term inflation rate of 2.5%.

The required minimum contribution under ERISA is expected to be zero for 2006; however, the Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2006	$95,971
2007	95,610
2008	95,346
2009	95,329
2010	95,733
Years 2011 - 2015	925,568

(5) Federal Taxes on Income

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

	2005	2004	2003

Computed tax expense at the statutory rate	$4,138,728	$8,762,628	$2,582,383
Reduction in income taxes resulting from:
Statutory depletion	(451,152)	(354,514)	(297,114)
Other, net	(27,435)	(48,637)	(20,177)

	$3,660,141	$8,359,477	$2,265,092

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 2005 and 2004 are as follows:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2005, 2004 and 2003

	2005	2004

Basis differences in real estate acquired through foreclosure	$451,233	$451,242
Deferred installment revenue on land sales for
tax purposes	6,357,257	7,386,401

Total deferred tax liability	$6,808,490	$7,837,643

(6) Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares. No Certificates were exchanged for Sub-shares in 2005 and 2004.

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

(7) Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2005, 2004 and 2003, respectively: oil (in barrels) – 105,208, 113,794, and 120,883, and gas (in thousands of cubic feet) – 472,508, 528,614, and 410,514. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

(8) Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2005 and 2004:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2005, 2004 and 2003

	Quarter ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Income	$4,240,084	$4,523,076	$4,065,220	$2,579,261

Income before Federal income taxes	$3,057,043	$3,766,027	$3,416,582	$1,933,076

Net income	$2,181,008	$2,600,803	$2,378,203	$1,352,573

Net income per Sub-share Certificate	$1.01	$1.20	$1.09	$0.62

	Quarter ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Income	$2,672,496	$21,630,083	$2,600,247	$2,237,784

Income before Federal income taxes	$1,819,609	$20,235,081	$2,069,821	$1,647,924

Net income	$1,331,302	$13,446,147	$1,457,736	$1,177,773

Net income per Sub-share Certificate	$0.61	$6.10	$0.65	$0.53

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Texas Pacific Land Trust, Declaration of Trust, dated February 1, 1888, by Charles J. Canda, Simeon J. Drake, and William Strauss, Trustees (incorporated herein by reference to Exhibit 3.1 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Option Agreement, dated December 7, 2004, between the Trust and Vaquero GP, LLC. (incorporated herein by reference to Exhibit 10.1 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.