Form 10-Q
period 2006-03-31
TEXAS PACIFIC LAND TRUST
filed 2006-05-05
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
 (Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE	75-0279735
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1700 Pacific Avenue, Suite 1670, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(214) 969-5530
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [X]

Cautionary Statement Regarding Forward-Looking Statements

        Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I  of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

ASSETS	March 31, 2006	December 31, 2005
	(Unaudited)
Cash	$146,224	$226,984
Temporary cash investments - at cost which approximates market	10,599,675	9,400,000
Accounts receivable	1,085,369	902,211
Accrued interest receivable	189,013	212,710
Prepaid expenses	288,944	320,481
Notes receivable for land sales	18,486,578	19,083,848
Real estate acquired:
(12,119 acres at March 31, 2006 and December 31, 2005)	1,838,325	1,838,325
Water wells, leasehold improvements, furniture and equipment
- at cost less accumulated depreciation	122,935	91,764
Prepaid Federal income taxes	--	228,570
Property, no value assigned:
Land (surface rights) situated in twenty counties in Texas - 971,409 acres in 2006 and 971,449 acres in 2005	--	--

Town lots in Iatan, Loraine and Morita - 628 lots in 2006 and 2005	--	--
1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2006
and 2005	--	--

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2006 and 2005	--	--

	$32,757,063	$32,304,893

LIABILITIES AND CAPITAL

Federal income taxes payable	$825,522	$--
Other taxes payable	103,400	54,822
Other liabilities	710,282	727,911
Escrow deposits on land sales	7,000	--
Deferred revenue	100,000	100,000
Deferred taxes	6,616,784	6,808,490

Total liabilities	8,362,988	7,691,223

Capital:
Certificates of Proprietary Interest, par value $100 each; no certificates outstanding in 2006 and 2005	--	--
Sub-share Certificates in Certificates of Proprietary Interest, par value $.16 2/3 each; outstanding:
2,153,175 sub-shares in 2006 and 2,158,575 sub-shares in 2005	--	--

Net proceeds from all sources	24,394,075	24,613,670

Total capital	24,394,075	24,613,670

	$32,757,063	$32,304,893

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Income:
Rentals, royalties and sundry income	$3,051,927	$2,135,205
Interest	446,841	444,056

	3,498,768	2,579,261

Expenses:
Taxes, other than Federal income taxes	195,363	156,309
General and administrative expenses	488,401	489,876

	683,764	646,185

Income before Federal income taxes	2,815,004	1,933,076

Federal income taxes	862,385	580,503

Net income	$1,952,619	$1,352,573

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	2,156,242	2,189,392

Basic and dilutive earnings per sub-share certificate	$.91	$.62

Cash dividends per sub-share certificate	$.65	$.55

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$1,952,619	$1,352,573

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation	7,200	6,901
Deferred taxes	(191,706)	(116,171)

(Increase) decrease in assets:
Accounts receivable	(183,158)	7,964
Payments received on notes receivable	597,269	360,236
Accrued interest receivable	23,697	(2,888)
Federal income taxes receivable	228,570	42,870
Prepaid expenses	31,537	30,257
Real estate acquired	--	(297,022)
Increase (decrease) in liabilities:
Federal income taxes payable	825,523	653,804
Other taxes payable	48,578	46,000
Escrow deposits on land sales	7,000	3,000
Other liabilities payable	(17,629)	10,920

Total adjustments	1,376,881	745,871

Net cash provided by operating activities	3,329,500	2,098,444

Cash flows from investing activities-
Additions to water wells, leasehold improvements, furniture and equipment	(38,371)	(22,549)

Cash flows from financing activities:
Sub-shares purchased for retirement	(771,220)	(1,222,148)
Dividends paid	(1,400,994)	(1,203,386)

Net cash used by financing activities	(2,172,214)	(2,425,534)

Net increase (decrease) in cash and cash equivalents	1,118,915	(349,639)
Cash and cash equivalents at beginning of period	9,626,984	5,942,945

Cash and cash equivalents at end of period	$10,745,899	$5,593,306

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
Notes To Unaudited Financial Statements
March 31, 2006

(1)	In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2006 and the results of its operations for the three month periods ended March 31, 2006 and 2005, respectively, and its cash flows for the three month periods ended March 31, 2006 and 2005, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2005 and 2004 and for each of the years in the three year period ended December 31, 2005 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	No value has been assigned to the land held by the Trust other than parcels which have been acquired through foreclosure and a limited number of parcels which have been acquired because they were offered for sale and were contiguous to parcels already owned by the Trust. Consequently, no allowance for depletion is computed, and no charge to income is made, with respect thereto, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3)	The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

(6)	The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments and U.S. Treasury bills with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2006 and 2005 is summarized as follows:

	2006	2005

Federal income taxes paid	$--	$--

(7)	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005

        Earnings per sub-share certificate were $.91 for the first quarter of 2006 compared to $.62 for the first quarter of 2005. Total revenues were $3,498,768 for the first quarter of 2006 compared to $2,579,261 for the first quarter of 2005, an increase of 35.7%. This increase in revenue and earnings was due primarily to increases in oil and gas royalty income and easement and sundry income during the first quarter of 2006 compared to the first quarter of 2005.

        The Trust did not sell any land during the first quarter of 2006 or the first quarter of 2005.

        Rentals, royalties and sundry income were $3,051,927 for the first quarter of 2006 compared to $2,135,205 for the first quarter of 2005, an increase of 42.9%. This increase resulted primarily from increases in oil and gas royalty income and, to a lesser extent, an increase in easement and sundry income.

        Oil and gas royalty revenue was $2,512,260 for the first quarter of 2006, compared to $1,831,534 for the first quarter of 2005, an increase of 37.2%. Oil royalty revenue was $1,443,384 for the first quarter of 2006, an increase of 18.2% from the first quarter of 2005. Crude oil production subject to the Trust’s royalty interest decreased 13.0% for the first quarter of 2006 compared to the first quarter of 2005, but this decrease in volume was more than offset by a 35.9% increase in the average price per royalty barrel of crude oil in the first quarter of 2006 compared to the 2005 period. Gas royalty revenue was $1,068,876 for the first quarter of 2006, an increase of 75.1% from the first quarter of 2005, when gas royalty income was $610,304. This increase in gas royalty income is attributable to a volume increase of 3.8% and price increases of 68.7%.

        Easement and sundry income was $449,247 for the first quarter of 2006, an increase of 143.0% from the first quarter of 2005. This category of income is unpredictable and may vary significantly from quarter to quarter.

        Interest revenue was $446,841 for the first quarter of 2006, an increase of 0.6% over the first quarter of 2005. Interest on notes receivable was $341,837 for the first quarter of 2006, down 16.6% from the first quarter of 2005. As of March 31, 2006, notes receivable for land sales were $18,486,578 compared to $21,891,447 at March 31, 2005. This decrease in notes receivable for land sales is due to pay down of notes since March 31, 2005. Sundry interest was $105,004 for the first quarter of 2006, up 208.5% from the first quarter of 2005. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes other than Federal income taxes increased 25.0% for the first quarter of 2006 compared to the first quarter of 2005. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted primarily from the increased oil and gas royalty income occasioned by the higher oil and gas prices which prevailed during the first quarter of 2006 compared to the first quarter of 2005.

        General and administrative expenses for the first quarter of 2006 were down 0.3% compared to the first quarter of 2005.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the information related to market risk of the Trust since December 31, 2005.

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

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

        There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)     During the first quarter of 2006, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs

January 1, through January 31, 2006	2,200		$143.18	-	-
February 1, through February 28, 2006	1,000		$143.10	-	-
March 1, through March 31, 2006	2,200		$142.33	-	-

Total	5,400	*	$142.82	-	-

* The Trust purchased and retired 5,400 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        TEXAS PACIFIC LAND TRUST
                    (Registrant)

Date: May 5, 2006	By: /s/ Roy Thomas Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 5, 2006	By:/s/ David M. Peterson David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.