Form 10-Q
period 2006-06-30
TEXAS PACIFIC LAND TRUST
filed 2006-08-07
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

______________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

ASSETS	June 30, 2006	December 31, 2005
	(Unaudited)

Cash	$544,323	$226,984
Temporary cash investments - at cost which approximates market	12,050,000	9,400,000
Accounts receivable	1,003,797	902,211
Accrued interest receivable	229,687	212,710
Prepaid expenses	257,407	320,481
Notes receivable for land sales	18,300,779	19,083,848
Real estate acquired:
(10,564 acres at June 30, 2006 and 12,119 acres at December 31, 2005)	1,777,007	1,838,325
Water wells, leasehold improvements, furniture and equipment - at cost less accumulated depreciation	121,562	91,764
Prepaid Federal income taxes	—	228,570
Property, no value assigned:
Land (surface rights) situated in twenty counties in Texas - 969,479 acres in 2006 and 971,449 acres in 2005	—	—
Town lots in Iatan, Loraine and Morita - 628 lots in 2006 and 2005	—	—
1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2006 and 2005	—	—
1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2006 and 2005	—	—

	$34,284,562	$32,304,893

LIABILITIES AND CAPITAL

Federal income taxes payable	$411,540	$—
Other taxes payable	132,280	54,822
Other liabilities	612,490	727,911
Escrow deposits on land sales	7,000	—
Deferred revenue	200,000	100,000
Deferred taxes	6,542,668	6,808,490

Total liabilities	7,905,978	7,691,223

Capital:
Certificates of Proprietary Interest, par value $100 each; no certificates outstanding in 2006 and 2005	—	—
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.16 2/3 each; outstanding:
2,146,475 sub-shares in 2006 and 2,158,575 sub-shares in 2005	—	—
Net proceeds from all sources	26,378,584	24,613,670

Total capital	26,378,584	24,613,670

	$34,284,562	$32,304,893

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income: Rentals, royalties and sundry income	$3,831,158	$2,324,159	$6,883,085	$4,459,364
Land sales	716,117	1,294,865	716,117	1,294,865
Interest	465,203	446,196	912,044	890,252

	5,012,478	4,065,220	8,511,246	6,644,481

Expenses:
Taxes, other than Federal income taxes	159,675	161,017	355,038	317,326
Basis in real estate sold	61,318	—	61,318	—
General and administrative expenses	480,263	487,621	968,664	977,497

	701,256	648,638	1,385,020	1,294,823

Income before Federal income taxes	4,311,222	3,416,582	7,126,226	5,349,658

Federal income taxes	1,351,903	1,038,379	2,214,288	1,618,882

Net income	$2,959,319	$2,378,203	$4,911,938	$3,730,776

Average number of sub-share certificates and equivalent sub-share certificates outstanding	2,150,525	2,181,725	2,152,423	2,184,337

Basic and dilutive earnings per sub-share certificate	$1.38	$1.09	$2.28	$1.71

Cash dividends per sub-share certificate	$—	$—	$.65	$.55

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$4,911,938	$3,730,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,400	13,800
Deferred taxes	(265,822)	(1,254,101)
(Increase) decrease in assets:
Accounts receivable	(101,586)	(17,505)
New notes receivable from land sales	(367,317)	(190,590)
Payments received on notes receivable	1,150,386	4,042,136
Accrued interest receivable	(16,977)	120,615
Prepaid Federal income taxes	228,570	42,870
Prepaid expenses	63,074	60,516
Real estate acquired	61,318	(315,501)
Increase (decrease) in liabilities:
Federal income taxes payable	411,540	1,397,119
Other taxes payable	77,458	88,985
Escrow deposits on land sales	7,000	51,000
Other liabilities and deferred revenue	(15,421)	73,779

Total adjustments	1,246,623	4,113,123

Net cash provided by operating activities	6,158,561	7,843,899

Cash flows from investing activities-
Additions to water wells, leasehold improvements, furniture and equipment	(44,198)	(27,794)

Cash flows from financing activities:
Sub-shares purchased for retirement	(1,746,030)	(2,462,662)
Dividends paid	(1,400,994)	(1,203,386)

Net cash used by financing activities	(3,147,024)	(3,666,048)

Net increase in cash and cash equivalents	2,967,339	4,150,057
Cash and cash equivalents at beginning of period	9,626,984	5,942,945

Cash and cash equivalents at end of period	$12,594,323	$10,093,002

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2006 and the results of its operations for the three month and six month periods ended June 30, 2006 and 2005, respectively, and its cash flows for the six month periods ended June 30, 2006 and 2005, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2005 and 2004 and for each of the years in the three year period ended December 31, 2005 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.
(5)	The results of operations for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
(6)

The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments and U. S. Treasury bills with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2006 and 2005 is summarized as follows:

	2006	2005

Federal income taxes paid	$1,840,000	$1,433,000

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

Results of Operations for the Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005

Earnings per sub-share certificate were $1.38 for the second quarter of 2006 compared to $1.09 for the second quarter of 2005. Total revenues were $5,012,478 for the second quarter of 2006 compared to $4,065,220 for the second quarter of 2005, an increase of 23.3%. This increase in revenue and earnings was due primarily to an increase in sundry income and, to a lesser extent, an increase in oil royalty revenue which more than offset decreases in land sales and gas royalty revenue during the second quarter of 2006 compared to the second quarter of 2005. The increase in sundry income resulted primarily from a one-time payment received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust.

In the second quarter of 2006, land sales totaled $716,117, representing the sale of 3,379 acres at an average price of $212 per acre. In the comparable period of 2005, land sales totaled $1,294,865, representing the sale of 9,975 acres at an average price of $130 per acre.

Rentals, royalties and sundry income were $3,831,158 for the second quarter of 2006 compared to $2,324,159 for the second quarter of 2005, an increase of 64.8%. This increase resulted primarily from an increase in sundry income and, to a lesser extent, an increase in oil and gas royalty revenue. The increase in oil and gas royalty revenue was attributable to the higher market prices for oil and gas which prevailed during the second quarter of 2006 compared to the second quarter of 2005, which more than offset decreases in the volumes of oil and gas production in the 2006 period.

Oil and gas royalty revenue was $2,042,400 for the second quarter of 2006 compared to $1,911,505 for the second quarter of 2005, an increase of 6.8%. Oil royalty revenue was $1,487,036 for the second quarter of 2006, an increase of 14.7% from the second quarter of 2005. Crude oil production subject to the Trust’s royalty interest decreased 11.8% for the second quarter of 2006, but this decrease in the volume of production was more than offset by a 29.9% increase in the average price per royalty barrel of crude oil in the 2006 second quarter compared to the 2005 second quarter. Gas royalty revenue was $555,364 for the second quarter of 2006, a decrease of 9.6% from the second quarter of 2005, resulting from a decrease of 19.1% in the volume of gas produced, which was only partially offset by a price increase of 11.7%.

Easement and sundry income was $1,611,909 for the second quarter of 2006, an increase of 526.9% from the second quarter of 2005. The increase in sundry income resulted primarily from a one-time payment in the amount of $1,308,000 received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest revenue was $465,203 for the second quarter of 2006 compared to $446,196 for the second quarter of 2005, an increase of 4.3%. Interest on notes receivable for the second quarter of 2006 was $333,416, a decrease of 17.4% compared to the second quarter of 2005. As of June 30, 2006, notes receivable for land sales were $18,300,779 compared to $19,083,848 at June 30, 2005, a decrease of 0.5%. Sundry interest was $131,787 for the second quarter of 2006, an increase of 209.1% from the second quarter of 2005. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than Federal income taxes decreased 0.8% for the second quarter of 2006 compared to the second quarter of 2005.

General and administrative expenses for the second quarter of 2006 were down 1.5% compared to the second quarter of 2005.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Earnings per sub-share certificate were $2.28 for the first six months of 2006 compared to $1.71 for the first six months of 2005. Total revenues were $8,511,246 for the first six months of 2006 compared to $6,644,481 for the first six months of 2005, an increase of 28.1%. This increase in revenue and earnings was due primarily to an increase in sundry income and, to a lesser extent, an increase in oil and gas royalty revenue, which more than offset a decrease in land sales during the first six months of 2006 compared to the first six months of 2005. The increase in sundry income resulted primarily from a one-time payment received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust.

In the first six months of 2006, land sales totaled $716,117, representing the sale of 3,379 acres at an average price of approximately $212 per acre. In the comparable period of 2005, land sales totaled $1,294,865, representing the sale of 9,975 acres at an average price of approximately $130 per acre.

Rentals, royalties, and sundry income were $6,883,085 for the first six months of 2006 compared to $4,459,364 for the first six months of 2005, an increase of 54.4%. This increase resulted primarily from an increase in sundry income and, to a lesser extent, an increase in oil and gas royalty revenue. The increase in oil and gas royalty revenue was primarily attributable to the higher market prices for oil and gas which prevailed during the first six months of 2006 compared to the first six months of 2005 and, to a lesser extent, a modest increase in gas production during the 2006 period, which more than offset a decrease in the volume of oil production in the 2006 period.

Oil and gas royalty revenue was $4,554,660 for the first six months of 2006, compared to $3,743,039 for the first six months of 2005, an increase of 21.7%. Oil royalty revenue was $2,930,419 for the first six months of 2006, an increase of 16.4% from the first six months of 2005. Crude oil production subject to the Trust’s royalty interest decreased 12.4% for the first six months of 2006, but this decrease in the volume of production was more than offset by a 32.8% increase in the average price per royalty barrel of crude oil in the first six months of 2006 compared to the first six months of 2005. Gas royalty revenue was $1,624,241 for the first six months of 2006, an increase of 32.6% from the first six months of 2005, resulting from a price increase of 28.6% and an increase of 3.1% in the volume of gas produced.

Easement and sundry income was $2,061,156 for the first six months of 2006, an increase of 366.3% from the first six months of 2005. The increase in sundry income resulted primarily from a one-time payment in the amount of $1,308,000 received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust. This category of income is unpredictable and may vary significantly from period to period.

Interest revenue was $912,044 for the first six months of 2006 compared to $890,252 for the first six months of 2005, an increase of 2.4%. Interest on notes receivable for the first six months of 2006 was $675,253, a decrease of 17.0% from the comparable period of 2005. As of June 30, 2006, notes receivable from land sales were $18,300,779 compared to $19,083,848 at June 30, 2005, a decrease of 0.5%. Sundry interest was $236,791 for the first six months of 2006, an increase of 208.8% from the 2005 period. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than Federal income taxes increased 11.9% for the first six months of 2006 compared to the first six months of 2005. This increase is attributable to an increase in oil and gas production taxes. The increase in oil and gas production taxes, in turn, resulted primarily from the increased oil and gas royalty income occasioned by the higher oil and gas prices which prevailed during the first six months of 2006 compared to the first six months of 2005.

General and administrative expenses for the first six months of 2006 were down 0.9% compared to the first six months of 2005.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	During the second quarter of 2006, the Trust repurchased Sub-share certificates as follows:
Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs

April 1, through April 30, 2006	2,400		$146.42	–	–

May 1, through May 31, 2006	1,300		$145.47	–	–

June 1, through June 30, 2006	3,000		$144.77	–	–

Total	6,700	*	$145.49	–	–

* The Trust purchased and retired 6,700 Sub-shares in the open market.

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of the holders of Sub-share certificates was held on June 14, 2006 in Dallas, Texas.

At the meeting, the holders of Sub-share certificates elected James K. Norwood as a Trustee of the Trust to succeed Joe R. Clark who had elected to retire. The number of Sub-share certificates voted for the election of Mr. Norwood was 1,706,490 and the number of Sub-share certificates the vote of which was withheld from Mr. Norwood was 28,754.

The terms of Messrs. Maurice Meyer III and John R. Norris III as Trustees of the Trust continued after the special meeting.

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

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: August 7, 2006	By: /s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer
Date: August 7, 2006	By: /s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

