Form 10-Q
period 2006-09-30
TEXAS PACIFIC LAND TRUST
filed 2006-11-08
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

ASSETS	September 30, 2006	December 31, 2005
	(Unaudited)

Cash	$327,500	$226,984
Temporary cash investments - at cost which approximates market	14,000,000	9,400,000
Accounts receivable	978,850	902,211
Accrued interest receivable	154,154	212,710
Prepaid expenses	225,870	320,481
Notes receivable for land sales	17,462,895	19,083,848
Real estate acquired:
(10,564 acres at September 30, 2006 and 12,119 acres at December 31, 2005)	1,777,007	1,838,325
Water wells, leasehold improvements, furniture and equipment - at cost less accumulated depreciation	125,775	91,764
Prepaid Federal income taxes	–	228,570
Property, no value assigned:
Land (surface rights) situated in twenty counties in Texas - 968,602 acres in 2006 and 971,449 acres in 2005	–	–

Town lots in Iatan, Loraine and Morita - 628 lots in 2006 and 2005	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2006 and 2005	–	–
1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2006 and 2005	–	–

	$35,052,051	$32,304,893

LIABILITIES AND CAPITAL

Federal income taxes payable	$392,106	$–
Other taxes payable	166,035	54,822
Other liabilities	640,101	727,911
Escrow deposits on land sales	34,000	–
Deferred revenue	200,000	100,000
Deferred taxes	6,282,533	6,808,490

Total liabilities	7,714,775	7,691,223

Capital:
Certificates of Proprietary Interest, par value $100 each; no certificates outstanding in 2006 and 2005	–	–

Sub-share Certificates in Certificates of Proprietary Interest, par value $.16 2/3 each; outstanding:
2,133,775 sub-shares in 2006 and 2,158,575 sub-shares in 2005	–	–

Net proceeds from all sources	27,337,276	24,613,670

Total capital	27,337,276	24,613,670

	$35,052,051	$32,304,893

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Rentals, royalties and sundry income	$3,408,609	$2,409,478	$10,291,694	$6,868,842
Land sales	907,456	1,691,883	1,623,573	2,986,748
Interest	486,474	421,715	1,398,518	1,311,967

	4,802,539	4,523,076	13,313,785	11,167,557

Expenses:
Taxes, other than Federal income taxes	161,451	166,204	516,489	483,530
Basis in real estate sold	-	-	61,318	-
General and administrative expenses	462,955	590,845	1,431,619	1,568,342

	624,406	757,049	2,009,426	2,051,872

Income before Federal income taxes	4,178,133	3,766,027	11,304,359	9,115,685

Federal income taxes	1,320,431	1,165,224	3,534,719	2,784,106

Net income	$2,857,702	$2,600,803	$7,769,640	$6,331,579

Average number of sub-share certificates and equivalent sub-share certificates outstanding	2,140,175	2,174,925	2,146,531	2,179,617

Basic and dilutive earnings per sub-share certificate	$1.34	$1.20	$3.62	$2.90

Cash dividends per sub-share certificate	$–	$–	$.65	$.55

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,769,640	$6,331,579
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	21,600	20,700
Deferred taxes	(525,957)	(1,032,949)
(Increase) decrease in assets:
Accounts receivable	(76,639)	(46,936)
New notes receivable from land sales	(1,047,773)	(1,150,990)
Payments received on notes receivable	2,668,726	4,323,279
Accrued interest receivable	58,556	71,517
Prepaid Federal income taxes	228,570	(115,938)
Prepaid expenses	94,611	90,773
Real estate acquired	61,318	(315,501)
Increase in liabilities:
Federal income taxes payable	392,106	–
Other taxes payable	111,213	134,173
Escrow deposits on land sales	34,000	4,052
Other liabilities and deferred revenue	12,190	102,421

Total adjustments	2,032,521	2,084,601

Net cash provided by operating activities	9,802,161	8,416,180

Cash flows from investing activities:
Additions to water wells, leasehold improvements, furniture and equipment	(55,611)	(33,697)

Cash flows from financing activities:
Sub-shares purchased for retirement	(3,645,040)	(3,913,210)
Dividends paid	(1,400,994)	(1,203,386)

Net cash used by financing activities	(5,046,034)	(5,116,596)

Net increase in cash and cash equivalents	4,700,516	3,265,887
Cash and cash equivalents at beginning of period	9,626,984	5,942,945

Cash and cash equivalents at end of period	$14,327,500	$9,208,832

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(1)	In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2006 and the results of its operations for the three month and nine month periods ended September 30, 2006 and 2005, respectively, and its cash flows for the nine month periods ended September 30, 2006 and 2005, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2005 and 2004 and for each of the years in the three year period ended December 31, 2005 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	No value has been assigned to the land held by the Trust other than parcels which have been acquired through foreclosure and a limited number of parcels which have been acquired because they were offered for sale and were contiguous to parcels already owned by the Trust. Consequently, no allowance for depletion is computed, and no charge to income is made, with respect thereto, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

(3)	The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest.

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

(6)	The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments and U. S. Treasury bills with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2006 and 2005 is summarized as follows:

	2006	2005

Federal income taxes paid	$3,440,000	$3,933,000

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

Results of Operations for the Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005

        Earnings per sub-share certificate were $1.34 for the third quarter of 2006 compared to $1.20 for the third quarter of 2005. Total revenues were $4,802,539 for the third quarter of 2006 compared to $4,523,076 for the third quarter of 2005, an increase of 6.2%. This increase in revenue and earnings was due primarily to an increase in sundry income and, to a lesser extent, increases in oil royalty revenue and interest revenue, which more than offset decreases in land sales and gas royalty revenue during the third quarter of 2006 compared to the third quarter of 2005.

        In the third quarter of 2006, land sales totaled $907,456, representing the sale of 890 acres at an average price of approximately $1,020 per acre. In the comparable period of 2005, land sales totaled $1,691,883, representing the sale of 1,478 acres at an average price of approximately $1,145 per acre.

        Rentals, royalties and sundry income were $3,408,609 for the third quarter of 2006 compared to $2,409,478 for the third quarter of 2005, an increase of 41.5%. This increase resulted primarily from an increase in sundry income and, to a lesser extent, an increase in oil and gas royalty income. The increase in sundry revenue was attributable to increased seismic activity. The increase in oil and gas royalty revenue was attributable to the higher market prices for oil and gas which prevailed during the third quarter of 2006 compared to the third quarter of 2005, which more than offset decreases in the volumes of oil and gas production in the 2006 period.

        Oil and gas royalty revenue was $2,141,586 for the third quarter of 2006, compared to $2,064,879 for the third quarter of 2005, an increase of 3.7%. Oil royalty revenue was $1,564,904 for the third quarter of 2006, an increase of 12.0% from the third quarter of 2005. Although crude oil production subject to the Trust’s royalty interest decreased 10.7% in the third quarter of 2006, this decrease in the volume of production was more than offset by a 25.4% increase in the average price per royalty barrel of crude oil in the 2006 third quarter compared to the 2005 third quarter. Gas royalty revenue was $576,682 for the third quarter of 2006, a decrease of 13.6% from the third quarter of 2005, resulting from a decrease of 17.6% in the volume of gas produced, which was only partially offset by a price increase of 4.9%.

        Easement and sundry income was $1,151,464 for the third quarter of 2006, an increase of 409.4% from the third quarter of 2005. The increase in sundry income was primarily attributable to increased seismic activity. This category of income is unpredictable and may vary significantly from quarter to quarter.

        Interest revenue was $486,474 for the third quarter of 2006 compared to $421,715 for the third quarter of 2005, an increase of 15.4%. Interest income is comprised of interest on notes receivable from land sales and sundry interest from short term investments of cash on hand. Interest on notes receivable was $319,567 for the third quarter of 2006 compared to $339,027 for the third quarter of 2005, a decrease of 5.7%. As of September 30, 2006 notes receivable were $17,462,895 compared to $19,079,395 at September 30, 2005, a decrease of 8.5%. Sundry interest was $166,907 for the third quarter of 2006 compared to $82,688 for the third quarter of 2005, an increase of 101.9%. Sundry interest fluctuates based on cash on hand for investment and interest rates on short term investments.

        Taxes, other than Federal income taxes decreased 2.9% for the third quarter of 2006 compared to the third quarter of 2005.

        General and administrative expenses decreased 21.6% for the third quarter of 2006 compared to the third quarter of 2005, primarily due to a decrease in professional fees.

Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

        Earnings per sub-share certificate were $3.62 for the first nine months of 2006 compared to $2.90 for the first nine months of 2005. Total revenues were $13,313,785 for the first nine months of 2006 compared to $11,167,557 for the first nine months of 2005, an increase of 19.2%. This increase in revenue and earnings was due primarily to an increase in sundry income and, to a lesser extent, increases in oil and gas royalty revenue and interest income, which more than offset a decrease in land sales during the first nine months of 2006 compared to the first nine months of 2005.

        In the first nine months of 2006, land sales totaled $1,623,573, representing the sale of 4,269 acres at an average price of approximately $380 per acre. In the comparable period of 2005, land sales totaled $2,986,748, representing the sale of 11,453 acres at an average price of approximately $261 per acre.

        Rentals, royalties, and sundry income were $10,291,694 for the first nine months of 2006 compared to $6,868,842 for the first nine months of 2005, an increase of 49.8%. This increase resulted primarily from an increase in sundry income and, to a lesser extent, an increase in oil and gas royalty revenue. The increase in sundry income resulted both from a one-time payment received by the Trust from an oil company during the second quarter of 2006 in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust and from increased seismic activity during the first nine months of 2006. The increase in oil and gas royalty revenue was attributable to the higher market prices for oil and gas which prevailed during the first nine months of 2006 compared to the first nine months of 2005, which more than offset decreases in the volume of production of oil and gas in the 2006 period.

        Oil and gas royalty revenue was $6,696,246 for the first nine months of 2006 compared to $5,807,918 for the first nine months of 2005, an increase of 15.3%. Oil royalty revenue was $4,495,323 for the first nine months of 2006, an increase of 14.8% from the first nine months of 2005. Although crude oil production subject to the Trust’s royalty interest decreased 11.9% in the first nine months of 2006, this decrease in the volume of production was more than offset by a 30.3% increase in the average price per royalty barrel of crude oil in the first nine months of 2006 compared to the first nine months of 2005. Gas royalty revenue was $2,200,923 for the first nine months of 2006, an increase of 16.3% from the first nine months of 2005, resulting from a price increase of 16.6%, which more than offset a decrease of 0.3% in the volume of gas produced.

        Easement and sundry income was $3,212,620 for the first nine months of 2006, an increase of 380.9% from the first nine months of 2005. The increase in sundry income resulted primarily from a one-

time payment in the amount of $1,308,000 received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust and an increase of $1,182,210 in seismic income. This category of income is unpredictable and may vary significantly from period to period.

        Interest revenue was $1,398,518 for the first nine months of 2006 compared to $1,311,967 for the first nine months of 2005, an increase of 6.6%. Interest income is comprised of interest on notes receivable from land sales and sundry interest from short term investments of cash on hand. Interest on notes receivable for the first nine months of 2006 was $994,820, a decrease of $157,785, or 13.7%, from the comparable period of 2005. As of September 30, 2006, notes receivable from land sales were $17,462,895 compared to $19,079,395 at September 30, 2005, a decrease of 8.5%. Sundry interest was $403,698 for the first nine months of 2006, an increase of 153.3% from the first nine months of 2005. Sundry interest income fluctuates based on cash on hand for investment and interest rates on short-term investments.

        Taxes, other than Federal income taxes, increased 6.8% for the first nine months of 2006 compared to the first nine months of 2005. This increase is attributable to an increase in oil and gas production taxes, which more than offset a decrease in ad valorem taxes associated with land sales. The increase in oil and gas production taxes, in turn, resulted primarily from the increased oil and gas royalty income occasioned by the higher oil and gas prices which prevailed during the first nine months of 2006 compared to the first nine months of 2005.

        General and administrative expenses decreased 8.7% for the first nine months of 2006 compared to the first nine months of 2005, primarily due to a decrease in professional fees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)     During the third quarter of 2006, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs

July 1, through July 31, 2006	4,500		$144.70	–	–

August 1, through August 31, 2006	5,100		$147.41	–	–

September 1, through September 30, 2006	3,100		$160.03	–	–

Total	12,700	*	$149.53	–	–

* The Trust purchased and retired 12,700 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: November 8, 2006	By:/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer
Date: November 8, 2006	By:/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

11

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

12