Form 10-K
period 2006-12-31
TEXAS PACIFIC LAND TRUST
filed 2007-03-15
CIK 97517

__________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to .

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

None

______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $313,434,844.

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

(i)	During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of consolidated revenues.

	2006	2005	2004

Oil and Gas Royalties	38%	54%	22%
Land Sales	36%	24%	70%
Easements and Sundry Income	16%	-	-

(ii)	Texas Pacific is not in the business of development of new products.
(iii)	Raw materials are not necessary to the business of Texas Pacific.
(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.
(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.
(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.
(vii)	During 2006, Texas Pacific received $780,555, or approximately 8.9 percent of its oil and gas royalty income, from 34 leases operated by Chevron U.S.A., Inc.
(viii)	Backlogs are not relevant to an understanding of Texas Pacific’s business.
(ix)	No material portion of Texas Pacific’s business is subject to renegotiation or termination at the election of the Government.
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

(xiii)	As of February 28, 2007, Texas Pacific had eight (8) full-time employees.

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

Item 1B: Unresolved Staff Comments.

Not Applicable.

Item 2: Properties.

Texas Pacific Land Trust owns the surface estate in 966,392 acres of land located in 20 counties in the western part of Texas. The Trust also owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 2006, grazing leases were in effect on 98.9 percent or approximately 955,611 acres of the Trust’s land. Approximately 37,121 acres of land were sold in 2006. This figure includes 20,078 acres which were purchased by the Trust during 2006 because they were interspersed with 7,680 acres already owned by the Trust. The purchase enabled the Trust to sell both parcels as one ranching unit. The Trust leases office space in Dallas, Texas.

Item 3: Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5: Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange. The range of reported sales prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2006		2005
	High	Low	High	Low

1st Quarter	$149.50	$136.50	$157.25	$106.00
2nd Quarter	150.50	139.00	180.67	142.45
3rd Quarter	174.25	140.00	183.50	157.00
4th Quarter	221.00	151.00	157.56	114.00

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 600 Sub-shares or 600 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a regular dividend once a year for the preceding 50 years. The regular dividend was $.65 per Sub-share in 2006 and $.55 per Sub-share in 2005 and was paid during the first quarter of each year. In addition, Texas Pacific paid a special dividend of $2.10 per Sub-share during the fourth quarter of 2006. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2007, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	508

TOTAL	508

The Trust did not sell any equity securities during the year ended December 31, 2006.

During the fourth quarter of 2006, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs

October 1, through
October 31, 2006	4,400		$155.45	-	-

November 1, through November 30, 2006	4,600		$169.64	-	-

December 1, through December 31, 2006	2,200		$193.32	-	-

Total	11,200	*	$168.72	-	-

* The Trust purchased and retired 11,200 Sub-shares in the open market.

Item 6: Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2006	2005	2004	2003	2002

Gross income	$23,022,482	$15,407,641	$29,140,610	$9,953,329	$9,122,098
Expenses	6,143,467	3,234,913	3,368,175	2,358,086	2,028,478

Income before Federal income taxes	16,879,015	12,172,728	25,772,435	7,595,243	7,093,620
Federal income taxes	5,309,153	3,660,141	8,359,477	2,265,092	2,192,834

Net income	$11,569,862	$8,512,587	$17,412,958	$5,330,151	$4,900,786

Net income per Sub-share	$5.41	$3.92	$7.89	$2.34	$2.09
Dividends per Sub-share	$2.75	$.55	$2.25	$.75	$.40
Average number of Sub-shares outstanding	2,139,129	2,172,931	2,208,190	2,274,212	2,347,467

	As of December 31,
	2006	2005	2004	2003	2002

Total assets, exclusive of property with no assigned value	$32,467,548	$32,304,893	$31,149,178	$18,321,900	$18,735,307

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

2006 Compared to 2005

Total operating revenues and investing revenues in 2006 aggregated $23,022,482, an increase of $7,614,841, or 49.4%, from the $15,407,641 of total operating revenues and investing revenues recorded in 2005. This increase resulted from increases in land sales, easement and sundry income, oil and gas royalty revenue and interest on investments, which more than offset a decline in interest on notes receivable and a slight decline in grazing lease income. Earnings per Sub-share certificate were $5.41 for 2006 compared to $3.92 in 2005. The Trust purchased and retired 36,000 Sub-shares during 2006, leaving 2,122,575 Sub-shares outstanding at December 31, 2006.

Land sales in 2006 were $8,201,447 compared to $3,700,116 in 2005, an increase of 121.7%. A total of 37,121 acres were sold in 2006 at an average price of $221 per acre, compared to 14,606 acres in 2005 at an average price per acre of $253.

Although the Trust is generally not a purchaser of land, in 2006 the Trust purchased an aggregate of 20,078 acres in Upton County which were interspersed with 7,680 acres of other land owned by the Trust. The purchase enabled the Trust to sell the entire 27,758 acres as one ranching unit.

Rentals, royalties and other income (including interest on investments) were $14,821,035 in 2006 compared to $11,707,525 in 2005, an increase of 26.6%.

Oil and gas royalty revenue in 2006 was $8,773,512 compared to $8,264,836 in 2005, an increase of 6.2%. Oil royalty revenue was $5,947,643 and gas royalty revenue was $2,825,869 in 2006. Crude oil production from Trust royalty wells decreased 10.1% in 2006 from 2005 production levels, but this decrease in the volume of crude oil production was more than offset by a 21.7% increase in the average price for crude oil during 2006 compared to 2005. Total gas production increased 1.0% in 2006 compared to 2005, while the average price of gas decreased 1.0% in 2006 compared to 2005. The average prices per royalty barrel of crude oil for 2006 and 2005 were $62.90 and $51.70, respectively.

Grazing lease income in 2006 was $484,759 compared to $486,156 in 2005.

Interest revenue (including interest on investments) was $1,911,193 in 2006 compared to $1,749,529 in 2005, an increase of 9.2%. Interest on notes receivable amounted to $1,349,909 in 2006 compared to $1,503,671 in 2005. At year end 2006, notes receivable from land sales were $20,802,132 compared to $19,083,848 at year end 2005. Interest on investments amounted to $561,284 in 2006 and $245,858 in 2005, respectively. Total principal cash payments on notes receivable were $3,116,595 in 2006.

Easement and sundry income revenue in 2006 was $3,651,571 compared to $1,207,004 in 2005. The increase in easement and sundry income revenue was primarily attributable to approximately $1.2 million of seismic income and approximately $1.4 million of oil company damage settlements received in 2006. Easement and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than Federal income taxes were $659,305 in 2006 compared to $648,814 in 2005. Oil and gas production taxes were $485,570 in 2006 compared to $462,059 in 2005. Ad valorem taxes were $126,746 in 2006 compared to $141,640 in 2005. The Trust’s basis in real estate sold, which is included in total expenses, was $3,374,023 in 2006 compared to $0 in 2005. All other expenses were $2,110,139 in 2006 compared to $2,586,099 in 2005.

2005 Compared to 2004

The Trust’s total operating revenues and investing revenues in 2005 aggregated $15,407,641, a decrease of $13,732,969, or 47.1%, from the aggregate of $29,140,610 of total operating revenues and investing revenues recorded in 2004. This decrease resulted from a decrease in revenue from the sale of land, discussed below, which was only partially offset by increases in all other sources of revenue. Earnings per Sub-share certificate were $3.92 for 2005 compared to $7.89 in 2004. The Trust purchased and retired 35,700 Sub-shares during 2005, leaving 2,158,575 Sub-shares outstanding at December 31, 2005.

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

Rentals, royalties and other income (including interest on investments) were $11,707,525 in 2005 compared to $8,863,384 in 2004, an increase of 32.1%.

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

Interest revenue (including interest on investments) was $1,749,529 in 2005 compared to $1,138,307 in 2004, an increase of 53.7%. Interest on notes receivable amounted to $1,503,671 in 2005 compared to $1,066,395 in 2004. At year end 2005, notes receivable from land sales were $19,083,848 compared to $22,251,684 at year end 2004. Interest on investments amounted to $245,858 in 2005 and $71,912 in 2004, respectively. Total principal cash payments on notes receivable were $4,824,346 in 2005.

Easement and sundry income revenue in 2005 was $1,207,004 compared to $946,519 in 2004.

Taxes, other than Federal income taxes were $648,814 in 2005 compared to $603,301 in 2004. Oil and gas production taxes were $462,059 in 2005 compared to $365,273 in 2004. Ad valorem taxes were $141,640 in 2005 compared to $194,236 in 2004. The Trust’s basis in real estate sold, which is included in total expenses, was $0 in 2005 and $715,712 in 2004. All other expenses were $2,586,099 in 2005 compared to $2,049,162 in 2004.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2006, the Trust’s known contractual obligations were as follows:

Payment Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	132,342	51,786	80,556	–	–
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–

Total	$132,342	$51,786	$80,556	$–	$–

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses is recorded in the period of determination. At December 31, 2006, and 2005, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2006 and 2005, no valuation allowances were recorded.

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

Year Ending December 31	Maturity
2007	$1,253,608
2008	1,331,007
2009	1,358,637
2010	1,389,744
2011	1,535,052
Thereafter	13,934,084

$20,802,132

The Trust’s remaining financial instruments consist of cash, temporary cash investments and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8: Financial Statements and Supplementary Data.

See the Index to Financial Statements included in Item 15. The Financial Statements listed therein are incorporated herein by reference to pages F-1 through F-18 of this Report on Form 10-K.

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

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006 using the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2006.

(c)	Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on management’s assessment of the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d)	Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B: Other Information.

Not applicable.

PART III

Item 10:  Directors, Executive Officers of the Registrant and Corporate Governance.

                (a)        Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Maurice Meyer III	71	Trustee, Chairman of the Trustees and Chairman of Audit Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.
John R. Norris III	53	Trustee	Trustee since June 7, 2000.

James K. Norwood	65	Trustee and Member of Audit Committee	Trustee since June 14, 2006.

                (b)            Executive Officers:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Roy Thomas	60	General Agent, Chief Executive Officer and Secretary	General Agent and
Secretary of the Trust since
January 1, 1995 and Chief
Executive Officer since
November 12, 2002. Mr.
Thomas had previously
served as Assistant General
Agent from December 1,
1992 through December 31,
			1994.
David M. Peterson	41	Assistant General Agent and Chief Financial Officer	Assistant General Agent since January 1, 1997 and Chief Financial Officer since November 12, 2002.

The Trustees hold office until their death, resignation or disqualification. The General Agent, Chief Executive Officer and Secretary and the Assistant General Agent and Chief Financial Officer hold office until their death, resignation, discharge or retirement pursuant to the Texas Pacific Land Trust Revised Employees’ Pension Plan. No executive officer was selected to be an officer pursuant to any arrangement or understanding between him and any other person or persons other than the Trustees acting solely in their capacity as such.

(c)          Certain Significant Employees. The Trust does not employ any person who is not an executive officer who makes or is expected to make significant contributions to the business of the Trust.

(d)          Family Relations. There are no family relationships among any of the Trustees and executive officers of the Trust.

(e)	Business Experience.
Name of Trustee or Executive Officer	Principal Occupation or Employment During the Past Five Years

Maurice Meyer III	Former Vice Chairman of Henderson Brothers; personal investments
John R. Norris III	Attorney; Calloway, Norris & Burdette, Dallas, Texas
James K. Norwood	Licensed Real Estate Appraiser; James K. Norwood, Inc.
Roy Thomas	General Agent, Chief Executive Officer and Secretary of Texas Pacific Land Trust
David M. Peterson	Assistant General Agent and Chief Financial Officer of Texas Pacific Land Trust

(f)           Involvement in Certain Legal Proceedings. During the past five years, no Trustee or executive officer has been involved in any event reportable under this caption.

(g)	Promoters and Control Persons. Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Norwood filed his Initial Report of Beneficial Ownership of Securities on Form 3 late. The form was due within ten days following Mr. Norwood’s election as a Trustee on June 14, 2006, but was not filed until March 1, 2007.

Code of Ethics

The Trust has adopted a code of ethics applicable to its chief executive officer, chief financial officer and certain other employees. The Trust will provide a copy of the code of ethics free of charge to any person upon written request addressed to: Texas Pacific Land Trust, 1700 Pacific Avenue, Suite 1670, Dallas, Texas 75201, Attention: General Agent.

Changes in Procedures Regarding Nomination of Trustees

There have been no material changes to the procedures by which security holders may recommend nominees to the Trust’s Board of Trustees.

Audit Committee

The Trust has a standing Audit Committee of its Board of Trustees. The current members of the Audit Committee are Messrs. Meyer and Norwood.

Audit Committee Financial Expert

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

Item 11: Executive Compensation.

Compensation Discussion and Analysis

The Trust’s compensation programs are designed to reward the performance of the Named Executive Officers in achieving the Trust’s primary goals of protecting and maintaining the assets of the Trust. The compensation program consists principally of a salary and an annual cash bonus. Salaries are reviewed annually and the amount of the cash bonus is determined by the Nominating, Compensation and Governance Committee of the Trustees based upon an evaluation of the Named Executive Officer’s performance against the goals and objectives of the Trust.

The Trust has not incorporated equity-related or other long-term compensation elements in its compensation programs. The Declaration of Trust pursuant to which the Trust was created empowers the Trustees to use the lands originally contributed to the Trust either to pay dividends to the certificate holders or to repurchase and cancel outstanding certificates. In view of that general directive to the Trustees, the issuance of equity to executive officers has not been made a part of the Trust’s compensation program.

As part of its compensation program the Trust maintains both a qualified defined benefit pension plan and a qualified defined contribution plan which are both available to employees generally, as well as the Named Executive Officers. These plans are designed to assist employees in planning adequately for their retirement.

The Nominating, Compensation and Governance Committee has the sole authority to determine the compensation of the General Agent and Chief Executive Officer of the Trust. The Committee obtains and considers recommendations from the General Agent in connection with its review and approval of the annual compensation, including the amount of annual bonus, paid to the Assistant General Agent and Chief Financial Officer.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Pension Value ($)(1)	All Other Compensation (2)(3)	Total ($)

Roy Thomas	2006	$180,625	$23,000	$42,959	$10,838	$257,422
General Agent, Chief	2005	$175,417	$17,000	$59,290	$10,525	$262,232
Executive Officer and Secretary	2004	$170,417	$17,000	$52,026	$10,225	$249,668

David M. Peterson	2006	$120,625	$12,500	$6,111	$7,238	$146,474
Assistant General Agent	2005	$110,833	$10,000	$9,993	$6,650	$137,476
and Chief Financial Officer	2004	$100,833	$10,000	$7,483	$6,050	$124,366

(1)

Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans) from the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited financial statements for the prior completed fiscal year to the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited financial statements for the covered fiscal year.

(2)	Represents contributions by the Trust to the account of the Named Executive Officer under the Trust’s defined contribution retirement plan.
(3)	The aggregate value of the perquisites and other personal benefits, if any, received by the named Executive Officer for all years presented have not been reflected in the table because the amount was below the Securities and Exchange Commission’s $10,000 threshold for disclosure.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments during Last Fiscal Year

Roy Thomas	Texas Pacific Land Trust Employee’s Pension Plan	20.0	$379,764	$0

David M. Peterson	Texas Pacific Land Trust Employee's Pension Plan	11.5	$43,580	$0

The Texas Pacific Land Trust Revised Employees’ Pension Plan is a noncontributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The remuneration covered by the Plan is Salary. The Plan provides a normal retirement benefit equal to 1.5% of a participant’s average Salary for the last five years prior to retirement for each year of Credited Service under the Plan. Credited Service is earned from the participant’s date of membership in the Plan, which is generally not the participant’s date of hire by the Trust. For information concerning the valuation method and material assumptions used in quantifying the present value of the Named Executive Officers’ current accrued benefits, see Note 5 of the Notes to Financial Statements incorporated by reference in Item 8 of this Report.

As of December 31, 2006, the annual accrued normal retirement benefits are estimated to be $50,508 and $17,622 for Mr. Thomas and Mr. Peterson, respectively.

The Plan provides for early retirement after 20 years of service with the Trust. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55. The annual early retirement benefit payable to Mr. Thomas as of January 1, 2007 is estimated to be $34,513. Mr. Peterson is not currently eligible for an early retirement benefit.

Trustee Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)

Maurice Meyer III	$4,000	$4,000
John R. Norris III	$2,000	$2,000
James K. Norwood	$2,000	$2,000

(1)	As Chairman, Mr. Meyer receives $4,000 annually for his services as Chairman of the Trustees. Each of the other Trustees receives $2,000 annually for his services as such.

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

Compensation Committee Interlocks and Insider Participation

Each of the Trustees is a member of the Nominating, Compensation and Governance Committee of the Trustees. None of the Trustees is, or has been in the past, an officer or employee of the Trust. None of the Trustees had any relationship requiring disclosure by the Trust pursuant to Item 404 of Regulation S-K. There are no interlocking relationships requiring disclosure by the Trust pursuant to Item 407(e)(4)(iii) of Regulation S-K.

Compensation Committee Report

The Nominating, Compensation and Governance Committee has reviewed and discussed the Compensation Disclosure and Analysis section of this Item 11 and, based on such review and discussion, recommended that it be included in this Report.

Maurice Meyer III

John R. Norris III

James K. Norwood

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

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class

Mercury Real Estate Advisors L.L.C.(1)	163,772	Sub-share certificates	7.7%
100 Field Point Road
Greenwich, CT 06830

_______________________

(1)

The information set forth herein with respect to the securities beneficially owned by Mercury Real Estate Advisors L.L.C. (“Mercury”) is based on a Schedule 13D/A filed by Mercury, dated November 16, 2006. The Schedule 13D/A indicates that it is a joint filing on behalf of Mercury and Messrs. David R. Jarvis and Malcolm F. MacLean IV. The Schedule 13D/A indicates that Mercury is an investment advisor and that the shares reported in the Schedule 13D/A are held by certain entities of which Mercury is the investment advisor. The Schedule 13D/A further indicates that Messrs. Jarvis and MacLean are the managing members of Mercury. The Schedule 13D/A states that Mercury, Mr. Jarvis and Mr. MacLean have shared voting and dispositive power with respect to all of the Sub-shares reported. The address of Messrs. Jarvis and MacLean is the same as the address of Mercury.

(b)          Security Ownership of Management: The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on January 31, 2007	Percent of Class
Sub-share certificates:	Maurice Meyer III	14,950(2)	*
Sub-share certificates:	John R. Norris III	200	*
Sub-share certificates:	James K. Norwood	200	*
Sub-share certificates:	Roy Thomas	100	*
Sub-share certificates:	David M. Peterson	--	--
Sub-share certificates:	All Trustees and Officers as a Group	15,450.73%

_______________________

*Indicates ownership of less than 1% of the class.

(1)

The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for six hundred Sub-shares or six hundred Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. The figures set forth in the table represent Sub-share certificates. On January 31, 2007, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

(2)	Does not include 2,300 Sub-shares owned by the wife of Mr. Meyer in which Mr. Meyer disclaims any beneficial ownership.

(c)          Changes in Control. Texas Pacific has no knowledge of any arrangement that may result in any change of control of the Trust.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

(a)          Transactions with Related Persons. There are no reportable transactions or currently proposed transactions between Texas Pacific and any Trustee or executive officer of Texas Pacific or any security holder of Texas Pacific or any member of the immediate family of the foregoing persons.

(b)          Review, Approval or Ratification of Transactions with Related Persons. Transactions with Trustees, executive officers or five percent or greater stockholders, or immediate family members of the foregoing, which might require disclosure pursuant to paragraph (a), above, would be subject to review, approval or ratification by the Nominating, Compensation and Governance Committee of the Trustees. That Committee is composed of all of the Trustees. The Committee’s charter empowers it to review any transactions, including loans, which may confer any benefit upon any Trustee, executive officer or affiliated entity to confirm compliance with the Trust’s Code of Conduct and Ethics and applicable law. The Committee has not adopted specific standards for evaluating such transactions beyond that mentioned above, because it is the sense of the Trustees that the activities and procedures of the Committee should remain flexible so that it may appropriately respond to changing circumstances.

(c)	Transactions with Promoters. Not applicable.

(d)          Independence. Each Trustee is an “independent director” within the meaning of the applicable rules of the New York Stock Exchange. Each member of the Audit and the Nominating, Compensation and Governance Committees of the Trustees is “independent” within the meaning of the applicable committee independence standards of the New York Stock Exchange.

Item 14: Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, L.L.P. (“Lane Gorman Trubitt”) during 2006 and 2005 were furnished at customary rates. A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2006 and 2005 is set forth below:

Audit Fees. Lane Gorman Trubitt billed the Trust approximately $66,500 in 2006 and $58,900 in 2005 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2006 and 2005.

Audit-Related Fees. Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2006 or 2005 not included in “Audit Fees”, above.

Tax Fees. Lane Gorman Trubitt did not bill the Trust for any tax fees in 2006 or 2005.

Other Fees. Lane Gorman Trubitt did not bill the Trust any other fees in either 2006 or 2005.

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

Item 15: Exhibits and Financial Statement Schedules.

(a)	Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-18 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2006 and 2005

Statements of Income – Years Ended December 31, 2006, 2005 and 2004

Statements of Net Proceeds from All Sources – Years Ended December 31, 2006, 2005 and 2004

Statements of Cash Flows – Years Ended December 31, 2006, 2005 and 2004

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)	Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)      Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2007.

TEXAS PACIFIC LAND TRUST

By: /s/ Roy Thomas Roy Thomas, General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2007.

Signature	Title(s)
/s/ Roy Thomas	General Agent, Chief Executive Officer and Secretary (Principal Executive Officer)
Roy Thomas

/s/ David M. Peterson	Assistant General Agent and Chief Financial Officer (Principal Financial
David M. Peterson	Officer and Principal Accounting Officer)

/s/ Maurice Meyer III	Chairman of the Trustees
Maurice Meyer III

/s/ John R. Norris III	Trustee
John R. Norris III

/s/ James K. Norwood	Trustee
James K. Norwood

Item 15(a): Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders

Texas Pacific Land Trust

We have audited the accompanying balance sheets of Texas Pacific Land Trust as of December 31, 2006 and 2005 and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Texas Pacific Land Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Pacific Land Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of Texas Pacific Land Trust’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Pacific Land Trust as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Texas Pacific Land Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Furthermore, in our opinion, Texas Pacific Land Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Lane Gorman Trubitt, L.L.P.

Dallas, Texas

February 14, 2007

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

December 31, 2006 and 2005

ASSETS	2006	2005

Cash and cash equivalents	$8,524,177	$9,626,984
Accrued receivables	1,154,605	1,114,921
Other assets	92,169	320,481
Prepaid Federal income taxes	–	228,570
Notes receivable for land sales ($1,253,608 due in 2007 and $1,263,769 due in 2006) (note 2)	20,802,132	19,083,848
Water wells, leasehold improvements, furniture, and equipment – at cost less accumulated depreciation	117,458	91,764
Real estate acquired (notes 2 and 4)	1,777,007	1,838,325
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned (note 2):
Land (surface rights) situated in twenty counties in Texas – 955,827 acres in 2006 and 971,449 acres in 2005	–	–
Town lots in Iatan, Loraine, and Morita, Texas – 628 lots	–	–
1/16 nonparticipating perpetual royalty interest in 386,987.70 acres	–	–
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres	–	–

Total assets	$32,467,548	$32,304,893

LIABILITIES AND CAPITAL

Accounts payable and accrued liabilities	$653,733	$420,188
Federal income taxes payable	213,780	–
Other taxes payable	57,800	54,822
Unearned revenue (note 2)	415,060	407,723
Deferred taxes (note 6)	6,408,682	6,808,490
Pension plan liability	279,091	–

Total liabilities	8,028,146	7,691,223

Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each;
Outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.16 2/3 each; outstanding 2,122,575 Sub-shares in 2006 and 2,158,575 Sub-shares in 2005	–	–
Other comprehensive income	(336,788)	–
Net proceeds from all sources	24,776,190	24,613,670

Total capital	24,439,402	24,613,670

Total liabilities and capital	$32,467,548	$32,304,893

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Oil and gas royalties	$8,773,512	$8,264,836	$6,534,455
Grazing lease rentals	484,759	486,156	244,103
Land sales	8,201,447	3,700,116	20,277,226
Interest income from notes receivables	1,349,909	1,503,671	1,066,395
Easements and sundry income	3,651,571	1,207,004	946,519

	22,461,198	15,161,783	29,068,698

Expenses:
Taxes, other than Federal income taxes	659,305	648,814	603,301
Salaries and related employee benefits	892,372	847,684	818,757
General expense, supplies, and travel	555,367	487,231	442,646
Basis in real estate sold	3,374,023	–	715,712
Legal and professional fees	617,266	1,163,146	741,092
Commissions to local agents	–	51,247	493
Depreciation	37,134	28,791	38,174
Trustees’ compensation	8,000	8,000	8,000

	6,143,467	3,234,913	3,368,175

Operating income	16,317,731	11,926,870	25,700,523
Interest income from investments	561,284	245,858	71,912

Income before Federal income taxes	16,879,015	12,172,728	25,772,435

Federal income taxes (note 6):
Current	5,527,613	4,689,294	4,581,244
Deferred	(218,460)	(1,029,153)	3,778,233

	5,309,153	3,660,141	8,359,477

Net income	$11,569,862	$8,512,587	$17,412,958

Net income per Sub-share Certificate	$5.41	$3.92	$7.89

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF NET PROCEEDS FROM ALL SOURCES

Years Ended December 31, 2006, 2005 and 2004

	Sub-share Certificates of Proprietary Interest	Other Comprehensive Income (Loss)	Net Proceeds From All Sources	Total

Balances at December 31, 2003	2,248,375	$–	$13,990,973	$13,990,973
Net income	-	-	17,412,958	17,412,958
Cost of 54,100 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(54,100)	-	(3,737,308)	(3,737,308)
Dividends paid - $2.25 per Sub-share Certificate	-	-	(4,961,364)	(4,961,364)

Balances at December 31, 2004	2,194,275	-	22,705,259	22,705,259
Net income	-	-	8,512,587	8,512,587
Cost of 35,700 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(35,700)	-	(5,400,790)	(5,400,790)
Dividends paid - $.55 per Sub-share Certificate	-	-	(1,203,386)	(1,203,386)

Balances at December 31, 2005	2,158,575	-	24,613,670	24,613,670

Net income	-	-	11,569,862	11,569,862
Provision for unfunded pension status; adopted SFAS No. 158, net of income taxes of $181,348	-	(336,788)	-	(336,788)

Total comprehensive income	-	-	-	$11,233,074

Cost of 36,000 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(36,000)	-	(5,534,661)	(5,534,661)
Dividends paid - $2.75 per Sub-share Certificate	-	-	(5,872,681)	(5,872,681)

Balances at December 31, 2006	2,122,575	$(336,788)	$24,776,190	$24,439,402

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$11,569,862	$8,512,587	$17,412,958
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(399,808)	(1,029,153)	3,778,233
Depreciation and amortization	37,134	28,791	38,174
Changes in operating assets and liabilities:
Accrued receivables and other assets	188,628	(123,256)	(325,406)
Real estate acquired	61,318	(315,501)	715,712
Notes receivable for land sales	(1,718,284)	3,167,836	(11,750,083)
Accounts payable, accrued expenses and other liabilities	186,163	265,056	531,421
Federal income taxes payable	442,350	(174,299)	(239,532)

Net cash provided by operating activities	10,367,363	10,332,061	10,161,477

Cash flows from investing activities:
Purchase of fixed assets	(62,828)	(43,846)	(33,110)

Net cash used in investing activities	(62,828)	(43,846)	(33,110)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(5,534,661)	(5,400,790)	(3,737,308)
Dividends paid	(5,872,681)	(1,203,386)	(4,961,364)

Net cash used in financing activities	(11,407,342)	(6,604,176)	(8,698,672)

Net increase (decrease) in cash and cash equivalents	(1,102,807)	3,684,039	1,429,695
Cash and cash equivalents, beginning of period	9,626,984	5,942,945	4,513,250

Cash and cash equivalents, end of period	$8,524,177	$9,626,984	$5,942,945

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2006, 2005 and 2004

(1)	Nature of Operations

Texas Pacific Land Trust (Trust) was organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the original holders of certain debt securities of the Texas and Pacific Railway Company.

The Trust is organized to manage land, including royalty interests, for the benefit of its owners. The Trust’s income is derived primarily from land sales, oil and gas royalties, grazing and sundry leases, interest on notes receivable, and interest on investments.

(2)	Summary of Significant Accounting Policies
(a)	Basis of Presentation

These financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies include the valuation of real estate and royalty interests assigned through the 1888 Declaration of Trust and revenue recognition policies.

The presentation of certain prior year amounts were changed to conform to current year presentation.

(b)	Use of Estimates

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

(c)	Revenue Recognition

Oil and gas royalties

Oil and gas royalties (royalties) are received in connection with royalty interests owned by the Trust. Royalties are recognized as revenue when crude oil and gas products are removed from the respective underground mineral reserve locations. Royalty payments are generally received one to three months after the crude oil and gas products are removed. An accrual is included in accrued receivables for amounts not received during the month removed based on historical trends.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

The Trust has analyzed public reports of drilling activities by the oil companies with which it has entered into royalty interest leases in an effort to identify unpaid royalties associated with royalty interests owned by the Trust. Rights to certain royalties believed by the Trust to be due and payable may be subject to dispute with the oil company involved as a result of disagreements with respect to drilling and related engineering information. Disputed royalties are recorded when these contingencies are resolved. The Trust received income of $4,000, $42,560, and $330,496 in 2006, 2005 and 2004, respectively, related to past production due to settlements of claims for unpaid oil and gas royalties.

Grazing lease rentals

The Trust leases land to the ranching industry for grazing purposes. Lease income is recognized when earned. These leases generally require fixed annual payments and terms range from three to five years. Lease cancellations are allowed. Advance lease payments are deferred (unearned revenue) and amortized over the appropriate accounting period. Lease payments not paid are recorded as accrued receivables.

Land sales

Income is recognized on land sales during the periods in which such sales are closed and sufficient amounts of cash down payments are received using the full accrual method of gain recognition. For Federal income tax purposes, such sales are recognized on the installment method. The sales price of land sales are reflected as income and the cost (basis) of the respective parcels of land are reflected as expenses as these parcels of land are not primarily held as income-producing “operating” properties.

Interest income earned from notes receivable

Interest income is recognized when earned, using the simple interest method. Accrued interest not received is reflected in accrued receivables.

Easements and sundry income

Easement contracts represent contracts which permit companies to install pipe lines, pole lines and other equipment on land owned by the Trust. Easement income is recognized when the Trust receives a signed contract and when the Trust makes available the respective parcel of land to the grantee.

Sundry income represents sundry (diverse) leasing arrangements to companies in a wide array of industries, including: agricultural, oil and gas, construction, and other industries. Lease income is recognized when earned. These leases generally require fixed annual payments or royalties. Lease terms generally range from month-to-

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

month arrangements to ten years. Lease cancellations are allowed. Advance lease payments are deferred and amortized over the appropriate accounting period. Lease payments not paid are included in accrued receivables.

(d)	Statements of Cash Flows

Cash and cash equivalents consist of bank deposit accounts and temporary cash investments in loan participation agreements. The Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Trust maintains its cash and cash equivalents in a large financial institution. The Trust monitors the credit quality of this institution and does not anticipate any losses.

Cash disbursed for income taxes in 2006, 2005 and 2004 was $5,129,000, $4,875,000, and $4,829,676, respectively. New loans made by the Trust in connection with land sales amounted to $4,834,897, $1,656,510, and $14,992,021 for the years ended December 31, 2006, 2005 and 2004, respectively.

(e)	Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and unpaid interest on notes receivable for land sales. Accrued receivables are reflected at their net realizable value based on historical royalty and interest receipt information and other factors anticipated to affect valuation. A valuation allowance is recorded if amounts expected to be received are considered impaired. No allowance was considered necessary at December 31, 2006 and 2005.

(f)	Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from three to five years.

(g)	Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any. The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust. Notes receivable bear interest rates ranging from 7.0% to 9.5% as of December 31, 2006 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.2% as of December 31, 2006. The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2006,

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

2005 and 2004 were $1,849,801, $3,516,738, and $2,395,754, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value.

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2006, 2005, or 2004.

Three customers represented approximately 82% of notes receivable in 2006 and two customers represented approximately 72% of notes receivable in 2005.

The maturities of notes receivable for each of the five years subsequent to December 31, 2006 are:

Year ending December 31:
2007	$1,253,608
2008	1,331,007
2009	1,358,637
2010	1,389,744
2011	1,535,052
Thereafter	13,934,084

$20,802,132

(h)	Real Estate Acquired

While the Trust is generally not a purchaser of land, parcels are purchased from time to time at the discretion of the Trustees. Newly acquired real estate is recorded at cost.

Real estate acquired through foreclosure is recorded at the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes, and other fees incurred relating to the foreclosure.

Real estate acquired is carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the property exceeds its estimated fair value. Minimal, if any, real estate improvements are made to land.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

(i)	Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s land and royalty interests was not determined in 1888 when the Trust was formed; therefore, no value is assigned to the land, town lots, royalty interests, Certificates of Proprietary Interest, and Sub-share Certificates in Certificates of Proprietary Interest in the accompanying balance sheets. Consequently, in the statements of income, no allowance is made for depletion and no cost is deducted from the proceeds of original land sales. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to the Trust’s financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties. Minimal, if any, real estate improvements are made to land.

(j)	Net Income per Sub-share

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (2,139,129 in 2006, 2,172,931 in 2005, and 2,208,190 in 2004).

(k)	Income Taxes

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

(l)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, which was effective for the Trust on December 31, 2006. SFAS No. 158 required that the Trust record a liability for the unfunded amount of its pension plan. The unfunded amount of its pension plan amounts to the difference between the pension liability and fair value of plan assets. Retrospective application was not allowed. This statement had no impact on the statements of income. Previously unrecognized prior service cost and net actuarial

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

losses were recorded by increasing the pension plan liability and charging other comprehensive income for $336,788, net of income taxes of $181,348. Prior service cost and net actuarial losses will be amortized to periodic pension expense in future periods. See note 5 for additional disclosure.

No other recent accounting pronouncements have significantly affected the Trust.

(m)	Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for 2006 consisted of a charge, net of income taxes, representing the unfunded status of the Trust’s pension plan. No comprehensive income items existed in 2005 and 2004.

(3)	Segment Information

Segment information has been considered in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land, which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties. The cost structure of the Trust is centralized and not segmented.

(4)	Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2006 and 2005:

	2006		2005
	Acres	Book Value	Acres	Book Value
Balance at January 1:	12,118.84	$1,838,325	6,571.92	$1,522,824
Additions	20,077.77	3,312,705	5,546.92	315,501
Sales	(21,632.04)	(3,374,023)	-	-

Balance at December 31:	10,564.57	$1,777,007	12,118.84	$1,838,325

No valuation allowance was necessary at December 31, 2006 and 2005.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

(5)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $40,334, $38,973 and $37,346 in 2006, 2005, and 2004, respectively.

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

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2006 and 2005 using a measurement date of December 31, 2006:

	2006	2005
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$2,429,460	$2,208,081
Service cost	87,193	79,628
Interest cost	137,124	131,164
Actuarial loss (gain)	(80,020)	108,236
Benefits paid	(97,649)	(97,649)

Projected benefit obligation at end of year	$2,476,108	$2,429,460

Change in plan assets:
Fair value of plan assets at beginning of year	$2,025,408	$1,817,083
Actual return on plan assets	119,258	105,974
Contributions by employer	150,000	200,000
Benefits paid	(97,649)	(97,649)

Fair value of plan assets at end of year	$2,197,017	$2,025,408

Unfunded status	$(279,091)	$(404,052)
Unrecognized net actuarial loss	433,437	520,655
Unamortized prior service cost	84,699	98,755

Prepaid benefit cost	$239,045	$215,358

Prepaid benefit cost	$239,045
Recognized net actuarial loss at December 31, 2006 in accordance with adoption of SFAS No. 158 to other comprehensive income	(433,437)

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

	2006	2005
Recognized prior service cost at December 31, 2006 in accordance with adoption of SFAS No. 158 to other comprehensive income	(84,699)

Total, before income taxes	(518,136)

Pension plan liability, after adoption of SFAS No. 158	$(279,091)

Amounts recognized in the balance sheets consist of:

Before adoption of SFAS 158

	2006	2005
Prepaid benefit cost (other assets)	$239,045	$215,358
Accrued benefit cost	-	-

Net amounts recognized	$239,045	$215,358

After adoption of SFAS 158

	2006	2005
Assets	$-	$215,358
Liabilities	(279,091)	-

Net amounts recognized	$(279,091)	$215,358

The accumulated benefit obligation of the Plan was $1,926,015 and $1,864,147 as of December 31, 2006 and 2005, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

For the year ended December 31,	Amount

2007	$ 97,272
2008	97,087
2009	97,118
2010	97,539
2011	121,983
2012 to 2016	1,020,072

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

Net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 include the following components:

	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$87,193	$79,628	$70,500
Interest cost	137,124	131,164	124,316
Expected return on plan assets	(138,423)	(123,804)	(107,768)
Amortization of unrecognized gains	26,363	19,125	14,634
Amortization of prior service cost	14,056	14,056	17,787

Net periodic benefit costs	$126,313	$120,169	$119,469

	2006	2005	2004
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.00%	5.75%	6.00%
Rate of compensation increase	7.29	7.29	7.29
Weighted average assumptions used to
determine benefit costs for the years
ended December 31:
Discount rate	6.00%	6.00%	6.25%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

The Plan’s asset allocations at December 31, 2006, and 2005 by asset category are as follows:

	Percentage of Plan
	Assets at December 31
	2006	2005

Asset Category
Equity securities	25%	36%
Debt securities	62	–
Other (cash)	13	64

Total	100%	100%

The Plan has a formal investment policy statement. The Plan’s investment objective is balanced income, with a moderate risk tolerance. This objective emphasizes current income through a 60% to 80% allocation to fixed income securities, complemented by a secondary consideration for capital appreciation through an equity allocation in the range of 20% to

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

40%. No fixed income securities are reflected at the end of 2005 due to a temporary reallocation of investment monies. Diversification and liquidity are achieved through investment in mutual funds rather than individual securities. The asset allocation is reviewed annually with respect to the target allocations and rebalancing adjustments and/or target allocation changes are made as appropriate. The Trust’s current funding policy is to maintain the Plan’s fully funded status on an ERISA minimum funding basis.

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

The required minimum contribution under ERISA is expected to be zero for 2007; however, the Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

(6)	Federal Taxes on Income

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

	2006	2005	2004

Computed tax expense at the statutory rate	$5,738,865	$4,138,728	$8,762,628
Reduction in income taxes resulting from:
Statutory depletion	(477,969)	(451,152)	(354,514)
Other, net	48,257	(27,435)	(48,637)

	$5,309,153	$3,660,141	$8,359,477

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005

Basis difference in pension plan liability	$181,348	$–

Total deferred tax liability	181,348	–

Basis differences in real estate acquired through foreclosure	437,531	451,233
Deferred installment revenue on land sales for tax purposes	6,152,499	6,357,257

Total deferred tax liability	6,590,030	6,808,490

Net deferred tax liability	$6,408,682	$6,808,490

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

(7)	Lease Commitments

The Trust is a lessee under an operating lease in connection with its administrative offices located in Dallas, Texas. This lease agreement requires monthly rent of approximately $4,500 and expires in June 2009. Future minimum lease payments were as follows at December 31, 2006:

Year Ending December 31,	Amount

2007	$51,786
2008	53,430
2009	27,126

$132,342

Rent expense amounted to $50,142, $48,498, and $51,746 for the years ended December 31, 2006, 2005, and 2004, respectively.

(8)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 600 Sub-shares. No Certificates were exchanged for Sub-shares in 2006 and 2005.

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

(9)	Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2006, 2005 and 2004, respectively: oil (in barrels) – 94,557, 105,208, and 113,794, and gas (in thousands of cubic feet) – 477,343,

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2006, 2005 and 2004

472,508, and 528,614. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

(10)	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2006 and 2005:

	Quarter ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Income	$9,708,697	$4,802,539	$5,012,478	$3,498,768

Income before Federal income taxes	$5,574,656	$4,178,133	$4,311,222	$2,815,004

Net income	$3,800,222	$2,857,702	$2,959,319	$1,952,619

Net income per Sub-share Certificate	$1.79	$1.34	$1.38	$0.91

	Quarter ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Income	$4,240,084	$4,523,076	$4,065,220	$2,579,261

Income before Federal income taxes	$3,057,043	$3,766,027	$3,416,582	$1,933,076

Net income	$2,181,008	$2,600,803	$2,378,203	$1,352,573

Net income per Sub-share Certificate	$1.01	$1.20	$1.09	$0.62

INDEX OF EXHIBITS

Exhibit Number	Description

3.1

Texas Pacific Land Trust, Declaration of Trust, dated February 1, 1888, by Charles J. Canda, Simeon J. Drake, and William Strauss, Trustees (incorporated herein by reference to Exhibit 3.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002).

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