Form 10-Q
period 2007-03-31
TEXAS PACIFIC LAND TRUST
filed 2007-05-04
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

________________________________________________________________________

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

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I  of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

ASSETS	March 31, 2007	December 31, 2006
	(Unaudited)

Cash and cash equivalents	$8,006,430	$8,524,177
Accrued receivables	1,460,856	1,154,605
Other assets	64,518	92,169
Notes receivable for land sales	20,610,798	20,802,132
Water wells, leasehold improvements, furniture and equipment - at cost less accumulated depreciation	112,718	117,458
Real estate acquired:
(10,565 acres at March 31, 2007 and December 31, 2006)	1,777,007	1,777,007
Real estate and royalty interests assigned through the 1888
Declaration of Trust, no value assigned:
Land (surface rights) situated in twenty counties in Texas - 955,827 acres in 2007 and 2006	—	—

Town lots in Iatan, Loraine and Morita - 628 lots in 2007 and 2006	—	—

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2007 and 2006	—	—

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2007 and 2006	—	—

	$32,032,327	$32,467,548

LIABILITIES AND CAPITAL
Accounts payable and accrued liabilities	$731,882	$653,733
Federal income taxes payable	678,586	213,780
Other taxes payable	96,300	57,800
Unearned revenues	447,898	415,060
Deferred taxes	6,347,113	6,408,682
Pension plan liability	300,565	279,091

Total liabilities	8,602,344	8,028,146

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.16 2/3 each; outstanding:
2,118,775 Sub-shares in 2007 and 2,122,575 Sub-shares in 2006	—	—
Other comprehensive income	(331,669)	(336,788)
Net proceeds from all sources	23,761,652	24,776,190

Total capital	23,429,983	24,439,402

	$32,032,327	$32,467,548

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Rentals, royalties and sundry income	$2,484,267	$3,051,927
Interest income from notes receivable	370,799	341,837

	2,855,066	3,393,764

Expenses:
Taxes, other than Federal income taxes	154,444	195,363
General and administrative expenses	592,630	488,401

	747,074	683,764

Operating income	2,107,992	2,710,000
Interest income earned from investments	109,170	105,004

Income before Federal income taxes	2,217,162	2,815,004
Federal income taxes	646,549	862,385

Net income	$1,570,613	$1,952,619

Average number of sub-share certificates and equivalent sub-share certificates outstanding	2,121,508	2,156,242

Basic and dilutive earnings per sub-share certificate	$.74	$.91

Cash dividends per sub-share certificate	$.80	$.65

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,570,613	$1,952,619
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(61,569)	(191,706)
Depreciation and amortization	8,700	7,200
Changes in operating assets and liabilities:
Accrued receivables and other assets	(278,600)	(127,924)
Notes receivable for land sales	191,334	597,269
Accounts payable, accrued expenses and other liabilities	176,080	37,949
Federal income taxes payable	464,806	1,054,093

Net cash provided by operating activities	2,071,364	3,329,500

Cash flows from investing activities:
Purchase of fixed assets	(3,960)	(38,371)

Net cash used in investing activities	(3,960)	(38,371)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(888,371)	(771,220)
Dividends paid	(1,696,780)	(1,400,994)

Net cash used in financing activities	(2,585,151)	(2,172,214)

Net increase (decrease) in cash and cash equivalents	(517,747)	1,118,915

Cash and cash equivalents at beginning of period	8,524,177	9,626,984

Cash and cash equivalents at end of period	$8,006,430	$10,745,899

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes To Unaudited Financial Statements

March 31, 2007

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2007 and the results of its operations for the three month periods ended March 31, 2007 and 2006, respectively, and its cash flows for the three month periods ended March 31, 2007 and 2006, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2006 and 2005 and for each of the years in the three year period ended December 31, 2006 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.
(5)	The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
(6)

The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006

Federal income taxes paid	$ 246,068	$ –
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

Earnings per sub-share were $.74 for the first quarter of 2007 compared to $.91 for the first quarter of 2006. Total operating and investing revenues for the first quarter of 2007 were $2,964,236 compared to $3,498,768 for the first quarter of 2006, a decrease of 15.3%. This decrease in revenue and earnings was due primarily to decreases in gas royalty revenue and easement and sundry income which were only partially offset by increases in oil royalty revenue and interest income.

The Trust did not sell any land during the first quarter of 2007 or the first quarter of 2006.

Rentals, royalties and sundry income were $2,484,267 during the first quarter of 2007 compared to $3,051,927 during the first quarter of 2006, a decrease of 18.6%. This decrease resulted primarily from a decrease in gas royalty income and, to a lesser extent, a decrease in easement and sundry income.

Oil and gas royalty revenue was $2,078,980 for the first quarter of 2007, compared to $2,512,260 for the first quarter of 2006, a decrease of 17.2%. Oil royalty revenue was $1,592,169 for the first quarter of 2007, an increase of 10.3% from the first quarter of 2006. Crude oil production subject to the Trust’s royalty interest increased 17.2% for the first quarter of 2007 compared to the first quarter of 2006, which more than offset a 5.9% decrease in the average price per royalty barrel of crude oil during the first quarter of 2007 compared to the first quarter of 2006. Gas royalty revenue was $486,811 for the first quarter of 2007, a decrease of 54.5% from the first quarter of 2006 when gas royalty income was $1,068,876. This decrease in gas royalty income is attributable to a volume decrease of 41.2% and a price decrease of 22.5%.

Easement and sundry income was $316,311 for the first quarter of 2007, a decrease of 29.6% compared to the first quarter of 2006. This decrease in easement and sundry income is primarily due to a decrease in seismic revenue. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest revenue, including interest on investments, was $479,969 for the first quarter of 2007, an increase of 7.4% over the first quarter of 2006. Interest on notes receivable was $370,799 for the first quarter of 2007, an increase of 8.5% compared to the first quarter of 2006. As of March 31, 2007, notes receivable for land sales were $20,610,798 compared to $18,486,578 at March 31, 2006. Sundry interest was $109,170 for the first quarter of 2007 compared to $105,004 for the first quarter of 2006, an increase of 4.0%. Sundry interest is affected by such variables as the availability of cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than Federal income taxes, decreased 20.9% for the first quarter of 2007 compared to the first quarter of 2006. The decrease is primarily due to the decrease in oil and gas production taxes which resulted from the decrease in gas royalty revenue discussed above.

General and administrative expenses for the first quarter of 2007 were up 21.3% compared to the first quarter of 2006. This increase in expenses was primarily due to an increase in legal expenses and, to a lesser extent, an increase in audit expenses in the first quarter of 2007 compared to the first quarter of 2006.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2006.

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

PART II

OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2007, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2007	800		$216.16	–	–
February 1, through February 28, 2007	800		$237.06	–	–
March 1, through March 31, 2007	2,200		$239.00	–	–

Total	3,800	*	$233.78	–	–

* The Trust purchased and retired 3,800 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST

(Registrant)

(Registrant)

Date: May 4, 2007	By: /s/ Roy Thomas ____________________________________
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 4, 2007	By: /s/ David M. Peterson ____________________________________
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.