Form 10-Q
period 2007-06-30
TEXAS PACIFIC LAND TRUST
filed 2007-08-07
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust

(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 1670, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

(214) 969-5530

(Registrant’s Telephone Number, Including Area Code)

_________________________________________________________________

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)

Cash and cash equivalents	$7,947,753	$8,524,177
Accrued receivables	1,676,596	1,154,605
Other assets	36,867	92,169
Notes receivable for land sales	20,308,267	20,802,132
Water wells, leasehold improvements, furniture and equipment
– at cost less accumulated depreciation	130,093	117,458
Real estate acquired:
(10,565 acres at June 30, 2007 and December 31, 2006)	1,777,007	1,777,007
Real estate and royalty interests assigned through the 1888
Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in
Texas – 955,827 acres in 2007 and 2006	–	–

Town lots in Iatan, Loraine and Morita – 628 lots in 2007 and 2006	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2007 and 2006	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2007 and 2006	–	–
	$31,876,583	$32,467,548
LIABILITIES AND CAPITAL
Accounts payable and accrued liabilities	$902,626	$653,733
Federal income taxes payable	94,548	213,780
Other taxes payable Unearned revenues	137,200	57,800
	467,551	415,060
Deferred taxes	6,250,026	6,408,682
Pension plan liability	322,038	279,091
Total liabilities	8,173,989	8,028,146
Capital:
Certificates of Proprietary Interest, par value $100
each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.03 1/3 each; outstanding:
10,557,375 Sub-shares in 2007 and 10,612,875 Sub-shares in 2006	–	–
Other comprehensive income	(326,549)	(336,788)
Net proceeds from all sources	24,029,143	24,776,190
Total capital	23,702,594	24,439,402
	$31,876,583	$32,467,548

See accompanying notes to financial statements.

1

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Rentals, royalties and sundry income	$ 3,115,140	$ 3,831,158	$ 5,599,407	$ 6,883,085
Land sales	--	716,117	--	716,117
Interest income from notes receivable	368,747	333,416	739,546	675,253
	3,483,887	4,880,691	6,338,953	8,274,455

Expenses:
Taxes, other than Federal income taxes	186,994	159,675	341,438	355,038
Basis in real estate sold	--	61,318	--	61,318
General and administrative expenses	580,597	480,263	1,173,227	968,664
	767,591	701,256	1,514,665	1,385,020
Operating income	2,716,296	4,179,435	4,824,288	6,889,435
Interest income earned from investments	97,774	131,787	206,944	236,791

Income before Federal income taxes	2,814,070	4,311,222	5,031,232	7,126,226
Federal income taxes	841,119	1,351,903	1,487,668	2,214,288
Net income	$ 1,972,951	$ 2,959,319	$ 3,543,564	$ 4,911,938

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	10,576,042	10,752,625	10,587,113	10,762,113

Basic and dilutive earnings per sub-share certificate	$ .19	$ .28	$ .33	$ .46

Cash dividends per sub-share certificate	$ –	$ –	$ .16	$ .13

See accompanying notes to financial statements.

2

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 3,543,564	$ 4,911,938
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(158,656)	(265,822)
Depreciation and amortization	17,400	14,400
Changes in operating assets and liabilities:
Accrued receivables and other assets	(466,689)	5,829
Notes receivable for land sales	493,865	783,069
Accounts payable, accrued expenses
and other liabilities	433,970	69,037
Federal income taxes payable	(119,232)	640,110
Net cash provided by operating activities	3,744,222	6,158,561

Cash flows from investing activities:
Purchase of fixed assets	(30,035)	(44,198)
Net cash used in investing activities	(30,035)	(44,198)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of
Proprietary Interest	(2,593,831)	(1,746,030)
Dividends paid	(1,696,780)	(1,400,994)
Net cash used in financing activities	(4,290,611)	(3,147,024)

Net increase (decrease) in cash and cash
equivalents	(576,424)	2,967,339

Cash and cash equivalents at beginning of period	8,524,177	9,626,984

Cash and cash equivalents at end of period	$ 7,947,753	$ 12,594,323

See accompanying notes to financial statements.

3

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2007 and the results of its operations for the three month and six month periods ended June 30, 2007 and 2006, respectively, and its cash flows for the six month periods ended June 30, 2007 and 2006, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2006 and 2005 and for each of the years in the three year period ended December 31, 2006 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

(3)

The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.
(5)	The results of operations for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
(6)

The Trust invests cash in excess of daily requirements primarily in overnight investments in loan participation instruments with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2007 and 2006 is summarized as follows:

	2007	2006

Federal income taxes paid	$1,771,068	$1,840,000

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

(8)

On June 20, 2007, the Trustees of the Trust authorized a five-for-one split of its Sub-share certificates. The additional Sub-shares resulting from the split will be distributed on July 12, 2007. Sub-share and per Sub-share amounts reflected throughout the unaudited financial statements and the notes thereto have been retroactively adjusted for the split.

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

Results of Operations for the Quarter Ended June 30, 2007 Compared to the Quarter Ended June  30, 2006

Earnings per sub-share certificate were $.19 for the second quarter of 2007 compared to $.28 for the second quarter of 2006. Total operating and investing revenues were $3,581,661 for the second quarter of 2007 compared to $5,012,478 for the second quarter of 2006, a decrease of 28.5%. This decrease in revenue and earnings was due primarily to decreases in sundry income and land sales which were only partially offset by an increase in oil and gas royalty revenue. The decrease in sundry income resulted primarily from the inclusion in the 2006 second quarter of a one-time payment received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust which was not repeated in the second quarter of 2007.

There were no land sales during the second quarter of 2007. In the comparable period of 2006, land sales totaled $716,117, representing the sale of 3,379 acres at an average price of $212 per acre.

Rentals, royalties and sundry income were $3,115,140 for the second quarter of 2007 compared to $3,831,158 for the second quarter of 2006, a decrease of 18.7%. This decrease resulted primarily from a decrease in sundry income which was only partially offset by an increase in oil and gas royalty revenue. The decrease in sundry income resulted primarily from the inclusion in the 2006 second quarter of a one-time payment received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust which was not repeated in the second quarter of 2007.

Oil and gas royalty revenue was $2,584,721 for the second quarter of 2007 compared to $2,042,400 for the second quarter of 2006, an increase of 26.6%. Oil royalty revenue was $1,801,801 for the second quarter of 2007, an increase of 21.2% from the second quarter of 2006. Crude oil production subject to the Trust’s royalty interest increased 30.0% for the second quarter of 2007, which more than offset a 6.8% decrease in the average price per royalty barrel received during the 2007 quarter compared to 2006. Gas royalty revenue was $782,920 for the second quarter of 2007, an increase of 41.0% from the second quarter of 2006. This increase in gas royalty revenue resulted from increases of 16.0% in the volume of gas produced and 21.6% in the average price of gas sold, respectively. The increase in oil and gas royalties during the second quarter of 2007 was also impacted by the inclusion in the 2007 second quarter of $265,506 due to settlements with oil companies over royalties due.

Easement and sundry income was $355,120 for the second quarter of 2007 compared to $1,611,909 during the second quarter of 2006, a decrease of 78.0%. The decrease in sundry income resulted primarily from the inclusion in the 2006 second quarter of a one-time payment in the amount of $1,308,000 received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust which was not repeated in the second quarter of 2007. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest revenue was $466,521 for the second quarter of 2007 compared to $465,203 for the second quarter of 2006, or essentially flat. Interest on notes receivable for the second quarter of 2007 was $368,747, an increase of 10.6% compared to the second quarter of 2006. As of June 30, 2007, notes receivable for land sales were $20,308,267 compared to $18,300,779 at June 30, 2006, an increase of 11.0%. Sundry interest was $97,774 for the second quarter of 2007, a decrease of 25.8% from the second quarter of 2006. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than Federal income taxes increased 17.1% for the second quarter of 2007 compared to the second quarter of 2006.

General and administrative expenses for the second quarter of 2007 were $580,597 compared to $480,263 during the second quarter of 2006, an increase of 20.9%. This is largely due to an increase in professional fees and, to a lesser extent, legal fees.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June  30, 2006

Earnings per sub-share certificate were $.33 for the first six months of 2007 compared to $.46 for the first six months of 2006. Total operating and investing revenues were $6,545,897 for the first six months of 2007 compared to $8,511,246 for the first six months of 2006, a decrease of 23.1%. This decrease in revenue and earnings was due primarily to decreases in sundry income, land sales and gas royalty revenue during the first six months of 2007 compared to the first six months of 2006 which were only partially offset by an increase in oil royalty revenue. The decrease in sundry income resulted primarily from the inclusion in the first six months of 2006 of a one-time payment received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased by the Trust to the oil company which was not repeated in the comparable period of 2007.

There were no land sales during the first six months of 2007. In the comparable period of 2006, land sales totaled $716,117, representing the sale of 3,379 acres at an average price of approximately $212 per acre.

Rentals, royalties, and sundry income were $5,599,407 for the first six months of 2007 compared to $6,883,085 for the first six months of 2006, a decrease of 18.6%. This decrease resulted primarily from decreases in sundry income and gas royalty revenue which were only partially offset by an increase in oil royalty revenue. The decrease in sundry income resulted primarily from the inclusion in the first six months of 2006 of a one-time payment received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust which was not repeated in the comparable period of 2007.

Oil and gas royalty revenue was $4,663,701 for the first six months of 2007 compared to $4,554,660 for the first six months of 2006, an increase of 2.4%. Oil royalty revenue was $3,393,970 for the first six months of 2007, an increase of 15.8% from the first six months of 2006. Crude oil production subject to the Trust’s royalty interest increased 23.3% for the first six months of 2007, which more than offset a 6.0% decrease in the average price per royalty barrel received during the first six months of 2007 compared to the first six months of 2006. Gas royalty revenue was $1,269,731 for the first six months of 2007, a decrease of 21.8% from the first six months of 2006. This decrease in gas royalty revenue resulted from a decrease of 29.1% in the volume of gas produced during the first six months of 2007 compared to the first six months of 2006, which more than offset a 10.3% increase in the average price of gas sold in the 2007 period. The increase in oil and gas royalties during the first six months of 2007 was also impacted by the inclusion in the first six months of 2007 of $265,506 due to settlements with oil companies over royalties due.

Easement and sundry income was $671,431 for the first six months of 2007 compared to $2,061,156 for the first six months of 2006, a decrease of 67.4%. The decrease in sundry income resulted primarily from the inclusion in the first six months of 2006 of a one-time payment in the amount of $1,308,000 received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust which was not repeated during the comparable period of 2007. This category of income is unpredictable and may vary significantly from period to period.

Interest revenue was $946,490 for the first six months of 2007 compared to $912,044 for the first six months of 2006, an increase of 3.8%. Interest on notes receivable for the first six months of 2007 was $739,546, an increase of 9.5% from the comparable period of 2006. As of June 30, 2007, notes receivable from land sales were $20,308,267 compared to $18,300,779 at June 30, 2006, an increase of 11.0%. Sundry interest was $206,944 for the first six months of 2007, a decrease of 12.6% from the 2006 period. Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than Federal income taxes decreased 3.8% for the first six months of 2007 compared to the first six months of 2006. This decrease is attributable primarily to a decrease in ad valorem taxes and, to a lesser extent, a decrease in oil and gas production taxes.

General and administrative expenses for the first six months of 2007 were up 21.1% compared to the first six months of 2006. This is largely due to an increase in legal and professional fees.

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

On June 20, 2007, the Trustees of the Trust authorized a five-for-one split of its Sub-share certificates. The additional Sub-shares resulting from the split were distributed on July 12, 2007 to holders of record on July 2, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	During the second quarter of 2007, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2007	10,000	$48.22	–	–
May 1, through May 31, 2007	19,000	$44.87	–	–
June 1, through June 30, 2007	7,500	$49.44	–	–
Total	36,500*	$46.72	–	–

* The Trust purchased and retired 36,500 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: August 7, 2007	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: August 7, 2007	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.