Form 10-Q
period 2007-09-30
TEXAS PACIFIC LAND TRUST
filed 2007-11-08
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

ASSETS	September 30, 2007	December 31, 2006
	(Unaudited)

Cash and cash equivalents	$8,602,592	$8,524,177
Accrued receivables	1,626,630	1,154,605
Other assets	9,217	92,169
Federal income taxes receivable	13,470	-
Notes receivable for land sales	20,135,589	20,802,132
Water wells, leasehold improvements, furniture and equipment - at cost less accumulated depreciation	125,905	117,458
Real estate acquired:
(10,153 acres at September 30, 2007 and 10,565 acres at December 31, 2006)	1,083,552	1,777,007
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in Texas - 954,700 acres in 2007 and 955,827 acres in 2006	-	-

Town lots in Iatan, Loraine and Morita - 628 lots in 2007 and 2006	-	-

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2007 and 2006	-	-

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2007 and 2006	-	-

	$31,596,955	$32,467,548

LIABILITIES AND CAPITAL

Accounts payable and accrued liabilities	$873,018	$653,733
Federal income taxes payable	-	213,780
Other taxes payable	162,309	57,800
Unearned revenues	428,980	415,060
Deferred taxes	5,984,210	6,408,682
Pension plan liability	343,512	279,091

Total liabilities	7,792,029	8,028,146

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	-	-
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 10,513,075 Sub-shares in 2007 and 10,612,875 Sub-shares in 2006	-	-
Other comprehensive income	(321,430)	(336,788)
Net proceeds from all sources	24,126,356	24,776,190

Total capital	23,804,926	24,439,402

	$31,596,955	$32,467,548

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Rentals, royalties and sundry income	$2,785,644	$3,408,609	$8,385,051	$10,291,694
Land sales	1,857,664	907,456	1,857,664	1,623,573
Interest income from notes receivable	365,460	319,567	1,105,006	994,820

	5,008,768	4,635,632	11,347,721	12,910,087

Expenses:
Taxes, other than Federal income taxes	159,356	161,451	500,794	516,489
Basis in real estate sold	693,454	-	693,454	61,318
General and administrative expenses	573,478	462,955	1,746,705	1,431,619

	1,426,288	624,406	2,940,953	2,009,426

Operating income	3,582,480	4,011,226	8,406,768	10,900,661
Interest income earned from investments	76,064	166,907	283,008	403,698

Income before Federal income taxes	3,658,544	4,178,133	8,689,776	11,304,359
Federal income taxes	1,123,409	1,320,431	2,611,077	3,534,719

Net income	$2,535,135	$2,857,702	$6,078,699	$7,769,640

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	10,530,958	10,700,875	10,559,717	10,732,653

Basic and dilutive earnings per sub-share certificate	$.24	$.27	$.58	$.72

Cash dividends per sub-share certificate	$-	$-	$.16	$.13

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,078,699	$7,769,640
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(424,472)	(525,957)
Depreciation and amortization	26,100	21,600
Changes in operating assets and liabilities:
Accrued receivables and other assets	(389,073)	(18,083)
Real estate acquired	693,455	61,318
Notes receivable for land sales	666,543	1,620,953
Accounts payable, accrued expenses and other liabilities	417,493	252,014
Federal income taxes payable	(227,250)	620,676

Net cash provided by operating activities	6,841,495	9,802,161

Cash flows from investing activities:
Purchase of fixed assets	(34,547)	(55,611)

Net cash used in investing activities	(34,547)	(55,611)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(5,031,753)	(3,645,040)
Dividends paid	(1,696,780)	(1,400,994)

Net cash used in financing activities	(6,728,533)	(5,046,034)

Net increase in cash and cash equivalents	78,415	4,700,516

Cash and cash equivalents at beginning of period	8,524,177	9,626,984

Cash and cash equivalents at end of period	$8,602,592	$14,327,500

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2007 and the results of its operations for the three month and nine month periods ended September 30, 2007 and 2006, respectively, and its cash flows for the nine month periods ended September 30, 2007 and 2006, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2006 and 2005 and for each of the years in the three year period ended December 31, 2006 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.
(5)	The results of operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
(6)

The Trust invests cash in excess of daily requirements primarily in a savings account and U. S. Treasury bills with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2007 and 2006 is summarized as follows:

	2007	2006

Federal income taxes paid	$3,271,068	$3,440,000

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

(8)

On June 20, 2007, the Trustees of the Trust authorized a five-for-one split of its Sub-share certificates. The additional Sub-shares resulting from the split were distributed on July 12, 2007. Sub-share and per Sub-share amounts reflected throughout the unaudited financial statements and the notes thereto have been retroactively adjusted for the split.

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

Results of Operations for the Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006

Earnings per sub-share certificate were $.24 for the third quarter of 2007 compared to $.27 for the third quarter of 2006. Total operating and investing revenues were $5,084,832 for the third quarter of 2007 compared to $4,802,539 for the third quarter of 2006, an increase of 5.9%. This increase in revenue was due primarily to an increase in land sales during the third quarter of 2007 compared to the third quarter of 2006 which more than offset a decline in rentals, royalties and sundry income.

In the third quarter of 2007, land sales totaled $1,857,664, representing the sale of 1,539 acres at an average price of approximately $1,207 per acre. In the comparable period of 2006, land sales totaled $907,456, representing the sale of 890 acres at an average price of approximately $1,020 per acre.

Rentals, royalties and sundry income were $2,785,644 for the third quarter of 2007 compared to $3,408,609 for the third quarter of 2006, a decrease of 18.3%. This decrease resulted primarily from a decrease in sundry income and, to a lesser extent, a decrease in gas royalty revenue, which more than offset a modest increase in oil royalty revenue. The decrease in sundry revenue was attributable to decreased seismic activity.

Oil and gas royalty revenue was $2,189,938 for the third quarter of 2007, compared to $2,141,586 for the third quarter of 2006, an increase of 2.3%. Oil royalty revenue was $1,622,151 for the third quarter of 2007, an increase of 3.7% from the third quarter of 2006. Crude oil production subject to the Trust’s royalty interest increased 8.9% in the third quarter of 2007, and this increase in the volume of production more than offset a 4.7% decrease in the average price per royalty barrel of crude oil in the 2007 third quarter compared to the 2006 third quarter. Gas royalty revenue was $567,787 for the third quarter of 2007, a decrease of 1.5% from the third quarter of 2006. This decrease resulted from a decrease of 17.7% in the volume of gas produced, which was only partially offset by a price increase of 19.6%.

Easement and sundry income was $487,661 for the third quarter of 2007, a decrease of 57.6% from the third quarter of 2006. The decrease in sundry income was primarily attributable to decreased seismic activity. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest revenue was $441,524 for the third quarter of 2007 compared to $486,474 for the third quarter of 2006, a decrease of 9.2%. Interest income is comprised of interest on notes receivable from land sales and sundry interest from short term investments of cash on hand. Interest on notes receivable was $365,460 for the third quarter of 2007 compared to $319,567 for the third quarter of 2006, an increase of 14.4%. As of September 30, 2007 notes receivable were $20,135,589 compared to $17,462,895 at September 30, 2006, an increase of 15.3%. Sundry interest was $76,064 for the third quarter of 2007 compared to $166,907 for the third quarter of 2006, a decrease of 54.4%. Sundry interest fluctuates based on cash on hand for investment and interest rates on short term investments.

Taxes, other than Federal income taxes decreased 1.3% for the third quarter of 2007 compared to the third quarter of 2006.

General and administrative expenses for the third quarter of 2007 were $573,478 compared to $462,955 during the third quarter of 2006, an increase of 23.9%. This was largely due to an increase in legal and professional fees.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September  30, 2006

Earnings per sub-share certificate were $.58 for the first nine months of 2007 compared to $.72 for the first nine months of 2006. Total operating and investing revenues were $11,630,729 for the first nine months of 2007 compared to $13,313,785 for the first nine months of 2006, a decrease of 12.6%. This decrease in revenue and earnings was due primarily to a decrease in sundry income and, to a lesser extent, gas royalty revenue, which were only partially offset by increases in oil royalty revenue and revenue from land sales. The decrease in sundry income resulted primarily from the inclusion in the first nine months of 2006 of a one-time payment received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased by the Trust to the oil company which was not repeated in the comparable period of 2007.

In the first nine months of 2007, land sales totaled $1,857,664, representing the sale of 1,539 acres at an average price of approximately $1,207 per acre. In the comparable period of 2006, land sales totaled $1,623,573, representing the sale of 4,269 acres at an average price of approximately $380 per acre.

Rentals, royalties, and sundry income were $8,385,051 for the first nine months of 2007 compared to $10,291,694 for the first nine months of 2006, a decrease of 18.5%. This decrease resulted primarily from decreases in sundry income and gas royalty revenue which were only partially offset by an increase in oil royalty revenue. The decrease in sundry income resulted primarily from the inclusion in the first nine months of 2006 of a one-time payment received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased in the comparable period of 2007.

Oil and gas royalty revenue was $6,853,638 for the first nine months of 2007 compared to $6,696,246 for the first nine months of 2006, an increase of 2.4%. Oil royalty revenue was $5,016,121 for the first nine months of 2007, an increase of 11.6% from the first nine months of 2006. Crude oil production subject to the Trust’s royalty interest increased 18.3% in the first nine months of 2007, which more than offset a 5.7% decrease in the average price per royalty barrel of crude oil in the first nine months of 2007 compared to the first nine months of 2006. Gas royalty revenue was $1,837,517 for the first nine months of 2007, a decrease of 16.5% from the first nine months of 2006. This decrease in gas royalty revenue resulted from a decrease of 28.4% in the volume of gas produced during the first nine months of 2007 compared to the first nine months of 2006, which more than offset a 16.6% increase in the average price of gas sold in the 2007 period. The increase in oil and gas royalties during the first nine months of 2007 was also impacted by the inclusion in the first nine months of 2007 of $265,506 due to settlements with oil companies over royalties due.

Easement and sundry income was $1,159,092 for the first nine months of 2007 compared to $3,212,620 for the first nine months of 2006, a decrease of 63.9%. The decrease in sundry income resulted primarily from the inclusion in the first nine months of 2006 of a one-time payment in the amount of $1,308,000 received by the Trust from an oil company in settlement of a claim by the Trust for damages to property leased to the oil company by the Trust which was not repeated during the comparable period of 2007. This category of income is unpredictable and may vary significantly from period to period.

Interest revenue was $1,388,014 for the first nine months of 2007 compared to $1,398,518 for the first nine months of 2006, or essentially flat. Interest income is comprised of interest on notes receivable from land sales and sundry interest from short term investments of cash on hand. Interest on notes receivable for the first nine months of 2007 was $1,105,006, an increase of $110,186, or 11.1%, from the comparable period of 2006. As of September 30, 2007, notes receivable from land sales were $20,135,589 compared to $17,462,895 at September 30, 2006, an increase of 15.3%. Sundry interest was $283,008 for the first nine months of 2007, a decrease of 29.9% from the first nine months of 2006. Sundry interest income fluctuates based on cash on hand for investment and interest rates on short term investments.

Taxes, other than Federal income taxes, decreased 3.0% for the first nine months of 2007 compared to the first nine months of 2006. This decrease is attributable to decreases in ad valorem taxes and oil and gas production taxes.

General and administrative expenses increased 22.0% for the first nine months of 2007 compared to the first nine months of 2006, primarily due to increases in legal and professional fees and, to a lesser extent, audit fees.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	During the third quarter of 2007, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2007	21,800	$58.39	–	–
August 1, through August 31, 2007	16,500	$52.75	–	–
September 1, through September 30, 2007	6,000	$49.10	–	–
Total	44,300*	$54.42	–	–

* The Trust purchased and retired 44,300 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: November 8, 2007	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 8, 2007	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

