Form 10-K
period 2007-12-31
TEXAS PACIFIC LAND TRUST
filed 2008-03-14
CIK 97517

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

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____ .

Commission file No.: 1-737

______________________

TEXAS PACIFIC LAND TRUST

(Exact Name of Registrant as Specified in its Charter)

Not Applicable	75-0279735
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

______________________

1700 Pacific Avenue, Suite 1670 Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 969-5530

______________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Sub-shares in Certificates of Proprietary Interest (par value $.03-1/3 per share)	New York Stock Exchange

______________________

Securities registered pursuant to Section 12(g) of the Act:

None

______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $642,886,969.

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

Texas Pacific’s income from oil and gas royalties has been limited in the past by the level of production authorized for prorated wells each year by the regulations of the Railroad Commission of the State of Texas. The monthly percentage of allowable production has averaged 100% in recent years, but, because of the limited capacity of older wells and other operating problems, the percentage permitted by the Railroad Commission could not be produced by most operators.

(b)        Financial Information about Industry Segments. Texas Pacific does not have identifiable industry segments, although, as shown in the Statements of Income included in the financial statements incorporated by reference in Item 8 of this Report on Form 10-K, land sales, oil and gas royalties, grazing leases, and interest income are the major contributors to the income of Texas Pacific. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land and the retention of oil and gas royalties. See the Statements of Income for additional sources of income for the last three (3) years of Texas Pacific.

(c)        Narrative Description of Business. As previously indicated, the business done and intended to be done by Texas Pacific consists of sales and leases of land owned by it, retaining oil and gas royalties, temporary cash investments and the overall management of the land owned by it.

(i)	During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of total revenues.

	2007	2006	2005
Oil and Gas Royalties	63%	38%	54%
Land Sales	-	36%	24%
Easements and Sundry Income	-	16%	-

(ii)	Texas Pacific is not in the business of development of new products.
(iii)	Raw materials are not necessary to the business of Texas Pacific.
(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.
(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.
(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.
(vii)	During 2007, Texas Pacific received $847,153 or approximately 8.5 percent of its oil and gas royalty income, from 41 leases operated by Chevron U.S.A., Inc.
(viii)	Backlogs are not relevant to an understanding of Texas Pacific’s business.
(ix)	No material portion of Texas Pacific’s business is subject to renegotiation or termination at the election of the Government.
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

(xiii)	As of February 29, 2008, Texas Pacific had eight (8) full-time employees.

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

Land sales vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of land sales in the future. The Trust is a passive seller of land and does not actively solicit sales of land. The demand for, and the sale price of, any particular tract of the Trust’s land is influenced by many factors, including, the national and local economies, the rate of residential and commercial development in nearby areas, livestock carrying capacity and the condition of the local agricultural industry, which itself is influenced by range conditions and prices for livestock and agricultural products. Approximately 98% of the Trust’s land is classified as ranch land and intermingled with parcels owned by third parties to form ranching units. The Trust’s ability to sell ranch land is, therefore, largely dependent on the actions of adjoining landowners.

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

Item 1B:   Unresolved Staff Comments.

Not Applicable.

Item 2:   Properties.

Texas Pacific Land Trust owns the surface estate in 964,813 acres of land located in 20 counties in the western part of Texas. The Trust also owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas. At December 31, 2007, grazing leases were in effect on 98.4 percent or approximately 949,321 acres of the Trust’s land. Approximately 1,554 acres of land were sold in 2007. The Trust leases office space in Dallas, Texas.

Item 3:   Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 4:   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5:   Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange. The range of reported sales prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2007		2006
	High	Low	High	Low

1st Quarter	$52.60	$41.25	$29.90	$27.30
2nd Quarter	62.10	41.08	30.10	27.80
3rd Quarter	62.75	45.48	34.85	28.00
4th Quarter	54.65	37.01	44.20	30.20

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a regular dividend once a year for the preceding 51 years. The regular dividend was $.16 per Sub-share in 2007 and $.13 per Sub-share in 2006 and was paid during the first quarter of each year. In addition, Texas Pacific paid a special dividend of $.42 per Sub-share during the fourth quarter of 2006. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2008, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	473
TOTAL	473

The Trust did not sell any equity securities during the year ended December 31, 2007.

During the fourth quarter of 2007, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2007	7,100	$48.88	–	–
November 1, through November 30, 2007	9,900	$48.09	–	–
December 1, through December 31, 2007	7,700	$42.44	–	–

Total	24,700*	$46.56	–	–

   * The Trust purchased and retired 24,700 Sub-shares in the open market.

Item 6:   Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
Gross income	$15,835,111	$23,022,482	$15,407,641	$29,140,610	$9,953,329
Expenses	3,957,397	6,143,467	3,234,913	3,368,175	2,358,086

Income before Federal
income taxes	11,877,714	16,879,015	12,172,728	25,772,435	7,595,243
Federal income taxes	3,628,026	5,309,153	3,660,141	8,359,477	2,265,092
Net income	$8,249,688	$11,569,862	$8,512,587	$17,412,958	$5,330,151

Net income per Sub-share	$.78	$1.08	$.78	$1.58	$.47
Dividends per Sub-share	$.16	$.55	$.11	$.45	$.15
Average number of Sub-
shares outstanding	10,536,367	10,695,644	10,864,657	11,040,952	11,371,058

	As of December 31,
	2007	2006	2005	2004	2003
Total assets, exclusive
of property with no
assigned value	$32,656,735	$32,467,548	$32,304,893	$31,149,178	$18,321,900

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

On June 20, 2007, the Trustees authorized a five-for-one split of Sub-shares in certificates of proprietary interest, effective July 2, 2007. As a result, the par value of Sub-shares was reduced from $.16-2/3 per sub-share to $.03-1/3 per sub-share. All figures presented in this report relative to Sub-shares outstanding, earnings per Sub-share, dividends per Sub-share, the number and cost of Sub-shares purchased for cancellation, and the market price of Sub-shares reflect the five-for-one split.

2007 Compared to 2006

Total operating revenues and investing revenues in 2007 aggregated $15,835,111, a decrease of $7,187,371, or 31.2%, from the $23,022,482 of total operating revenues and investing revenues recorded in 2006. This decrease resulted primarily from decreases in land sales, easements and sundry income, and interest on investments, which were only partially offset by an increase in oil and gas royalty revenue. Earnings per Sub-share certificate were $.78 for 2007 compared to $1.08 in 2006. The Trust purchased and retired 124,500 Sub-shares during 2007, leaving 10,488,375 Sub-shares outstanding at December 31, 2007.

Land sales in 2007 were $1,932,664 compared to $8,201,447 in 2006, a decrease of 76.4%. A total of 1,554 acres were sold in 2007 at an average price of $1,244 per acre, compared to 37,121 acres in 2006 at an average price per acre of $221.

Rentals, royalties and other income (including interest on investments) were $13,902,447 in 2007 compared to $14,821,035 in 2006, a decrease of 6.2%.

Oil and gas royalty revenue in 2007 was $10,022,709 compared to $8,773,512 in 2006, an increase of 14.2%. Oil royalty revenue was $7,056,858 and gas royalty revenue was $2,965,851 in 2007. Crude oil production from Trust royalty wells increased 14.2% in 2007 from 2006. Total gas production decreased 18.8% in 2007 compared to 2006, but this decrease in the volume of gas production was more than offset by a 29.2% increase in the average price of gas during 2007 compared to 2006. The average prices per royalty barrel of crude oil for 2007 and 2006 were $65.36 and $62.90, respectively.

Grazing lease income in 2007 was $479,908 compared to $484,759 in 2006.

Interest revenue (including interest on investments) was $1,834,249 in 2007 compared to $1,911,193 in 2006, a decrease of 4.0%. Interest on notes receivable amounted to $1,464,249 in 2007 compared to $1,349,909 in 2006. At year end 2007, notes receivable from land sales were $19,625,622 compared to $20,802,132 at year end 2006. Interest on investments amounted to $370,000 in 2007 and $561,284 in 2006, respectively. Total principal cash payments on notes receivable were $1,303,310 in 2007.

Easements and sundry income revenue in 2007 was $1,565,581 compared to $3,651,571 in 2006. The decrease in easements and sundry income revenue was primarily attributable to decreases in seismic income and the amount of oil company damage settlements received in 2007 compared to 2006. Easements and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than Federal income taxes were $702,391 in 2007 compared to $659,305 in 2006. Oil and gas production taxes were $547,075 in 2007 compared to $485,570 in 2006. Ad valorem taxes were $107,673 in 2007 compared to $126,747 in 2006. The Trust’s basis in real estate sold, which is included in total expenses, was $693,455 in 2007 compared to $3,374,023 in 2006. All other expenses were $2,561,551 in 2007 compared to $2,110,139 in 2006.

2006 Compared to 2005

Total operating revenues and investing revenues in 2006 aggregated $23,022,482, an increase of $7,614,841, or 49.4%, from the $15,407,641 of total operating revenues and investing revenues recorded in 2005. This increase resulted from increases in land sales, easements and sundry income, oil and gas royalty revenue and interest on investments, which more than offset a decline in interest on notes receivable and a slight decline in grazing lease income. Earnings per Sub-share certificate were $1.08 for 2006 compared to $0.78 in 2005. The Trust purchased and retired 180,000 Sub-shares during 2006, leaving 10,612,875 Sub-shares outstanding at December 31, 2006.

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

Easements and sundry income revenue in 2006 was $3,651,571 compared to $1,207,004 in 2005. The increase in easements and sundry income revenue was primarily attributable to approximately $1.2 million of seismic income and approximately $1.4 million of oil company damage settlements received in 2006. Easements and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than Federal income taxes were $659,305 in 2006 compared to $648,814 in 2005. Oil and gas production taxes were $485,570 in 2006 compared to $462,059 in 2005. Ad valorem taxes were $126,747 in 2006 compared to $141,640 in 2005. The Trust’s basis in real estate sold, which is included in total expenses, was $3,374,023 in 2006 compared to $0 in 2005. All other expenses were $2,110,139 in 2006 compared to $2,586,099 in 2005.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2007, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	451,670	64,469	140,800	140,800	105,601
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–
Total	$451,670	$64,469	$140,800	$140,800	$105,601

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses is recorded in the period of determination. At December 31, 2007, and 2006, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2007 and 2006, no valuation allowances were recorded.

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

Year Ending December 31,	Maturity
2008	$1,339,550
2009	1,368,193
2010	1,399,993
2011	1,434,849
2012	1,513,950
Thereafter	12,569,087

$19,625,622

The Trust’s remaining financial instruments consist of cash, U.S. Treasury Bills, temporary cash investments and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8: Financial Statements and Supplementary Data.

See the Index to Financial Statements included in Item 15. The Financial Statements listed therein are incorporated herein by reference to pages F-1 through F-19 of this Report on Form 10-K.

Item 9:   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A: Controls and Procedures.

The Trust’s remaining financial instruments consist of cash, U.S. Treasury Bills, temporary cash investments and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8: Financial Statements and Supplementary Data.

See the Index to Financial Statements included in Item 15. The Financial Statements listed therein are incorporated herein by reference to pages F-1 through F-19 of this Report on Form 10-K.

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

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2007.

(c)	Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d)	Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B: Other Information.

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

(a)	Trustees:
Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Maurice Meyer III	72	Trustee, Chairman of the Trustees and Chairman of Audit Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.
John R. Norris III	54	Trustee	Trustee since June 7, 2000.
James K. Norwood	66	Trustee and Member of Audit Committee	Trustee since June 14, 2006.

(b)	Executive Officers:
Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Roy Thomas	61	General Agent, Chief Executive Officer and Secretary

General Agent and Secretary of the Trust since January 1, 1995 and Chief Executive Officer since November 12, 2002. Mr. Thomas had previously served as Assistant General Agent from December 1, 1992 through December 31, 1994.

David M. Peterson	42	Assistant General Agent and Chief Financial Officer	Assistant General Agent since January 1, 1997 and Chief Financial Officer since November 12, 2002.

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

(d)        Family Relations. There are no family relationships among any of the Trustees and executive officers of the Trust.

(e)        Business Experience.

Name of Trustee or Executive Officer	Principal Occupation or Employment During the Past Five Years
Maurice Meyer III	Former Vice Chairman of Henderson Brothers; personal investments
John R. Norris III	Attorney; Calloway, Norris, Burdette & Weber, Dallas, Texas
James K. Norwood	Licensed Real Estate Appraiser; James K. Norwood, Inc.
Roy Thomas	General Agent, Chief Executive Officer and Secretary of Texas Pacific Land Trust
David M. Peterson	Assistant General Agent and Chief Financial Officer of Texas Pacific Land Trust

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

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)

Roy Thomas General Agent, Chief Executive Officer and Secretary	2007 2006 2005	$187,917 $180,625 $175,417	$20,000 $23,000 $17,000	$84,311 $42,959 $59,290	$11,275 $10,838 $10,525	$303,503 $257,422 $262,232

David M. Peterson Assistant General Agent and Chief Financial Officer	2007 2006 2005	$127,833 $120,625 $110,833	$10,000 $12,500 $10,000	$11,138 $6,111 $9,993	$7,670 $7,238 $6,650	$156,641 $146,474 $137,476

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year
Roy Thomas	Texas Pacific Land Trust Revised Employee’s Pension Plan	21.0	$464,075	$ 0
David M. Peterson	Texas Pacific Land Trust Revised Employee’s Pension Plan	12.5	$54,718	$ 0

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

As of December 31, 2007, the annual accrued normal retirement benefits are estimated to be $55,138 and $20,675 for Mr. Thomas and Mr. Peterson, respectively.

The Plan provides for early retirement after 20 years of service with the Trust. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55. The annual early retirement benefit payable to Mr. Thomas as of January 1, 2008 is estimated to be $41,354. Mr. Peterson is not currently eligible for an early retirement benefit.

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

(a)        Security Ownership of Certain Beneficial Owners.  The following table sets forth information as to all persons known to the Trust to be the beneficial owner of more than 5% of the Trust’s voting securities (Certificates of Proprietary Interest and Sub-share Certificates). The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class
Kinetics Asset Management, Inc. (1) 470 Park Avenue South 4th Floor South New York, NY 10016	1,156,132	Sub-share certificates	11%

Horizon Asset Management, Inc. (2) 470 Park Avenue South 4th Floor South New York, NY 10016	551,923	Sub-share certificates	5.25%

_______________________

(1)     The information set forth herein with respect to the securities beneficially owned by Kinetics Asset Management, Inc. (“Kinetics”) is based on a Schedule 13G filed by Kinetics, dated March 10, 2008. The Schedule 13G indicates that Kinetics is an investment advisor and that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect. The Schedule 13G states that Kinetics has sole voting and dispositive power with respect to all of the Sub-shares reported.

(2)    The information set forth herein with respect to the securities beneficially owned by Horizon Asset Management, Inc. (“Horizon”) is based on a Schedule 13G filed by Horizon, dated March 10, 2008. The Schedule 13G indicates that Horizon is an investment advisor and that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect. The Schedule 13G states that Horizon has sole voting and dispositive power with respect to all of the Sub-shares reported.

            (b)        Security Ownership of Management: The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on January 31, 2008	Percent of Class
Sub-share certificates:	Maurice Meyer III	74,750(2)	*
Sub-share certificates:	John R. Norris III	1,000	*
Sub-share certificates:	James K. Norwood	1,000	*

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on January 31, 2008	Percent of Class
Sub-share certificates:	Roy Thomas	500	*
Sub-share certificates:	David M. Peterson	--	--
Sub-share certificates:	All Trustees and Officers as a Group	77,250.74%

_______________________

*Indicates ownership of less than 1% of the class.

(1)

The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. The figures set forth in the table represent Sub-share certificates. On January 31, 2008, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

(2)	Does not include 11,500 Sub-shares owned by the wife of Mr. Meyer in which Mr. Meyer disclaims any beneficial ownership.

(c)        Changes in Control. Texas Pacific has no knowledge of any arrangement that may result in any change of control of the Trust.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

(a)        Transactions with Related Persons. There are no reportable transactions or currently proposed transactions between Texas Pacific and any Trustee or executive officer of Texas Pacific or any security holder of Texas Pacific or any member of the immediate family of any of the foregoing persons.

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

Item 14:  Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, L.L.P. (“Lane Gorman Trubitt”) during 2007 and 2006 were furnished at customary rates. A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2007 and 2006 is set forth below:

Audit Fees. Lane Gorman Trubitt billed the Trust approximately $69,950 in 2007 and $66,500 in 2006 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2007 and 2006.

Audit-Related Fees. Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2007 or 2006 not included in “Audit Fees”, above.

Tax Fees. Lane Gorman Trubitt did not bill the Trust for any tax fees in 2007 or 2006.

Other Fees. Lane Gorman Trubitt did not bill the Trust any other fees in either 2007 or 2006.

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

NYSE Certification

Roy Thomas, General Agent and Chief Executive Officer has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s Listed Company Manual that he is unaware of any violation by us of the NYSE’s corporate governance listing standards.

PART IV

Item 15: Exhibits and Financial Statement Schedules.

(a)	Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-19 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2007 and 2006

Statements of Income – Years Ended December 31, 2007, 2006 and 2005

Statements of Net Proceeds from All Sources – Years Ended December 31, 2007, 2006 and 2005

Statements of Cash Flows – Years Ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)	Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2008.

TEXAS PACIFIC LAND TRUST
By:	Roy Thomas
Roy Thomas General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2008.

Signature	Title(s)
/s/ Roy Thomas	General Agent, Chief Executive Officer
Roy Thomas	and Secretary (Principal Executive Officer)

/s/ David M. Peterson	Assistant General Agent and Chief
David M. Peterson	Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

/s/ Maurice Meyer III	Chairman of the Trustees
Maurice Meyer III

/s/ John R. Norris III	Trustee
John R. Norris III

/s/ James K. Norwood	Trustee
James K. Norwood

Item 15(a): Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders

Texas Pacific Land Trust

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2007 and 2006 and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Lane Gorman Trubitt, L.L.P.

Dallas, Texas

February 21, 2008

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

December 31, 2007 and 2006

ASSETS	2007	2006

Cash and cash equivalents	$10,153,202	$8,524,177
Accrued receivables	1,540,341	1,154,605
Other assets	82,373	92,169
Prepaid Federal income taxes	62,914	-
Notes receivable for land sales ($1,339,550 due in 2008 and $1,253,608 due in 2007) (note 2)	19,625,622	20,802,132
Water wells, leasehold improvements, furniture, and equipment -
at cost less accumulated depreciation	108,731	117,458
Real estate acquired (notes 2 and 4)	1,083,552	1,777,007
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned (note 2):
Land (surface rights) situated in twenty counties in Texas - 954,660 acres in 2007 and 955,827 acres in 2006	-	-
Town lots in Iatan, Loraine, and Morita, Texas - 628 lots	-	-
1/16 nonparticipating perpetual royalty interest in 386,987.70 acres	-	-
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres	-	-

Total assets	$32,656,735	$32,467,548

LIABILITIES AND CAPITAL
Accounts payable and accrued liabilities	$1,142,444	$653,733
Federal income taxes payable	-	213,780
Other taxes payable	75,100	57,800
Unearned revenue (note 2)	413,811	415,060
Deferred taxes (note 6)	5,964,844	6,408,682
Pension plan liability	170,997	279,091

Total liabilities	7,767,196	8,028,146

Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	-	-
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 10,488,375 Sub-shares in 2007 and 10,612,875 Sub-shares in 2006	-	-
Accumulated other comprehensive income (loss)	(257,842)	(336,788)
Net proceeds from all sources	25,147,381	24,776,190

Total capital	24,889,539	24,439,402

Total liabilities and capital	$32,656,735	$32,467,548

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Oil and gas royalties	$10,022,709	$8,773,512	$8,264,836
Grazing lease rentals	479,908	484,759	486,156
Land sales	1,932,664	8,201,447	3,700,116
Interest income from notes receivable	1,464,249	1,349,909	1,503,671
Easements and sundry income	1,565,581	3,651,571	1,207,004

	15,465,111	22,461,198	15,161,783

Expenses:
Taxes, other than Federal income taxes	702,391	659,305	648,814
Salaries and related employee benefits	890,843	892,372	847,684
General expense, supplies, and travel	579,690	555,367	487,231
Basis in real estate sold	693,455	3,374,023	-
Legal and professional fees	1,047,019	617,266	1,163,146
Commissions to local agents	-	-	51,247
Depreciation	35,999	37,134	28,791
Trustees' compensation	8,000	8,000	8,000

	3,957,397	6,143,467	3,234,913

Operating income	11,507,714	16,317,731	11,926,870

Interest income earned from investments	370,000	561,284	245,858

Income before Federal income taxes	11,877,714	16,879,015	12,172,728

Federal income taxes (note 6):
Current	4,114,374	5,527,613	4,689,294
Deferred	(486,348)	(218,460)	(1,029,153)

	3,628,026	5,309,153	3,660,141

Net income	$8,249,688	$11,569,862	$8,512,587

Net income per Sub-share Certificate	$0.78	$1.08	$0.78

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF NET PROCEEDS FROM ALL SOURCES

Years Ended December 31, 2007, 2006 and 2005

	Sub-share Certificates of Proprietary Interest	Accumulated Other Comprehensive Income (Loss)	Net Proceeds From All Sources	Total

Balances at December 31, 2004	10,971,375	$-	$22,705,259	$22,705,259
Net income	-	-	8,512,587	8,512,587
Cost of 178,500 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(178,500)	-	(5,400,790)	(5,400,790)
Dividends paid - $.11 per Sub-share Certificate	-	-	(1,203,386)	(1,203,386)

Balances at December 31, 2005	10,792,875	-	24,613,670	24,613,670

Net income	-	-	11,569,862	11,569,862
Provision for unfunded pension status; adopted SFAS No. 158, net of income taxes of $(181,348)	-	(336,788)	-	(336,788)

Total comprehensive income	-	-	-	$11,233,074

Cost of 180,000 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(180,000)	-	(5,534,661)	(5,534,661)
Dividends paid - $.55 per Sub-share Certificate	-	-	(5,872,681)	(5,872,681)

Balances at December 31, 2006	10,612,875	(336,788)	24,776,190	24,439,402

Net income	-	-	8,249,688	8,249,688
Amortization of net actuarial costs and prior service costs, net of income taxes of $11,042	-	20,506	-	20,506
Net actuarial gain on pension plan, net of income taxes of $31,468	-	58,440	-	58,440

Total comprehensive income	-	-	-	$8,328,634

Cost of 124,500 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(124,500)	-	(6,181,717)	(6,181,717)
Dividends paid - $.16 per Sub-share Certificate	-	-	(1,696,780)	(1,696,780)

Balances at December 31, 2007	10,488,375	$(257,842)	$25,147,381	$24,889,539

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$8,249,688	$11,569,862	$8,512,587
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(443,838)	(399,808)	(1,029,153)
Depreciation and amortization	35,999	37,134	28,791
Changes in operating assets and liabilities:
Accrued receivables and other assets	(375,940)	188,628	(123,256)
Prepaid Federal income taxes and Federal income taxes payable	(276,694)	442,350	(174,299)
Notes receivable for land sales	1,176,510	(1,718,284)	3,167,836
Real estate acquired	693,455	61,318	(315,501)
Accounts payable, accrued expenses and other liabilities	475,614	186,163	265,056

Net cash provided by operating activities	9,534,794	10,367,363	10,332,061

Cash flows from investing activities:
Purchase of fixed assets	(27,272)	(62,828)	(43,846)

Net cash used in investing activities	(27,272)	(62,828)	(43,846)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(6,181,717)	(5,534,661)	(5,400,790)
Dividends paid	(1,696,780)	(5,872,681)	(1,203,386)

Net cash used in financing activities	(7,878,497)	(11,407,342)	(6,604,176)

Net increase (decrease) in cash and cash equivalents	1,629,025	(1,102,807)	3,684,039
Cash and cash equivalents, beginning of period	8,524,177	9,626,984	5,942,945

Cash and cash equivalents, end of period	$10,153,202	$8,524,177	$9,626,984

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2007, 2006 and 2005

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

The presentations of certain prior year amounts were changed to conform to current year presentation.

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

The Trust has analyzed public reports of drilling activities by the oil companies with which it has entered into royalty interest leases in an effort to identify unpaid royalties associated with royalty interests owned by the Trust. Rights to certain royalties believed by the Trust to be due and payable may be subject to dispute with the oil company involved as a result of disagreements with respect to drilling and related engineering information. Disputed royalties are recorded when these contingencies are resolved. The Trust received income of $288,634, $4,000, and $42,560 in 2007, 2006 and 2005, respectively, related to past production due to settlements of claims for unpaid oil and gas royalties.

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

Land sales

Income is recognized on land sales during the periods in which such sales are closed and sufficient amounts of cash down payments are received using the full accrual method of gain recognition. For Federal income tax purposes, land sales are recognized on the installment method. The sales price of land sales are reflected as income and the cost (basis) of the respective parcels of land are reflected as expenses as these parcels of land are not primarily held as income-producing “operating” properties.

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

Sundry income represents sundry (diverse) leasing arrangements to companies in a wide array of industries, including: agricultural, oil and gas, construction, and other industries. Lease income is recognized when earned. These leases generally require fixed annual payments or royalties. Lease terms generally range from month-to-month arrangements to ten years. Lease cancellations are allowed. Advance lease

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

payments are deferred and amortized over the appropriate accounting period. Lease payments not paid are included in accrued receivables.

(d)	Statements of Cash Flows

Cash and cash equivalents consist of U.S. Treasury Bills, temporary cash investments in loan participation agreements, bank deposit and savings accounts. The Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Trust maintains its cash and cash equivalents in large financial institutions. The Trust monitors the credit quality of these institutions and does not anticipate any losses.

Cash disbursed for income taxes in 2007, 2006 and 2005 was $4,391,068, $5,129,000, and $4,875,000, respectively. New loans made by the Trust in connection with land sales amounted to $126,800, $4,834,897, and $1,656,510 for the years ended December 31, 2007, 2006 and 2005, respectively.

(e)	Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and unpaid interest on notes receivable for land sales. Accrued receivables are reflected at their net realizable value based on historical royalty and interest receipt information and other factors anticipated to affect valuation. A valuation allowance is recorded if amounts expected to be received are considered impaired. No allowance was considered necessary at December 31, 2007 and 2006.

(f)	Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from three to five years.

(g)	Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any. The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust. Notes receivable bear interest rates ranging from 7.0% to 9.5% as of December 31, 2007 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.2% as of December 31, 2007. The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2007, 2006 and 2005 were $51,562, $1,849,801, and $3,516,738, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

sales and, accordingly, the carrying value of such notes receivable approximates fair value.

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2007 and 2006.

Three customers represented approximately 83% and 82% of notes receivable at December 31, 2007 and 2006, respectively.

The maturities of notes receivable for each of the five years subsequent to December 31, 2007 are:

Year Ending December 31,	Amount
2008	$1,339,550
2009	1,368,193
2010	1,399,993
2011	1,434,849
2012	1,513,950
Thereafter	12,569,087
$19,625,622

(h)	Real Estate Acquired

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

December 31, 2007, 2006 and 2005

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

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (10,536,367 in 2007, 10,695,644 in 2006, and 10,864,657 in 2005).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at December 31, 2007 and 2006.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

(l)	Recent Accounting Pronouncements

No recent accounting pronouncements during 2007 significantly affected the Trust.

(m)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under accounting principles generally accepted in the United States of America, are excluded from the calculation of net income.

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

(4)	Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2007 and 2006:

	2007		2006
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,564.57	$1,777,007	12,118.84	$1,838,325
Additions	-	-	20,077.77	3,312,705
Sales	(411.34)	(693,455)	(21,632.04)	(3,374,023)

Balance at December 31:	10,153.23	$1,083,552	10,564.57	$1,777,007

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

No valuation allowance was necessary at December 31, 2007 and 2006.

(5)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $41,631, $40,334 and $38,973 in 2007, 2006, and 2005, respectively.

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

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2007 and 2006 using a measurement date of December 31:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

	2007	2006
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$2,476,108	$2,429,460
Service cost	87,351	87,193
Interest cost	144,896	137,124
Actuarial gain	(15,803)	(80,020)
Benefits paid	(97,649)	(97,649)
Projected benefit obligation at end of year	$2,594,903	$2,476,108

Change in plan assets:
Fair value of plan assets at beginning of year	$2,197,017	$2,025,408
Actual return on plan assets	224,538	119,258
Contributions by employer	100,000	150,000
Benefits paid	(97,649)	(97,649)
Fair value of plan assets at end of year	$2,423,906	$2,197,017
Unfunded status at end of year	$(170,997)	$(279,091)

The accumulated benefit obligation of the Plan was $2,045,243 and $1,926,015 as of December 31,
2007 and 2006, respectively.
Amounts recognized in the balance sheets as of December 31 consist of:
	2007	2006
Assets	$—	$—
Liabilities	(170,997)	(279,091)
	$(170,997)	$(279,091)
Amounts recognized in accumulated other comprehensive income (loss) consist of the following at
December 31:
	2007	2006
Net actuarial loss	$326,037	$433,437
Prior service cost	70,643	84,699
Amounts recognized in accumulated other comprehensive
income (loss), before taxes	396,680	518,136
Income taxes	(138,838)	(181,348)
Amounts recognized in accumulated other comprehensive
income (loss), after taxes	$257,842	$336,788

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

Net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 include the following components:

	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$87,351	$87,193	$79,628
Interest cost	144,896	137,124	131,164
Expected return on plan assets	(150,433)	(138,423)	(123,804)
Amortization of unrecognized gains	17,492	26,363	19,125
Amortization of prior service cost	14,056	14,056	14,056

Net periodic benefit cost	$113,362	$126,313	$120,169

The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $6,688 and $14,056, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

Year Ending December 31,	Amount
2008	$ 97,598
2009	97,640
2010	97,970
2011	122,035
2012	190,505
2013 to 2017	1,063,326

	2007	2006	2005
Weighted average assumptions used to
determine benefit obligations as of December 31:
Discount rate	6.25%	6.00%	5.75%
Rate of compensation increase	7.29	7.29	7.29

Weighted average assumptions used to determine
benefit costs for the years ended December 31:
Discount rate	6.00%	5.75%	6.00%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

The Plan’s asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	Percentage of Plan
	Assets at December 31,
	2007	2006
Asset Category
Equity securities	43%	25%
Debt securities	51	62
Other (cash)	6	13
Total	100%	100%

The Plan has a formal investment policy statement. The Plan’s investment objective is balanced income, with a moderate risk tolerance. This objective emphasizes current income through a 60% to 80% allocation to fixed income securities, complemented by a secondary consideration for capital appreciation through an equity allocation in the range of 20% to 40%. Diversification is achieved through investment in mutual funds and bonds. The asset allocation is reviewed annually with respect to the target allocations and rebalancing adjustments and/or target allocation changes are made as appropriate. The Trust’s current funding policy is to maintain the Plan’s fully funded status on an ERISA minimum funding basis.

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

Management intends to fund the minimum ERISA amount for 2008. The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

(6)	Federal Taxes on Income

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

	2007	2006	2005
Computed tax expense at the statutory rate	$4,038,423	$5,738,865	$4,138,728
Reduction in income taxes resulting from:
Statutory depletion	(541,150)	(477,969)	(451,152)
Other, net	130,753	48,257	(27,435)
	$3,628,026	$5,309,153	$3,660,141

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Basis difference in pension plan liability	$59,849	$181,348
Total deferred tax assets	59,849	181,348

Basis differences in real estate acquired through foreclosure	226,378	437,531
Deferred installment revenue on land sales for tax purposes	5,798,315	6,152,499
Total deferred tax liability	6,024,693	6,590,030
Net deferred tax liability	$5,964,844	$6,408,682

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Trust adopted the provisions of FIN No. 48 as of January 1, 2007. The adoption of Fin No. 48 has not resulted in any impact on the Trust’s results of operations or financial position, and the Trust does not expect the adoption to have a material impact on the Trust’s future results of operations, financial position or liquidity.

The Trust files a United States Federal income tax return. With few exceptions, the Trust is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2004.

(7)	Lease Commitments

The Trust is a lessee under an operating lease in connection with its administrative offices located in Dallas, Texas. This lease agreement requires monthly rent of approximately $5,867 and expires in June 2014. Future minimum lease payments were as follows at December 31, 2007:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

Year Ending December 31,	Amount
2008	$64,469
2009	70,400
2010	70,400
2011	70,400
2012	70,400
Thereafter	105,601
$451,670

Rent expense amounted to $53,226, $50,142, and $48,498 for the years ended December 31, 2007, 2006, and 2005, respectively.

(8)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2007 and 2006.

The number of Certificates authorized for issuance at a given date is the number then outstanding plus one/three-thousandth of the number of Sub-shares then outstanding. The number of Sub-shares authorized for issuance at a given date is the number then outstanding plus three thousand times the number of Certificates then outstanding.

On July 2, 2007, the Trust split all outstanding Sub-shares five-for-one, and in connection therewith changed the par value of the Sub-shares from $.16-2/3 to $.03-1/3. The split had no effect on certificates outstanding. All Sub-share and per Sub-share amounts for periods presented in the accompanying financial statements and notes thereto give effect to this split.

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

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2007, 2006 and 2005, respectively: oil (in barrels) – 107,969, 94,557, and 105,208, and gas (in thousands of cubic feet) – 387,693,

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2007, 2006 and 2005

477,343, and 472,508. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

(10)	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2007 and 2006:

	Quarter ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Income	$4,204,382	$5,084,832	$3,581,661	$2,964,236

Income before Federal income taxes	$3,187,938	$3,658,544	$2,814,070	$2,217,162

Net income	$2,170,989	$2,535,135	$1,972,951	$1,570,613

Net income per Sub-share Certificate	$0.21	$0.24	$0.19	$0.15

	Quarter ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Income	$9,708,697	$4,802,539	$5,012,478	$3,498,768

Income before Federal income taxes	$5,574,656	$4,178,133	$4,311,222	$2,815,004

Net income	$3,800,222	$2,857,702	$2,959,319	$1,952,619

Net income per Sub-share Certificate	$0.36	$0.27	$0.28	$0.18

INDEX OF EXHIBITS

Exhibit Number	Description
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