Form 10-Q
period 2008-03-31
TEXAS PACIFIC LAND TRUST
filed 2008-05-09
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________

FORM 10-Q
_____________________

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2008
OR

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

__________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

              Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include statements regarding the Trust’s  future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters.  All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law.  All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I  of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2007, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	March 31,	December 31,
Assets	2008	2007
	(Unaudited)

Cash and cash equivalents	$10,825,660	$10,153,202
Accrued receivables	2,050,142	1,540,341
Other assets	57,661	82,373
Prepaid Federal income taxes	–	62,914
Notes receivable for land sales	19,672,533	19,625,622
Water wells, leasehold improvements, furniture, and equipment
- at cost less accumulated depreciation	118,065	108,731
Real estate acquired:
(10,793 acres at March 31, 2008 and 10,153 acres at December 31, 2007)	1,161,504	1,083,552
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in
Texas – 953,542 acres in 2008 and 954,660 acres in 2007	–	–

Town lots in Iatan, Loraine and Morita – 628 lots in 2008 and 2007	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2008 and 2007	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2008 and 2007	–	–
	$33,885,565	$32,656,735

Liabilities and Capital

Accounts payable and accrued liabilities	$1,168,752	$1,142,444
Federal income taxes payable	1,169,601	–
Other taxes payable	123,785	75,100
Unearned revenues	413,811	413,811
Deferred taxes	5,982,347	5,964,844
Pension plan liability	191,451	170,997
Total liabilities	9,049,747	7,767,196

Capital:
Certificates of Proprietary Interest, par value $100
each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.03 1/3 each; outstanding:
10,457,575 Sub-shares in 2008 and 10,488,375 Sub-shares in 2007	–	–
Accumulated other comprehensive income (loss)	(254,471)	(257,842)
Net proceeds from all sources	25,090,289	25,147,381
Total capital	24,835,818	24,889,539
	$33,885,565	$32,656,735

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Rentals, royalties and sundry income	$4,155,899	$2,484,267
Land sales	447,040	–
Interest income from notes receivable	351,999	370,799
	4,954,938	2,855,066
Expenses:
Taxes, other than Federal income taxes	216,790	154,444
General and administrative expenses	639,777	592,630
	856,567	747,074
Operating income	4,098,371	2,107,992
Interest income earned from investments	80,589	109,170

Income before Federal income taxes	4,178,960	2,217,162
Federal income taxes	1,248,203	646,549
Net income	$2,930,757	$1,570,613

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	10,476,308	10,607,542

Basic and dilutive earnings per sub-share certificate	$.28	$.15

Cash dividends per sub-share certificate	$.18	$.16

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,930,757	$1,570,613
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	17,503	(61,569)
Depreciation and amortization	7,800	8,700
Changes in operating assets and liabilities:
Accrued receivables and other assets	(485,089)	(278,600)
Real estate acquired	(77,952)	–
Notes receivable for land sales	(46,911)	191,334
Accounts payable, accrued expenses
and other liabilities	98,817	176,080
Federal income taxes payable	1,232,515	464,806
Net cash provided by operating activities	3,677,440	2,071,364

Cash flows from investing activities:
Purchase of fixed assets	(17,133)	(3,960)
Net cash used in investing activities	(17,133)	(3,960)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of
Proprietary Interest	(1,103,181)	(888,371)
Dividends paid	(1,884,668)	(1,696,780)
Net cash used in financing activities	(2,987,849)	(2,585,151)

Net increase (decrease) in cash and cash
equivalents	672,458	(517,747)

Cash and cash equivalents at beginning of period	10,153,202	8,524,177

Cash and cash equivalents at end of period	$10,825,660	$8,006,430

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes To Unaudited Financial Statements

March 31, 2008

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2008 and the results of its operations for the three month periods ended March 31, 2008 and 2007, respectively, and its cash flows for the three month periods ended March 31, 2008 and 2007, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2007 and 2006 and for each of the years in the three year period ended December 31, 2007 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

(6)
The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts, temporary cash investments in loan participation agreements and U. S. Treasury bills with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2008 and 2007 is summarized as follows:

	2008	2007

Federal income taxes paid	$–	$246,068

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2007, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report.  Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance.  Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

Earnings per sub-share were $.28 for the first quarter of 2008 compared to $.15 for the first quarter of 2007.  Total operating and investing revenues for the first quarter of 2008 were $5,035,527 compared to $2,964,236 for the first quarter of 2007, an increase of 69.9%.  This increase in revenue and earnings was due primarily to increases in oil and gas royalty revenue, land sales and easement and sundry income.

In the first quarter of 2008 land sales totaled $447,040, representing the sale of 1,117.6 acres at an average price of $400 per acre.  In the comparable period of 2007 the Trust had no land sales.  During the first three months of 2008, the Trust purchased 640 acres of land located in Reeves County, Texas from the State of Texas for an aggregate purchase price of $77,952, or approximately $122 per acre.  While the Trust is generally not a purchaser of land, the parcels purchased (which were among others offered for sale by the state) were interspersed among parcels already owned by the Trust.  The purchase of these parcels will make the Trust’s holdings in Reeves County more contiguous.

Rentals, royalties and sundry income were $4,155,899 during the first quarter of 2008, compared to $2,484,267 during the first quarter of 2007, an increase of 67.3%.  This increase resulted from increases in oil and gas royalty income and easement and sundry income.

Oil and gas royalty revenue was $3,270,839 for the first quarter of 2008, compared to $2,078,980 for the first quarter of 2007, an increase of 57.3%.  Oil royalty revenue was $2,378,719 for the first quarter of 2008, an increase of 49.4% from the first quarter of 2007.  Crude oil production subject to the Trust’s royalty interest decreased 8.4%, but this decrease in volume was more than offset by the 63.1% increase in the average price per royalty barrel of crude oil during the first quarter of 2008 compared to the first quarter of 2007.  Gas royalty revenue was $892,120 for the first quarter of 2008, an increase of 83.3% from the first quarter of 2007 when gas royalty income was $486,811.  This increase in gas royalty income is attributable to a volume increase of 42.8% and a price increase of 28.3%.

Easement and sundry income was $795,948 for the first quarter of 2008, an increase of 151.6% compared to the first quarter of 2007.  This increase is primarily due to increase in easement and damage revenue.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $432,588 for the first quarter of 2008, a decrease of 9.9% from the first quarter of 2007.  Interest on notes receivable was $351,999 for the first quarter of 2008, a decrease of 5.1% compared to the first quarter of 2007.  As of March 31, 2008 notes receivable for land sales were $19,672,533 compared to $20,610,798 at March 31, 2007.  Sundry interest was $80,589 for the first quarter of 2008 compared to $109,170 for the first quarter of 2007, a decrease of 26.2%.  Sundry interest is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than Federal income taxes, increased 40.4% for the first quarter of 2008 compared to the first quarter of 2007.  The increase is primarily due to the increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses for the first quarter of 2008 were up 8.0% compared to the first quarter of 2007.  This increase was primarily due to an increase in legal and professional expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2007.

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

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2008, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2008	9,200	$38.76	–	–
February 1, through February 29, 2008	8,800	$34.79	–	–
March 1, through March 31, 2008	12,800 0	$34.41	–	–
Total	30,800*	$35.82	–	–

*  The Trust purchased and retired 30,800 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)
Date: May 9, 2008	By: /s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 9, 2008	By: /s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.