Form 10-Q
period 2008-06-30
TEXAS PACIFIC LAND TRUST
filed 2008-08-08
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_____________________

FORM 10-Q
_____________________

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2008
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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	June 30,	December 31,
Assets	2008	2007
	(Unaudited)

Cash and cash equivalents	$9,394,000	$10,153,202
Accrued receivables	2,398,761	1,540,341
Other assets	32,949	82,373
Prepaid Federal income taxes	--	62,914
Notes receivable for land sales	19,151,281	19,625,622
Water wells, leasehold improvements, furniture and equipment
– at cost less accumulated depreciation	113,977	108,731
Real estate acquired:
(10,793 acres at June 30, 2008 and 10,153 acres at December 31, 2007)	1,161,504	1,083,552
Real estate and royalty interests assigned through the 1888
Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in
Texas – 952,902 acres in 2008 and 954,660 acres in 2007	–	–

Town lots in Iatan, Loraine and Morita – 628 lots in 2008 and 2007	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2008 and 2007	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2008 and 2007	–	–
	$32,252,472	$32,656,735
Liabilities and Capital
Accounts payable and accrued liabilities	$430,425	$1,142,444
Federal income taxes payable	113,984	--
Other taxes payable Unearned revenues	241,436	75,100
	413,811	413,811
Deferred taxes	5,811,507	5,964,844
Pension plan liability	211,904	170,997
Total liabilities	7,223,067	7,767,196
Capital:
Certificates of Proprietary Interest, par value $100
each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.03 1/3 each; outstanding:
10,392,910 Sub-shares in 2008 and 10,488,375 Sub-shares in 2007	–	–
Accumulated other comprehensive income (loss)	(251,100)	(257,842)
Net proceeds from all sources	25,280,505	25,147,381
Total capital	25,029,405	24,889,539
	$32,252,472	$32,656,735

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income:
Rentals, royalties and sundry income	$4,811,644	$3,115,140	$8,967,543	$5,599,407
Land sales	192,000	--	639,040	--
Interest income from notes receivable	349,319	368,747	701,318	739,546
	5,352,963	3,483,887	10,307,901	6,338,953

Expenses:
Taxes, other than Federal income taxes	451,264	186,994	668,054	341,438
General and administrative expenses	430,084	580,597	1,069,861	1,173,227
	881,348	767,591	1,737,915	1,514,665
Operating income	4,471,615	2,716,296	8,569,986	4,824,288
Interest income earned from investments	82,735	97,774	163,324	206,944

Income before Federal income taxes	4,554,350	2,814,070	8,733,310	5,031,232
Federal income taxes	1,336,728	841,119	2,584,931	1,487,668
Net income	$3,217,622	$1,972,951	$6,148,379	$3,543,564

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	10,432,250	10,576,042	10,447,546	10,587,113

Basic and dilutive earnings per sub-share certificate	$.31	$.19	$.59	$.33

Cash dividends per sub-share certificate	$–	$–	$.18	$.16

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,148,379	$3,543,564
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(153,337)	(158,656)
Depreciation and amortization	15,600	17,400
Changes in operating assets and liabilities:
Accrued receivables and other assets	(808,996)	(466,689)
Real estate acquired	(77,952)	--
Notes receivable for land sales	474,341	493,865
Accounts payable, accrued expenses
and other liabilities	(498,034)	433,970
Federal income taxes payable	176,898	(119,232)
Net cash provided by operating activities	5,276,899	3,744,222

Cash flows from investing activities:
Purchase of fixed assets	(20,846)	(30,035)
Net cash used in investing activities	(20,846)	(30,035)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of
Proprietary Interest	(4,130,587)	(2,593,831)
Dividends paid	(1,884,668)	(1,696,780)
Net cash used in financing activities	(6,015,255)	(4,290,611)

Net decrease in cash and cash
equivalents	(759,202)	(576,424)

Cash and cash equivalents at beginning of period	10,153,202	8,524,177

Cash and cash equivalents at end of period	$9,394,000	$7,947,753

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2008

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2008 and the results of its operations for the three month and six month periods ended June 30, 2008 and 2007, respectively, and its cash flows for the six month periods ended June 30, 2008 and 2007, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2007 and 2006 and for each of the years in the three year period ended December 31, 2007 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

(6)
The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts, temporary cash investments in loan participation agreements and U. S. Treasury bills with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2008 and 2007 is summarized as follows:

	2008	2007

Federal income taxes paid	$2,565,000	$1,771,068

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

Results of Operations for the Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

Earnings per sub-share certificate were $.31 for the second quarter of 2008 compared to $.19 for the second quarter of 2007.  Total operating and investing revenues were $5,435,698 for the second quarter of 2008 compared to $3,581,661 for the second quarter of 2007, an increase of 51.8%.  This increase in revenue and earnings was due primarily to increases in oil and gas royalty income, land sales and sundry income.

Land sales during the second quarter of 2008 totaled $192,000, representing the sale of 640 acres at an average price of $300 per acre.  In the comparable period of 2007 there were no land sales.

Rentals, royalties and sundry income were $4,811,644 for the second quarter of 2008 compared to $3,115,140 for the second quarter of 2007, an increase of 54.5%.  This increase resulted primarily from increases in oil and gas royalty income and sundry income.

Oil and gas royalty revenue was $4,097,109 for the second quarter of 2008 compared to $2,584,721 for the second quarter of 2007, an increase of 58.5%.  Oil royalty revenue was $3,142,700 for the second quarter of 2008, an increase of 74.4% from the second quarter of 2007.  Crude oil production subject to the Trust’s royalty interest decreased 3.1% for the second quarter of 2008 compared to the second quarter of 2007, but this decrease in volume was more than offset by an 80.1% increase in the average price per royalty barrel received during the 2008 quarter compared to 2007.  Gas royalty revenue was $954,409 for the second quarter of 2008, an increase of 21.9% from the second quarter of 2007.  This increase in gas royalty revenue resulted from a 31.0% increase in the average price of gas sold, which more than offset a 6.9% decrease in the volume of gas produced.

Easement and sundry income was $531,294 for the second quarter of 2008 compared to $355,120 during the second quarter of 2007, an increase of 49.6%.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $432,054 for the second quarter of 2008 compared to $466,521 for the second quarter of 2007, a decrease of 7.4%.  Interest on notes receivable for the second quarter of 2008 was $349,319, a decrease of 5.3% compared to the second quarter of 2007.  As of June 30, 2008, notes receivable for land sales were $19,151,281 compared to $20,308,267 at June 30, 2007, a decrease of 5.7%.  Sundry interest was $82,735 for the second quarter of 2008, a decrease of 15.4% from the second quarter of 2007.  Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than Federal income taxes increased 141.3% for the second quarter of 2008 compared to the second quarter of 2007.  This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas revenue discussed above, as well as a revised margin tax imposed by the State of Texas.

General and administrative expenses for the second quarter of 2008 were $430,084 compared to $580,597 during the second quarter of 2007, a decrease of 25.9%.  This decrease was largely due to a decrease in  professional and legal fees.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Earnings per sub-share certificate were $.59 for the first six months of 2008 compared to $.33 for the first six months of 2007.  Total operating and investing revenues were $10,471,225 for the first six months of 2008 compared to $6,545,897 for the first six months of 2007, an increase of 60.0%.  This increase in revenue and earnings was due primarily to increases in oil and gas royalty income, sundry income, and land sales during the first six months of 2008 compared to the first six months of 2007.

Land sales during the first six months of 2008 totaled $639,040, representing the sale of 1,757.6 acres at an average price of $364 per acre.  In the comparable period of 2007, there were no land sales.  During the first six months of 2008, the Trust purchased 640 acres of land located in Reeves County, Texas from the State of Texas for an aggregate purchase price of $77,952, or approximately $122 per acre.  While the Trust is generally not a purchaser of land, the parcels purchased (which were among others offered for sale by the state) were interspersed among parcels already owned by the Trust.  The purchase of these parcels will make the Trust’s holdings in Reeves County more contiguous.

Rentals, royalties, and sundry income were $8,967,543 for the first six months of 2008 compared to $5,599,407 for the first six months of 2007, an increase of 60.2%.  This increase resulted primarily from increases in oil and gas royalty income and sundry income.

Oil and gas royalty revenue was $7,367,948 for the first six months of 2008 compared to $4,663,701 for the first six months of 2007, an increase of 58.0%.  Oil royalty revenue was $5,521,418 for the first six months of 2008, an increase of 62.7% from the first six months of 2007.  Crude oil production subject to the Trust’s royalty interest decreased 5.7% for the first six months of 2008  compared to the first six months of 2007, but this decrease in volume was more than offset by a 72.5% increase in the average price per royalty barrel received during the first six months of 2008 compared to the first six months of 2007.  Gas royalty revenue was $1,846,530 for the first six months of 2008, an increase of 45.4% from the first six months of 2007.  This increase in gas royalty revenue resulted from an increase of 28.8% in the volume of gas produced and a 12.9% increase in the average price of gas sold in the 2008 period.

Easement and sundry income was $1,327,242 for the first six months of 2008 compared to $671,431 for the first six months of 2007, an increase of 97.7%.  This category of income is unpredictable and may vary significantly from period to period.

Interest income, including interest on investments, was $864,642 for the first six months of 2008 compared to $946,490 for the first six months of 2007, a decrease of 8.6%.  Interest on notes receivable for the first six months of 2008 was $701,318, a decrease of 5.2% from the comparable period of 2007.  As of June 30, 2008, notes receivable from land sales were $19,151,281 compared to $20,308,267 at June

30, 2007, a decrease of 5.7%.  Sundry interest was $163,324 for the first six months of 2008, a decrease of 21.1% from the 2007 period.  Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

    Taxes, other than Federal income taxes increased 95.7% for the first six months of 2008 compared to the first six months of 2007.  This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas revenue discussed above, as well as a revised margin tax imposed by the State of Texas.

General and administrative expenses for the first six months of 2008 were down 8.8% compared to the first six months of 2007.  This is largely due to a decrease in legal and professional fees.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the second quarter of 2008, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2008	19,100	$45.56	–	–
May 1, through May 31, 2008	18,817	$45.97	–	–
June 1, through June 30, 2008	26,748	$48.31	–	–
Total	64,665*	$46.82	–	–

*  The Trust purchased and retired 64,665 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: August 8, 2008	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: August 8, 2008	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.