Form 10-Q
period 2008-09-30
TEXAS PACIFIC LAND TRUST
filed 2008-11-06
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)
1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$10,964,302	$10,153,202
Accrued receivables	2,640,282	1,540,341
Other assets	8,237	82,373
Prepaid Federal income taxes	--	62,914
Notes receivable for land sales	18,098,809	19,625,622
Water wells, leasehold improvements, furniture and equipment
– at cost less accumulated depreciation	111,008	108,731
Real estate acquired:
(10,793 acres at September 30, 2008 and 10,153 acres at December 31, 2007)	1,161,504	1,083,552
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in Texas – 952,455 acres in 2008 and 954,660 acres in 2007	–	–

Town lots in Loraine and Morita – 541 lots in 2008 and 628 lots in Iatan, Loraine and Morita in 2007	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2008 and 2007	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2008 and 2007	–	–
	$32,984,142	$32,656,735
Liabilities and Capital
Accounts payable and accrued liabilities	$467,356	$1,142,444
Federal income taxes payable	344,947	--
Other taxes payable Unearned revenues	308,688	75,100
	413,811	413,811
Deferred taxes	5,460,515	5,964,844
Pension plan liability	232,358	170,997
Total liabilities	7,227,675	7,767,196
Capital:
Certificates of Proprietary Interest, par value $100
each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.03 1/3 each; outstanding:
10,323,445 Sub-shares in 2008 and 10,488,375 Sub-shares in 2007	–	–
Accumulated other comprehensive income (loss)	(247,729)	(257,842)
Net proceeds from all sources	26,004,196	25,147,381
Total capital	25,756,467	24,889,539
	$32,984,142	$32,656,735
See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income:
Rentals, royalties and sundry income	$5,469,108	$2,785,644	$14,436,651	$8,385,051
Land sales	184,400	1,857,664	823,440	1,857,664
Interest income from notes receivable	339,415	365,460	1,040,733	1,105,006
	5,992,923	5,008,768	16,300,824	11,347,721

Expenses:
Taxes, other than Federal income taxes	314,571	159,356	982,625	500,794
Basis in real estate sold	--	693,454	--	693,454
General and administrative expenses	587,937	573,478	1,657,798	1,746,705
	902,508	1,426,288	2,640,423	2,940,953
Operating income	5,090,415	3,582,480	13,660,401	8,406,768
Interest income earned from investments	41,255	76,064	204,579	283,008

Income before Federal income taxes	5,131,670	3,658,544	13,864,980	8,689,776
Federal income taxes	1,538,156	1,123,409	4,123,087	2,611,077
Net income	$3,593,514	$2,535,135	$9,741,893	$6,078,699

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	10,367,017	10,530,958	10,406,889	10,559,717

Basic and dilutive earnings per sub-share certificate	$.35	$.24	$.94	$.58

Cash dividends per sub-share certificate	$–	$–	$.18	$.16

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$9,741,893	$6,078,699
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(504,329)	(424,472)
Depreciation and amortization	23,400	26,100
Changes in operating assets and liabilities:
Accrued receivables and other assets	(1,025,805)	(389,073)
Real estate acquired	(77,952)	693,455
Notes receivable for land sales	1,526,813	666,543
Accounts payable, accrued expenses
and other liabilities	(370,026)	417,493
Federal income taxes payable	407,861	(227,250)
Net cash provided by operating activities	9,721,855	6,841,495

Cash flows from investing activities:
Purchase of fixed assets	(25,677)	(34,547)
Net cash used in investing activities	(25,677)	(34,547)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of
Proprietary Interest	(7,000,410)	(5,031,753)
Dividends paid	(1,884,668)	(1,696,780)
Net cash used in financing activities	(8,885,078)	(6,728,533)

Net increase in cash and cash
equivalents	811,100	78,415

Cash and cash equivalents at beginning of period	10,153,202	8,524,177

Cash and cash equivalents at end of period	$10,964,302	$8,602,592

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2008 and the results of its operations for the three month and nine month periods ended September 30, 2008 and 2007, respectively, and its cash flows for the nine month periods ended September 30, 2008 and 2007, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2007 and 2006 and for each of the years in the three year period ended December 31, 2007 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

(6)
The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts, temporary cash investments in loan participation agreements and U. S. Treasury bills with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2008 and 2007 is summarized as follows:

	2008	2007

Federal income taxes paid	$4,225,000	$3,271,068

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

Results of Operations for the Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007

Earnings per sub-share certificate were $.35 for the third quarter of 2008 compared to $.24 for the third quarter of 2007.  Total operating and investing revenues were $6,034,178 for the third quarter of 2008 compared to $5,084,832 for the third quarter of 2007, an increase of 18.7%.  This increase in revenue was due primarily to increases in oil and gas royalties and sundry income, which were partially offset by declines in land sales and interest income, during the third quarter of 2008 compared to the third quarter of 2007.

In the third quarter of 2008, land sales totaled $184,400, representing the sale of 447 acres and 87 town lots at an average price of $400 per acre.  In the comparable period of 2007, land sales totaled $1,857,664, representing the sale of 1,539 acres at an average price of approximately $1,207 per acre.

Rentals, royalties and sundry income were $5,469,108 for the third quarter of 2008 compared to $2,785,644 for the third quarter of 2007, an increase of 96.3%.  This increase resulted primarily from increases in oil and gas and sundry income.

Oil and gas royalty revenue was $4,656,168 for the third quarter of 2008 compared to $2,189,938 for the third quarter of 2007, an increase of 112.6%.  Oil royalty revenue was $3,481,436 for the third quarter of 2008, an increase of 114.6% from the third quarter of 2007.  Crude oil production subject to the Trust’s royalty interest increased 11.8% in the third quarter of 2008, and the average price per royalty barrel of crude oil increased 91.8% in the 2008 third quarter compared to the 2007 third quarter.  Gas royalty revenue was $1,174,732 for the third quarter of 2008, an increase of 106.9% from the third quarter of 2007.  This increase resulted from an increase of 35.7% in the volume of gas produced, and a price increase of 52.5%.

Easement and sundry income was $703,048 for the third quarter of 2008, an increase of 44.2% from the third quarter of 2007.  The increase in sundry income was primarily attributable to an increase in the number of easements and increased oil company damage payments.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $380,670 for the third quarter of 2008 compared to $441,524 for the third quarter of 2007, a decrease of 13.8%.  Interest income is comprised of interest on notes receivable from land sales and sundry interest from short-term investments of cash on hand.  Interest on notes receivable was $339,415 for the third quarter of 2008 compared to $365,460 for the third quarter of 2007, a decrease of 7.1%.  As of September 30, 2008 notes receivable were $18,098,809 compared to $20,135,589 at September 30, 2007, a decrease of 10.1%.  Sundry interest was $41,255 for the third quarter of 2008 compared to $76,064 for the third quarter of 2007, a decrease of 45.8%.  Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than Federal income taxes increased 97.4% for the third quarter of 2008 compared to the third quarter of 2007.  This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas revenue discussed above, as well as a revised margin tax imposed by the State of Texas.

General and administrative expenses for the third quarter of 2008 were $587,937 compared to $573,478 during the third quarter of 2007, an increase of 2.5%.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Earnings per sub-share certificate were $.94 for the first nine months of 2008 compared to $.58 for the first nine months of 2007.  Total operating and investing revenues were $16,505,403 for the first nine months of 2008 compared to $11,630,729 for the first nine months of 2007, an increase of 41.9%.  This increase in revenue and earnings was due primarily to increases in oil and gas royalty revenue and sundry income, which were partially offset by declines in land sales and interest income, during the first nine months of 2008 compared to the first nine months of 2007.

In the first nine months of 2008, land sales totaled $823,440, representing the sale of 2,205 acres and 87 town lots at an average price of approximately $371 per acre.  In the comparable period of 2007, land sales totaled $1,857,664, representing the sale of 1,539 acres at an average price of approximately $1,207 per acre.  During the first nine months of 2008, the Trust purchased 640 acres of land located in Reeves County, Texas from the State of Texas for an aggregate purchase price of $77,952, or approximately $122 per acre.  While the Trust is generally not a purchaser of land, the parcels purchased (which were among others offered for sale by the state) were interspersed among parcels already owned by the Trust.  The purchase of these parcels will make the Trust’s holdings in Reeves County more contiguous.

Rentals, royalties, and sundry income were $14,436,651 for the first nine months of 2008 compared to $8,385,051 for the first nine months of 2007, an increase of 72.2%.  This increase resulted primarily from increases in oil and gas royalty income and sundry income.

Oil and gas royalty revenue was $12,024,116 for the first nine months of 2008 compared to $6,853,638 for the first nine months of 2007, an increase of 75.4%.  Oil royalty revenue was $9,002,854 for the first nine months of 2008, an increase of 79.5% from the first nine months of 2007.  Crude oil production subject to the Trust’s royalty interest decreased 0.5% in the first nine months of 2008, but this slight decrease in volume was more than offset by an 80.4% increase in the average price per royalty barrel received during the first nine months of 2008 compared to the first nine months of 2007.  Gas royalty revenue was $3,021,262 for the first nine months of 2008, an increase of 64.4% from the first nine months of 2007.  This increase in gas royalty revenue resulted from an increase of 40.5% in the volume of gas produced and a 17.0% increase in the average price of gas sold during the first nine months of 2008 compared to the first nine months of 2007.

Easement and sundry income was $2,030,290 for the first nine months of 2008 compared to $1,159,092 for the first nine months of 2007, an increase of 75.2%.  The increase in sundry income resulted primarily from an increase in the number of easements and increased oil company damage payments.  This category of income is unpredictable and may vary significantly from period to period.

Interest income, including interest on investments, was $1,245,312 for the first nine months of 2008 compared to $1,388,014 for the first nine months of 2007, a decrease of 10.3%.  Interest income is comprised of interest on notes receivable from land sales and sundry interest from short-term investments of cash on hand.  Interest on notes receivable for the first nine months of 2008 was $1,040,733, a decrease of 5.8% from the comparable period of 2007.  As of September 30, 2008, notes receivable from land sales were $18,098,809 compared to $20,135,589 at September 30, 2007, a decrease of 10.1%.  Sundry interest was $204,579 for the first nine months of 2008, a decrease of 27.7% from the first nine months of 2007.  Sundry interest income fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than Federal income taxes increased 96.2% for the first nine months of 2008 compared to the first nine months of 2007.  This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas revenue discussed above, as well as a revised margin tax imposed by the State of Texas.

General and administrative expenses decreased 5.1% for the first nine months of 2008 compared to the first nine months of 2007.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the third quarter of 2008, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2008	26,106	$44.34	–	–
August 1, through August 31, 2008	8,276	$39.69	–	–
September 1, through September 30, 2008	35,083	$39.44	–	–
Total	69,465*	$41.31	–	–

*  The Trust purchased and retired 69,465 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: November 6, 2008	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 6, 2008	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.