Form 10-K
period 2008-12-31
TEXAS PACIFIC LAND TRUST
filed 2009-03-16
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-K

______________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file No.: 1-737
______________________

TEXAS PACIFIC LAND TRUST
(Exact Name of Registrant as Specified in its Charter)

Not Applicable	75-0279735
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
______________________

1700 Pacific Avenue, Suite 2770 Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (214) 969-5530
______________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of Each Exchange on Which Registered
Sub-shares in Certificates of Proprietary Interest (par value $.03-1/3 per share)	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $543,190,942.

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

Item 1.  Business.

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

(i)	During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of total revenues.

	2008	2007	2006
Oil and Gas Royalties	70%	63%	38%
Land Sales	--	--	36%
Easements and Sundry Income	15%	--	16%

(ii)	Texas Pacific is not in the business of development of new products.

(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)	During 2008, Texas Pacific received $1,081,016 or approximately 7.9 percent of its oil and gas royalty income, from 47 leases operated by Chevron U.S.A., Inc.

(viii)	Backlogs are not relevant to an understanding of Texas Pacific’s business.

(ix)	No material portion of Texas Pacific’s business is subject to renegotiation or termination at the election of the Government.

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

(xiii)	As of February 28, 2009, Texas Pacific had eight (8) full-time employees.

(d)           Financial Information about Geographic Areas.  Texas Pacific does not have any foreign operations.  For each of its last three fiscal years, all of the Trust’s revenues have been derived from, and all of its long-lived assets have been located in, the United States.

(e)           Available Information.  The Trust makes available, free of charge, on or through its Internet website copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  We maintain our website at http://www.TPLTrust.com.  The information contained on our website is not part of this Report.

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

A prolonged downturn in global economic conditions may materially and adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions.  Financial markets in the United States and elsewhere have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others.  The global economy has entered a recession.  Slowing or declining economic growth in the United States and elsewhere may lead to reduced industrial production which, in turn, may lead to lower demand and lower prices for oil and gas, which may adversely affect our results of operations.

The Trust’s oil and gas royalty revenue is dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas.  The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations.  While the Trust’s oil and gas royalties benefited from increases in the market prices for oil and gas during the first nine months of 2008, there was a significant downturn in oil and gas prices during the fourth quarter of the year.  In view of current economic conditions, we cannot assure you that these lower market prices will not continue or that future, additional decreases in the market prices of oil and gas will not occur.  If these lower market prices for oil and gas continue or future declines occur they may have an adverse effect on our oil and gas royalty revenues.

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

Item 1B:  Unresolved Staff Comments.

Not Applicable.

Item 2:  Properties.

Texas Pacific Land Trust owns the surface estate in 963,248 acres of land located in 20 counties in the western part of Texas.   The Trust also owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas.  At December 31, 2008, grazing leases were in effect on 99 percent or approximately 953,730 acres of the Trust’s land. Approximately 2,219 acres of land were sold in 2008, inclusive of approximately 14 acres in Town Lot sales.  The Trust leases office space in Dallas, Texas.

Item 3:  Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 4:  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange.  The range of reported sales prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2008		2007
	High	Low	High	Low

1st Quarter	$45.50	$30.40	$52.60	$41.25
2nd Quarter	55.15	39.44	62.10	41.08
3rd Quarter	54.57	36.52	62.75	45.48
4th Quarter	39.01	16.10	54.65	37.01

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.  Texas Pacific has paid a regular dividend once a year for the preceding 52 years.  The regular dividend was $.18 per Sub-share in 2008 and $.16 per Sub-share in 2007 and was paid during the first quarter of each year.  Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2009, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	468
TOTAL	468

The Trust did not sell any equity securities during the year ended December 31, 2008.

During the fourth quarter of 2008, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2008	39,800	$29.84	–	–
November 1, through November 30, 2008	35,373	$24.48	–	–
December 1, through December 31, 2008	42,126	$23.62	–	–
Total	117,299*	$25.99	–	–

*  The Trust purchased and retired 117,299 Sub-shares in the open market.

Item 6:  Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, were derived from our audited financial statements.  The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
Gross income	$19,525,012	$15,835,111	$23,022,482	$15,407,641	$29,140,610

Expenses	3,720,046	3,957,397	6,143,467	3,234,913	3,368,175
Income before income taxes	15,804,966	11,877,714	16,879,015	12,172,728	25,772,435
Income taxes	4,865,193	3,628,026	5,309,153	3,660,141	8,359,477
Net income	$10,939,773	$8,249,688	$11,569,862	$8,512,587	$17,412,958
Net income per Sub-share	$1.06	$.78	$1.08	$.78	$1.58
Dividends per Sub-share(1)	$.18	$.16	$.55	$.11	$.45
Average number of Sub-shares outstanding	10,354,408	10,536,367	10,695,644	10,864,657	11,040,952

	As of December 31,
	2008	2007	2006	2005	2004
Total assets, exclusive of property with no assigned value	$30,785,034	$32,656,735	$32,467,548	$32,304,893	$31,149,178
___________________________
(1)           The figures for 2006 and 2004 include special dividends of $.42 and $.35 per Sub-share, respectively.

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

2008 Compared to 2007

Total operating revenues and investing revenues in 2008 aggregated $19,525,012, an increase of $3,689,901, or 23.3%, from the $15,835,111 of total operating revenues and investing revenues recorded in 2007.  This increase resulted primarily from increases in oil and gas royalty revenue and easements and sundry income which more than offset declines in land sales and interest revenue.  Earnings per Sub-share certificate were $1.06 for 2008 compared to $.78 in 2007.  The Trust purchased and retired 282,229 Sub-shares during 2008, leaving 10,206,146 Sub-shares outstanding at December 31, 2008.

Land sales in 2008 were $823,440 compared to $1,932,664 in 2007, a decrease of 57.4%.  A total of 2,219 acres were sold in 2008 at an average price of $371 per acre, compared to 1,554 acres in 2007 at an average price per acre of $1,244.

Rentals, royalties and other income (including interest on investments) were $18,701,572 in 2008 compared to $13,902,447 in 2007, an increase of 34.5%.

Oil and gas royalty revenue in 2008 was $13,694,843 compared to $10,022,709 in 2007, an increase of 36.6%.  Oil royalty revenue was $10,206,759 and gas royalty revenue was $3,488,084 in 2008.  Crude oil production from Trust royalty wells decreased 8.0% in 2008 from 2007, but this decrease in the volume of oil produced was more than offset by a 57.3% increase in the average price per barrel of oil received by the Trust in 2008 compared to 2007.  Total gas production increased 12.0% in 2008 compared to 2007, and there was a 5.0% increase in the average price of gas during 2008 compared to 2007.  The average prices per royalty barrel of crude oil for 2008 and 2007 were $102.80 and $65.36, respectively.

Grazing lease income in 2008 was $482,193 compared to $479,908 in 2007.

Interest revenue (including interest on investments) was $1,590,110 in 2008 compared to $1,834,249 in 2007, a decrease of 13.3%.  Interest on notes receivable amounted to $1,361,364 in 2008 compared to $1,464,249 in 2007.  At year end 2008, notes receivable from land sales were $17,656,227 compared to $19,625,622 at year end 2007.  Interest on investments amounted to $228,746 in 2008 and $370,000 in 2007, respectively.  Total principal cash payments on notes receivable were $2,363,395 in 2008 including $1,025,354 of prepaid principal.

Easements and sundry income revenue in 2008 was $2,934,426 compared to $1,565,581 in 2007.  The increase in easements and sundry income revenue was primarily attributable to increases in easement income and the amount of oil company damage settlements received in 2008 compared to 2007.  Easements and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes were $898,619 in 2008 compared to $702,391 in 2007.  Oil and gas production taxes were $731,070 in 2008 compared to $547,075 in 2007.  Ad valorem taxes were $119,074 in 2008 compared to $107,673 in 2007.  The Trust’s basis in real estate sold, which is included in total expenses, was $0 in 2008 compared to $693,455 in 2007.  All other expenses were $2,821,427 in 2008 compared to $2,561,551 in 2007.

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

Taxes, other than income taxes were $702,391 in 2007 compared to $659,305 in 2006.  Oil and gas production taxes were $547,075 in 2007 compared to $485,570 in 2006.  Ad valorem taxes were $107,673 in 2007 compared to $126,747 in 2006.  The Trust’s basis in real estate sold, which is included in total expenses, was $693,455 in 2007 compared to $3,374,023 in 2006.  All other expenses were $2,561,551 in 2007 compared to $2,110,139 in 2006.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2008, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	410,667	70,400	140,800	140,800	58,667
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–
Total	$410,667	$70,400	$140,800	$140,800	$58,667

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable.  At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required.  Any required allowance for losses is recorded in the period of determination.  At December 31, 2008, and 2007, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure.  Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure.  Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable.  At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value.  Valuation of the real estate is based on the estimates of management and is subject to judgment.  At December 31, 2008 and 2007, no valuation allowances were recorded.

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

Year Ending December 31	Maturity
2009	$1,263,871
2010	1,345,621
2011	1,400,104
2012	1,495,318
2013	1,573,950
Thereafter	10,577,363
$17,656,227

The Trust’s remaining financial instruments consist of cash, U.S. Treasury Bills, certificates of deposit, temporary cash investments and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8:  Financial Statements and Supplementary Data.

See the Index to Financial Statements included in Item 15.  The Financial Statements listed therein are incorporated herein by reference to pages F-1 through F-19 of this Report on Form 10-K.

Item 9:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A:  Controls and Procedures.

(a)           Disclosure Controls and Procedures.

Pursuant to Rule 13a-15 under the Exchange Act, management of the Trust under the supervision and with the participation of Roy Thomas, the Trust’s Chief Executive Officer, and David M. Peterson, the Trust’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the Trust’s fiscal year covered by this Report on Form 10-K.  Based upon that evaluation, Mr. Thomas and Mr. Peterson concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

(b)           Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2008.

(c)           Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the  Trust’s internal control over financial reporting.  This audit report appears on page F-1 of this Report.

(d)           Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B:  Other Information.

Not applicable.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

(a)           Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Maurice Meyer III	73	Trustee, Chairman of the Trustees and Chairman of Audit Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.

John R. Norris III	55	Trustee	Trustee since June 7, 2000.

James K. Norwood	67	Trustee and Member of Audit Committee	Trustee since June 14, 2006.

(b)           Executive Officers:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Roy Thomas	62	General Agent, Chief Executive Officer and Secretary
General Agent and Secretary of the Trust since January 1, 1995 and Chief Executive Officer since November 12, 2002.  Mr. Thomas had previously served as Assistant General Agent from December 1, 1992 through December 31, 1994.

David M. Peterson	43	Assistant General Agent and Chief Financial Officer	Assistant General Agent since January 1, 1997 and Chief Financial Officer since November 12, 2002.

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

(g)           Promoters and Control Persons.  Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Norwood filed one Statement of Changes of Beneficial Ownership of Securities on Form 4 late.  The form was due no later than the second business day following Mr. Norwood’s purchase of 300 Sub-share certificates on October 8, 2008, but was not filed until March 4, 2009.

Code of Ethics

The Trust has adopted a code of ethics applicable to its chief executive officer, chief financial officer and certain other employees.  The Trust will provide a copy of the code of ethics free of charge to any person upon written request addressed to:  Texas Pacific Land Trust, 1700 Pacific Avenue, Suite 2770, Dallas, Texas 75201, Attention: General Agent.

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

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)

Roy Thomas	2008	$192,917	$20,000	$71,421	$11,575	$295,913
General Agent, Chief	2007	$187,917	$20,000	$84,311	$11,275	$303,503
Executive Officer	2006	$180,625	$23,000	$42,959	$10,838	$257,422
and Secretary

David M. Peterson	2008	$131,833	$10,000	$12,699	$7,910	$162,442
Assistant General	2007	$127,833	$10,000	$11,138	$7,670	$156,641
Agent and Chief	2006	$120,625	$12,500	$6,111	$7,238	$146,474
Financial Officer

_______________________________

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments during Last Fiscal Year

Roy Thomas	Texas Pacific Land Trust Revised Employee’s Pension Plan	22.0	$535,496	$0

David M. Peterson	Texas Pacific Land Trust Revised Employee’s Pension Plan	13.5	$67,417	$0

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

As of December 31, 2008, the annual accrued normal retirement benefits are estimated to be $59,881 and $23,974 for Mr. Thomas and Mr. Peterson, respectively.

The Plan provides for early retirement after 20 years of service with the Trust.  Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement.  If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55.  The annual early retirement benefit payable to Mr. Thomas as of January 1, 2009 is estimated to be $48,903.  Mr. Peterson is not currently eligible for an early retirement benefit.

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

Compensation Committee Report

The Nominating, Compensation and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Item 11 and, based on such review and discussion, recommended that it be included in this Report.

Maurice Meyer III
John R. Norris III
James K. Norwood

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

The Trust does not maintain any compensation plans (or individual compensation arrangements) under which equity securities of the Trust are authorized for issuance.

(a) Security Ownership of Certain Beneficial Owners.  The following table sets forth information as to all persons known to the Trust, as of February 28, 2009, to be the beneficial owner of more than 5% of the Trust’s voting securities (Certificates of Proprietary Interest and Sub-share Certificates).  The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class

Kinetics Asset Management, Inc. (1) 470 Park Avenue South 4th Floor South New York, NY 10016	1,177,306	Sub-share certificates	11.4%

Horizon Asset Management, Inc. (2) 470 Park Avenue South 4th Floor South New York, NY 10016	551,923	Sub-share certificates	5.25%

Donald W. Hodges (3) 2905 Maple Ave. Dallas, TX 75201	540,055	Sub-share certificates	5.21%

Select Equity Group (4) 380 Lafayette Street, 6th floor New York, NY 10003	971,471	Sub-share certificates	9.41%

_______________________
(1)
The information set forth herein with respect to the securities beneficially owned by Kinetics Asset Management, Inc. (“Kinetics”) is based on a Schedule 13G filed by Kinetics, dated February 17, 2009.  The Schedule 13G indicates that Kinetics is an investment advisor and that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect.  The Schedule 13G states that Kinetics has sole voting and dispositive power with respect to all of the Sub-shares reported.

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

(3)
The information set forth is based on a joint filing on Schedule 13G made on February 13, 2009 by Donald W. Hodges (“Hodges”), First Dallas Holdings, Inc. (“Holdings”), First Dallas Securities, Inc. (“Securities”), Hodges Capital Management, Inc. (“HCM”), Hodges

Fund (“HF”) and Hodges Small Cap Fund (“HSCF”).  According to the filing, (i) Hodges shares voting power with respect to 403,700 of the Sub-share certificates and shares dispositive power with respect to 540,055 of the Sub-share certificates, (ii) Holdings shares voting power with respect to 403,700 of the Sub-share certificates and shares dispositive power with respect to 540,055 of the Sub-share certificates, (iii) Securities shares dispositive power with respect to 28,015 of the Sub-share certificates, (iv) HCM shares voting power with respect to 403,700 of the Sub-share certificates and shares dispositive power with respect to 512,040 of the Sub-share certificates, (v) HF shares voting and dispositive power with respect to 373,700 of the Sub-share certificates, and (vi) HSCF shares voting and dispositive power with respect to 30,000 of the Sub-share certificates.  The Schedule 13G indicates that (A) Securities is a broker-dealer and an investment adviser, (B) HCM is an investment adviser, (C) HF is an investment company and (D) HSCF is an investment company.  The Schedule 13G further indicates that Hodges is the sole owner of Holdings and that Holdings is the parent holding company of Securities, HCM, HF and HSCF.  The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(4)
The information set forth is based on a joint filing on Schedule 13G made on February 17, 2009 by Select Equity Group, Inc. (“Select Equity”), Select Offshore Advisors, LLC (“Select Offshore”) and George S. Loening (“Loening”).  According to the Schedule 13G, (i) Select Equity has sole voting power and sole dispositive power with respect to 563,497 of the Sub-share certificates, (ii) Select Offshore has sole voting and sole dispositive power with respect to 407,974 of the Sub-share certificates and (iii) Loening has sole voting and sole dispositive power with respect to all of the Sub-share certificates.  According to the Schedule 13G, Loening is the controlling shareholder of Select Equity and the Manager of Select Offshore and has the power to vote and to direct the voting of, and the power to dispose and to direct the disposition of, all of the Sub-share certificates held by Select Equity and Select Offshore.  The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(b)           Security Ownership of Management:  The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 28, 2009	Percent of Class

Sub-share certificates:	Maurice Meyer III	74,750(2)	*

Sub-share certificates:	John R. Norris III	1,000	*

Sub-share certificates:	James K. Norwood	1,300	*

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 28, 2009	Percent of Class

Sub-share certificates:	Roy Thomas	1,000	*

Sub-share certificates:	David M. Peterson	--	--

Sub-share certificates:	All Trustees and Officers as a Group	78,050.76%

_______________________
*Indicates ownership of less than 1% of the class.

(1)
The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.  The figures set forth in the table represent Sub-share certificates.  On February 28, 2009, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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

Item 14:  Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, L.L.P. (“Lane Gorman Trubitt”) during 2008 and 2007 were furnished at customary rates.  A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2008 and 2007 is set forth below:

Audit Fees.  Lane Gorman Trubitt billed the Trust approximately $73,850 in 2008 and $69,950 in 2007 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2008 and 2007.

Audit-Related Fees.  Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2008 or 2007 not included in “Audit Fees”, above.

Tax Fees.  Lane Gorman Trubitt did not bill the Trust for any tax fees in 2008 or 2007.

Other Fees.  Lane Gorman Trubitt did not bill the Trust any other fees in either 2008 or 2007.

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

NYSE Certification

Roy Thomas, General Agent and Chief Executive Officer, has certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s Listed Company Manual, that he is unaware of any violation by us of the NYSE’s corporate governance listing standards.

PART IV

Item 15:  Exhibits and Financial Statement Schedules.

(a)           Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-19 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2008 and 2007

Statements of Income – Years Ended December 31, 2008, 2007 and 2006

Statements of Net Proceeds from All Sources – Years Ended December 31, 2008, 2007 and 2006

Statements of Cash Flows – Years Ended December 31, 2008, 2007 and 2006

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)           Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2009.

TEXAS PACIFIC LAND TRUST
By:	/s/ Roy Thomas
Roy Thomas General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2009.

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

Item 15(a):  Financial Statements.

Table of Contents

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders
Texas Pacific Land Trust

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2008 and 2007 and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Lane Gorman Trubitt, L.L.P.

Dallas, Texas
February 26, 2009

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007

Cash and cash equivalents	$9,654,379	$10,153,202
Accrued receivables	1,172,281	1,540,341
Other assets	79,986	82,373
Prepaid Federal income taxes	982,350	62,914
Notes receivable for land sales ($1,263,871 due in 2009 and
$1,339,550 due in 2008) (note 2)	17,656,227	19,625,622
Water wells, leasehold improvements, furniture, and equipment –
at cost less accumulated depreciation	78,307	108,731
Real estate acquired (notes 2 and 4)	1,161,504	1,083,552
Real estate and royalty interests assigned through
the 1888 Declaration of Trust, no value assigned (note 2):
Land (surface rights) situated in twenty counties in Texas –
952,455 acres in 2008 and 954,660 acres in 2007	—	—
Town lots in Loraine and Morita, Texas – 541 lots in 2008
and 628 lots in Iatan, Loraine and Morita, Texas in 2007	—	—
1/16 nonparticipating perpetual royalty interest in
386,987.70 acres	—	—
1/128 nonparticipating perpetual royalty interest in
85,413.60 acres	—	—
Total assets	$30,785,034	$32,656,735

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$786,848	$1,142,444
Other taxes payable	201,863	75,100
Unearned revenue (note 2)	438,374	413,811
Deferred taxes (note 6)	5,141,275	5,964,844
Pension plan liability	692,002	170,997
Total liabilities	7,260,362	7,767,196
Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each;
Outstanding 0 Certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 10,206,146 Sub-shares
in 2008 and 10,488,375 Sub-shares in 2007	—	—
Other comprehensive income (loss)	(629,075)	(257,842)
Net proceeds from all sources	24,153,747	25,147,381
Total capital	23,524,672	24,889,539
Total liabilities and capital	$30,785,034	$32,656,735

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Income:
Oil and gas royalties	$13,694,843	$10,022,709	$8,773,512
Grazing lease rentals	482,193	479,908	484,759
Land sales Interest income from notes receivable	823,440	1,932,664	8,201,447
	1,361,364	1,464,249	1,349,909
Easements and sundry income	2,934,426	1,565,581	3,651,571
	19,296,266	15,465,111	22,461,198
Expenses:
Taxes, other than income taxes	898,619	702,391	659,305
Salaries and related employee benefits	890,077	890,843	892,372
General expense, supplies, and travel	572,947	579,690	555,367
Basis in real estate sold	—	693,455	3,374,023
Legal and professional fees	1,313,600	1,047,019	617,266
Depreciation	36,803	35,999	37,134
Trustees’ compensation	8,000	8,000	8,000
	3,720,046	3,957,397	6,143,467
Operating income	15,576,220	11,507,714	16,317,731
Interest income earned from investments	228,746	370,000	561,284
Income before income taxes	15,804,966	11,877,714	16,879,015
Income taxes (note 6):
Current	5,488,866	4,114,374	5,527,613
Deferred	(623,673)	(486,348)	(218,460)
	4,865,193	3,628,026	5,309,153
Net income	$10,939,773	$8,249,688	$11,569,862
Net income per Sub-share Certificate	$1.06	$0.78	$1.08

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
Years Ended December 31, 2008, 2007 and 2006

	Sub-share Certificates of Proprietary Interest	Accumulated Other Comprehensive Income (Loss)	Net Proceeds From All Sources	Total

Balances at December 31, 2005	10,792,875	$—	$24,613,670	$24,613,670
Net income	—	—	11,569,862	11,569,862
Provision for unfunded pension status; adopted SFAS No. 158, net of income taxes of $(181,348)	—	(336,788)	—	(336,788)
Total comprehensive income	—	—	—	$11,233,074
Cost of 180,000 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(180,000)	—	(5,534,661)	(5,534,661)
Dividends paid – $.55 per Sub-share Certificate	—	—	(5,872,681)	(5,872,681)
Balances at December 31, 2006	10,612,875	(336,788)	24,776,190	24,439,402
Net income	—	—	8,249,688	8,249,688
Amortization of net actuarial costs and prior service costs, net of income taxes of $11,042	—	20,506	—	20,506
Net actuarial gain on pension plan, net of income taxes of $31,468	—	58,440	—	58,440
Total comprehensive income	—	—	—	$8,328,634
Cost of 124,500 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(124,500)	—	(6,181,717)	(6,181,717)
Dividends paid - $.16 per Sub-share Certificate	—	—	(1,696,780)	(1,696,780)
Balances at December 31, 2007	10,488,375	(257,842)	25,147,381	24,889,539
Net income	—	—	10,939,773	10,939,773
Amortization of net actuarial costs and prior service costs, net of income taxes of $6,426	—	11,936	—	11,936
Net actuarial loss on pension plan, net of income taxes of $(206,322)	—	(383,169)	—	(383,169)
Total comprehensive income	—	—	—	$10,568,540
Cost of 282,229 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(282,229)	—	(10,048,739)	(10,048,739)
Dividends paid - $.18 per Sub-share Certificate	—	—	(1,884,668)	(1,884,668)
Balances at December 31, 2008	10,206,146	$(629,075)	$24,153,747	$23,524,672

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$10,939,773	$8,249,688	$11,569,862
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(823,569)	(443,838)	(399,808)
Depreciation and amortization	36,803	35,999	37,134
Changes in operating assets and liabilities:
Accrued receivables and other assets	370,447	(375,940)	188,628
Prepaid Federal income taxes	(919,436)	(276,694)	442,350
Notes receivable for land sales	1,969,395	1,176,510	(1,718,284)
Real estate acquired	(77,952)	693,455	61,318
Accounts payable, accrued expenses and other liabilities	(54,498)	475,614	186,163
Net cash provided by operating activities	11,440,963	9,534,794	10,367,363
Cash flows from investing activities:
Purchase of fixed assets	(6,379)	(27,272)	(62,828)
Net cash used in investing activities	(6,379)	(27,272)	(62,828)
Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(10,048,739)	(6,181,717)	(5,534,661)
Dividends paid	(1,884,668)	(1,696,780)	(5,872,681)
Net cash used in financing activities	(11,933,407)	(7,878,497)	(11,407,342)
Net increase (decrease) in cash and cash equivalents	(498,823)	1,629,025	(1,102,807)
Cash and cash equivalents, beginning of period	10,153,202	8,524,177	9,626,984
Cash and cash equivalents, end of period	$9,654,379	$10,153,202	$8,524,177

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2008, 2007 and 2006

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

Oil and gas royalties

Oil and gas royalties (royalties) are received in connection with royalty interests owned by the Trust.  Royalties are recognized as revenue when crude oil and gas products are removed from the respective mineral reserve locations.  Royalty payments are generally received one to three months after the crude oil and gas products are removed.  An accrual is included in accrued receivables for amounts not received during the month removed based on historical trends.

The Trust has analyzed public reports of drilling activities by the oil companies with which it has entered into royalty interest leases in an effort to identify unpaid royalties

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

associated with royalty interests owned by the Trust.  Rights to certain royalties believed by the Trust to be due and payable may be subject to dispute with the oil company involved as a result of disagreements with respect to drilling and related engineering information.  Disputed royalties are recorded when these contingencies are resolved.  The Trust received income of $24,080, $288,634, and $4,000 in 2008, 2007 and 2006, respectively, related to past production due to settlements of claims for unpaid oil and gas royalties.

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

Land sales

Income is recognized on land sales during the periods in which such sales are closed and sufficient amounts of cash down payments are received using the full accrual method of gain recognition.  For income tax purposes, land sales are recognized on the installment method.  The sales price of land sales are reflected as income and the cost (basis) of the respective parcels of land are reflected as expenses as these parcels of land are not primarily held as income-producing “operating” properties.

Interest income from notes receivable

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

Sundry income represents sundry (diverse) leasing arrangements to companies in a wide array of industries, including: agricultural, oil and gas, construction, wind power, and other industries.  Lease income is recognized when earned.  These leases generally require fixed annual payments or royalties.  Lease terms generally range from month-to-month arrangements to ten years.  Lease cancellations are allowed.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

Advance lease payments are deferred and amortized over the appropriate accounting period.  Lease payments not paid are included in accrued receivables.

(d)	Statements of Cash Flows

Cash and cash equivalents consist of U. S. Treasury Bills, certificates of deposit, bank deposit and savings accounts. The Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Trust maintains its cash and cash equivalents in large financial institutions.  The Trust monitors the credit quality of these institutions and does not anticipate any losses.

Cash disbursed for income taxes in 2008, 2007 and 2006 was $6,408,302, $4,391,068, and  $5,129,000, respectively.  New loans made by the Trust in connection with land sales amounted to $394,000, $126,800, and $4,834,897 for the years ended December 31, 2008, 2007 and 2006, respectively.

(e)	Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and unpaid interest on notes receivable for land sales.  Accrued receivables are reflected at their net realizable value based on historical royalty and interest receipt information and other factors anticipated to affect valuation.  A valuation allowance is recorded if amounts expected to be received are considered impaired.  No allowance was considered necessary at December 31, 2008 and 2007.

(f)	Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from three to five years.  Accumulated depreciation as of December 31, 2008 and 2007 is $398,528 and $388,503, respectively.

(g)	Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any.  The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust.   Notes receivable bear interest rates ranging from 7.0% to 9.0% as of December 31, 2008 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.2% as of December 31, 2008.  The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2008, 2007 and 2006 were $1,025,354, $51,562, and $1,849,801, respectively. The interest

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value.

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable.  Accounts are considered delinquent thirty days after the contractual due dates.  At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2008 and 2007.

Three customers represented approximately 85% and 83% of notes receivable at December 31, 2008 and 2007, respectively.

The maturities of notes receivable for each of the five years subsequent to December 31, 2008 are:

Year ending December 31,	Amount
2009	$1,263,871
2010	1,345,621
2011	1,400,104
2012	1,495,318
2013	1,573,950
Thereafter	10,577,363
$17,656,227

(h)	Real Estate Acquired

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

(i)	Real Estate and Royalty Interests Assigned Through the 1888 Trust Indenture

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

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (10,354,408 in 2008, 10,536,367 in 2007, and 10,695,644 in 2006).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The liability for unrecognized tax benefits is zero at December 31, 2008 and 2007.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

(l)	Recent Accounting Pronouncements

SFAS No. 157 – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  This statement applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions.

SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities, generally, in fiscal years beginning after November 15, 2008.  The Trust does not currently have any assets or liabilities that are required to be measured at fair value.  As such, SFAS No. 157 did not effect any measurement or disclosure items in these financial statements.

SFAS No. 159 – In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  SFAS No. 159 is effective for periods beginning after November 15, 2007 and permits companies to choose to record certain assets and liabilities at fair value, and record the related unrealized gains or losses.  The Trust currently has no financial assets or liabilities that are included in the scope of SFAS No. 159 that the Trust has chosen to measure at fair value.  Therefore, this statement did not have any effect on these financial statements.

No other effective or pending accounting pronouncements are expected to affect the Trust.

(m)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under accounting principles generally accepted in the United States of America, are excluded from net income.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

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

(4)	Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2008 and 2007:

	2008		2007
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,153.23	$1,083,552	10,564.57	$1,777,007
Additions	640.00	77,952	—	—
Sales	—	—	(411.34)	(693,455)
Balance at December 31:	10,793.23	$1,161,504	10,153.23	$1,083,552

No valuation allowance was necessary at December 31, 2008 and 2007.

(5)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service.  Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $42,351, $41,631, and $40,334 in 2008, 2007, and 2006, respectively.

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2008 and 2007 using a measurement date of December 31:

	2008	2007
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$2,594,903	$2,476,108
Service cost	90,497	87,351
Interest cost	157,328	144,896
Actuarial gain	(34,039)	(15,803)
Benefits paid	(93,229)	(97,649)
Projected benefit obligation at end of year	$2,715,460	$2,594,903

Change in plan assets:
Fair value of plan assets at beginning of year	$2,423,906	$2,197,017
Actual return on plan assets	(457,219)	224,538
Contributions by employer	150,000	100,000
Benefits paid	(93,229)	(97,649)
Fair value of plan assets at end of year	$2,023,458	$2,423,906
Unfunded status at end of year	$(692,002)	$(170,997)

The accumulated benefit obligation of the Plan was $2,179,580 and $2,045,243 as of December 31, 2008 and 2007, respectively.

Amounts recognized in the balance sheets as of December 31 consist of:

	2008	2007
Assets	$—	$—
Liabilities	(692,002)	(170,997)
	$(692,002)	$(170,997)

Amounts recognized in accumulated other comprehensive income (loss) consist of the following at December 31:

	2008	2007
Net actuarial loss	$911,223	$326,037
Prior service cost	56,586	70,643
Amounts recognized in accumulated other comprehensive income (loss), before taxes	967,809	396,680
Income taxes	(338,734)	(138,838)
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$629,075	$257,842

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

Net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 include the following components:

	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$90,497	$87,351	$87,193
Interest cost	157,328	144,896	137,124
Expected return on plan assets	(166,311)	(150,433)	(138,423)
Amortization of unrecognized gains	4,305	17,492	26,363
Amortization of prior service cost	14,057	14,056	14,056
Net periodic benefit cost	$99,876	$113,362	$126,313

The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $68,931 and $14,057, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

Year ending December 31,	Amount
2009	$97,900
2010	98,262
2011	121,944
2012	190,456
2013	187,484
2014 to 2018	1,116,349

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

	2008	2007	2006
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.25%	6.25%	6.00%
Rate of compensation increase	7.29	7.29	7.29

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	6.25%	6.00%	5.75%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

The Plan’s asset allocations at December 31, 2008 and 2007 by asset category are as follows:

	Percentage of Plan
	Assets at December 31,
	2008	2007
Asset Category
Equity securities	0%	43%
Debt securities	39	51
Other (cash)	61	6
Total	100%	100%

The Plan has a formal investment policy statement. The Plan’s investment objective is balanced income, with a moderate risk tolerance. Generally, this objective has emphasized current income through a 60% to 80% allocation to fixed income securities, complemented by a secondary consideration for capital appreciation through an equity allocation in the range of 20% to 40%.  Due to market conditions experienced in 2008, however, the Trust has temporarily reallocated the asset mix away from equities to minimize losses.  Diversification is achieved through investment in mutual funds and bonds. The asset allocation is reviewed annually with respect to the target allocations and rebalancing adjustments and/or target allocation changes are made as appropriate. The Trust’s current funding policy is to maintain the Plan’s fully funded status on an ERISA minimum funding basis.

The expected return on plan assets assumption of 7.0% was selected by the Trust based on historical real rates of return for the current asset mix and an assumption with respect to future inflation. The rate was determined based on a long-term allocation of about two-thirds fixed income and one-third equity securities; historical real rates of return of about

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

2.5% and 8.5% for fixed income and equity securities, respectively; and assuming a long-term inflation rate of 2.5%.

Management intends to fund the minimum ERISA amount for 2009.  The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

(6)	Income Taxes

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

	2008	2007	2006
Computed tax expense at the statutory rate	$5,373,688	$4,038,423	$5,738,865
Reduction in income taxes resulting from:
Statutory depletion	(720,714)	(541,150)	(477,969)
State taxes	267,302	—	—
Other, net	(55,083)	130,753	48,257
	$4,865,193	$3,628,026	$5,309,153

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Basis difference in pension plan liability	$235,281	$59,849
Total deferred tax assets	235,281	59,849
Basis differences in real estate acquired through foreclosure	226,378	226,378
Deferred installment revenue on land sales for tax purposes	5,150,178	5,798,315
Total deferred tax liability	5,376,556	6,024,693
Net deferred tax liability	$5,141,275	$5,964,844

The Texas Franchise Tax was modified during 2007.  The Trust had not previously been liable for the Texas Franchise Tax.  The Trust began filing and paying the Texas Franchise Tax in 2008.

The Trust files a United States Federal income tax return.  With few exceptions, the Trust is no longer subject to U.S. Federal income tax examination by tax authorities for years before 2005.

(7)	Lease Commitments

The Trust is a lessee under an operating lease in connection with its administrative offices located in Dallas, Texas.  This lease agreement requires monthly rent of approximately

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

$5,867 and expires in October 2014.  Future minimum lease payments were as follows at December 31, 2008:

Year ending December 31,	Amount
2009	$70,400
2010	70,400
2011	70,400
2012	70,400
2013	70,400
Thereafter	58,667
$410,667

Rent expense amounted to $60,253, $53,226, and $50,142 for the years ended December 31, 2008, 2007, and 2006, respectively.

(8)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2008 and 2007.

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2008, 2007 and 2006

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2008, 2007 and 2006, respectively: oil (in barrels) – 99,287, 107,969, and  94,557, and gas (in thousands of cubic feet) – 434,382, 387,693, and 477,343. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

(10)	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2008 and 2007:

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
Income	$3,019,609	$6,034,178	$5,435,698	$5,035,527
Income before income taxes	$1,939,986	$5,131,670	$4,554,350	$4,178,960
Net income	$1,197,880	$3,593,514	$3,217,622	$2,930,757
Net income per Sub-share Certificate	$0.12	$0.35	$0.31	$0.28

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
Income	$4,204,382	$5,084,832	$3,581,661	$2,964,236
Income before income taxes	$3,187,938	$3,658,544	$2,814,070	$2,217,162
Net income	$2,170,989	$2,535,135	$1,972,951	$1,570,613
Net income per Sub-share Certificate	$0.21	$0.24	$0.19	$0.15

INDEX OF EXHIBITS

Exhibit Number	Description

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