Form 10-Q
period 2009-03-31
TEXAS PACIFIC LAND TRUST
filed 2009-05-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________

FORM 10-Q

_____________________

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐        No  ☒

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include statements regarding the Trust’s  future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters.  All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law.  All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I  of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	March 31,	December 31,
Assets	2009	2008
	(Unaudited)

Cash and cash equivalents	$7,457,091	$9,654,379
Accrued receivables	976,175	1,172,281
Other assets	55,990	79,986
Prepaid income taxes	558,633	982,350
Notes receivable for land sales	17,428,226	17,656,227
Water wells, leasehold improvements, furniture, and equipment
- at cost less accumulated depreciation	92,793	78,307
Real estate acquired:
(10,793 acres at March 31, 2009 and December 31, 2008)	1,161,504	1,161,504
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in
Texas – 952,455 acres in 2009 and 2008	–	–

Town lots in Loraine and Morita – 541 lots in 2009 and 2008	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2009 and 2008	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2009 and 2008	–	–
	$27,730,412	$30,785,034

Liabilities and Capital

Accounts payable and accrued expenses	$700,698	$786,848
Other taxes payable	217,062	201,863
Unearned revenues	438,374	438,374
Deferred taxes	5,176,369	5,141,275
Pension plan liability	712,381	692,002
Total liabilities	7,244,884	7,260,362

Capital:
Certificates of Proprietary Interest, par value $100
each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.03 1/3 each; outstanding:
10,124,346 Sub-shares in 2009 and 10,206,146 Sub-shares in 2008	–	–
Other comprehensive income (loss)	(615,590)	(629,075)
Net proceeds from all sources	21,101,118	24,153,747
Total capital	20,485,528	23,524,672
	$27,730,412	$30,785,034

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Income:
Rentals, royalties and sundry income	$1,536,559	$4,155,899
Land sales	--	447,040
Interest income from notes receivable	312,419	351,999
	1,848,978	4,954,938
Expenses:
Taxes, other than income taxes	109,618	216,790
General and administrative expenses	542,929	639,777
	652,547	856,567
Operating income	1,196,431	4,098,371
Interest income earned from investments	17,099	80,589

Income before income taxes	1,213,530	4,178,960
Income taxes	451,378	1,248,203
Net income	$762,152	$2,930,757

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	10,177,844	10,476,308

Basic and dilutive earnings per sub-share certificate	$.07	$.28

Cash dividends per sub-share certificate	$.19	$.18

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$762,152	$2,930,757
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	35,094	17,503
Depreciation and amortization	6,000	7,800
Changes in operating assets and liabilities:
Accrued receivables and other assets	220,102	(485,089)
Real estate acquired	–	(77,952)
Notes receivable for land sales	228,001	(46,911)
Accounts payable, accrued expenses
and other liabilities	(37,087)	98,817
Prepaid income taxes	423,717	1,232,515
Net cash provided by operating activities	1,637,979	3,677,440

Cash flows from investing activities:
Purchase of fixed assets	(20,485)	(17,133)
Net cash used in investing activities	(20,485)	(17,133)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of
Proprietary Interest	(1,884,338)	(1,103,181)
Dividends paid	(1,930,444)	(1,884,668)
Net cash used in financing activities	(3,814,782)	(2,987,849)

Net increase (decrease) in cash and cash
equivalents	(2,197,288)	672,458

Cash and cash equivalents, beginning of period	9,654,379	10,153,202

Cash and cash equivalents, end of period	$7,457,091	$10,825,660

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes To Unaudited Financial Statements

March 31, 2009

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2009 and the results of its operations for the three month periods ended March 31, 2009 and 2008, respectively, and its cash flows for the three month periods ended March 31, 2009 and 2008, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2008 and 2007 and for each of the years in the three year period ended December 31, 2008 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

(6)
The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts, certificates of deposit and U. S. Treasury bills with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008

Income taxes paid	$–	$–

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report.  Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance.  Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

Earnings per sub-share were $.07 for the first quarter of 2009 compared to $.28 for the first quarter of 2008.  Total operating and investing revenues for the first quarter of 2009 were $1,866,077 compared to $5,035,527 for the first quarter of 2008, a decrease of 62.9%.  This significant decrease in revenue and earnings was due primarily to decreases in oil and gas royalty revenue and, to a much lesser extent, to decreases in land sales and easement and sundry income.

In the first quarter of 2009 the Trust had no land sales compared to land sales of $447,040 in the first quarter of 2008.

Rentals, royalties and sundry income were $1,536,559 during the first quarter of 2009, compared to $4,155,899 during the first quarter of 2008, a decrease of 63.0%.  This decrease resulted primarily from decreases in oil and gas royalty income and, to a much lesser extent, decreases in easement and sundry income.

Oil and gas royalty revenue was $1,192,739 for the first quarter of 2009, compared to $3,270,839 for the first quarter of 2008, a decrease of 63.5%.  Oil royalty revenue was $811,951 for the first quarter of 2009, a decrease of 65.9% from the first quarter of 2008.  This decrease was due to declines in both price and volume.  The average price per royalty barrel of crude oil during the first quarter of 2009 was 57.5% lower than the average price prevailing during the first quarter of 2008.  In addition, crude oil production subject to the Trust’s royalty interest decreased 19.6% in first quarter of 2009 compared to the first quarter of 2008.  Gas royalty revenue was $380,788 for the first quarter of 2009, a decrease of 57.3% from the first quarter of 2008 when gas royalty income was $892,120.  This decrease in gas royalty income is attributable to a volume decrease of 28.1% and a price decrease of 40.6% in the 2009 first quarter compared to the first quarter of 2008.

Easement and sundry income was $254,331 for the first quarter of 2009, a decrease of 68.0% compared to the first quarter of 2008.  This decrease is primarily due to decreases in easement and damage revenue.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $329,518 for the first quarter of 2009, a decrease of 23.8% from the first quarter of 2008.  Interest on notes receivable was $312,419 for the first quarter of 2009, a decrease of 11.2% compared to the first quarter of 2008.  As of March 31, 2009 notes receivable for land sales were $17,428,226 compared to $19,672,533 at March 31, 2008.  Sundry interest was $17,099 for the first quarter of 2009 compared to $80,589 for the first quarter of 2008, a decrease of

78.8%.  Sundry interest is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, decreased 49.4% for the first quarter of 2009 compared to the first quarter of 2008.  The decrease is primarily due to the decrease in oil and gas production taxes which resulted from the decrease in oil and gas royalty revenue discussed above.

General and administrative expenses for the first quarter of 2009 were down 15.1% compared to the first quarter of 2008.  This decrease was primarily due to a decrease in legal expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2008.

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

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2009, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2009	16,039	$26.35	–	–
February 1, through February 28, 2009	29,873	$23.63	–	–
March 1, through March 31, 2009	35,888	$21.06	–	–
Total	81,800*	$23.04	–	–

*  The Trust purchased and retired 81,800 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)
Date: May 7, 2009	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 7, 2009	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.