Form 10-Q
period 2009-06-30
TEXAS PACIFIC LAND TRUST
filed 2009-08-06
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	June 30,	December 31,
Assets	2009	2008
	(Unaudited)

Cash and cash equivalents	$8,442,221	$9,654,379
Accrued receivables	1,556,746	1,172,281
Other assets	31,994	79,986
Prepaid income taxes	–	982,350
Notes receivable for land sales	17,021,998	17,656,227
Water wells, leasehold improvements, furniture and equipment
– at cost less accumulated depreciation	86,792	78,307
Real estate acquired:
(10,793 acres at June 30, 2009 and December 31, 2008)	1,161,504	1,161,504
Real estate and royalty interests assigned through the 1888
Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in
Texas – 951,760 acres in 2009 and 952,455 acres in 2008	–	–

Town lots in Loraine and Morita – 541 lots in 2009 and 2008	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2009 and 2008	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2009 and 2008	–	–
	$28,301,255	$30,785,034
Liabilities and Capital
Accounts payable and accrued expenses	$537,019	$786,848
Income taxes payable	612,441	–
Other taxes payable Unearned revenues	124,083	201,863
	438,374	438,374
Deferred taxes	5,072,459	5,141,275
Pension plan liability	732,759	692,002
Total liabilities	7,517,135	7,260,362
Capital:
Certificates of Proprietary Interest, par value $100
each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.03 1/3 each; outstanding:
10,053,069 Sub-shares in 2009 and 10,206,146 Sub-shares in 2008	–	–
Other comprehensive income (loss)	(602,104)	(629,075)
Net proceeds from all sources	21,386,224	24,153,747
Total capital	20,784,120	23,524,672
	$28,301,255	$30,785,034

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income:
Rentals, royalties and sundry income	$3,411,120	$4,811,644	$4,947,679	$8,967,543
Land sales	523,010	192,000	523,010	639,040
Interest income from notes receivable	308,694	349,319	621,113	701,318
	4,242,824	5,352,963	6,091,802	10,307,901

Expenses:
Taxes, other than income taxes	162,055	257,104	271,673	473,894
General and administrative expenses	589,081	430,084	1,132,010	1,069,861
	751,136	687,188	1,403,683	1,543,755
Operating income	3,491,688	4,665,775	4,688,119	8,764,146
Interest income earned from investments	17,063	82,735	34,162	163,324

Income before income taxes	3,508,751	4,748,510	4,722,281	8,927,470
Income taxes	1,079,902	1,530,888	1,531,280	2,779,091
Net income	$2,428,849	$3,217,622	$3,191,001	$6,148,379

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	10,092,773	10,432,250	10,120,410	10,447,546

Basic and dilutive earnings per sub-share certificate	$.24	$.31	$.32	$.59

Cash dividends per sub-share certificate	$–	$–	$.19	$.18

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,191,001	$6,148,379
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(68,816)	(153,337)
Depreciation and amortization	12,000	15,600
Changes in operating assets and liabilities:
Accrued receivables and other assets	(336,473)	(808,996)
Real estate acquired	–	(77,952)
Notes receivable for land sales	634,229	474,341
Accounts payable, accrued expenses
and other liabilities	(259,881)	(498,034)
Prepaid income taxes	1,594,791	176,898
Net cash provided by operating activities	4,766,851	5,276,899

Cash flows from investing activities:
Purchase of fixed assets	(20,485)	(20,846)
Net cash used in investing activities	(20,485)	(20,846)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of
Proprietary Interest	(4,028,080)	(4,130,587)
Dividends paid	(1,930,444)	(1,884,668)
Net cash used in financing activities	(5,958,524)	(6,015,255)

Net decrease in cash and cash
equivalents	(1,212,158)	(759,202)

Cash and cash equivalents, beginning of period	9,654,379	10,153,202

Cash and cash equivalents, end of period	$8,442,221	$9,394,000

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2009

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2009 and the results of its operations for the three month and six month periods ended June 30, 2009 and 2008, respectively, and its cash flows for the six month periods ended June 30, 2009 and 2008, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2008 and 2007 and for each of the years in the three year period ended December 31, 2008 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

(4)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(5)	The results of operations for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

(6)
The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts, certificates of deposit, and U. S. Treasury bills with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2009 and 2008 is summarized as follows:

	2009	2008
Income taxes paid	$169,441	$2,565,000

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

(8)	Certain 2008 amounts have been reclassified to conform to the 2009 presentation in the Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

Earnings per sub-share certificate were $.24 for the second quarter of 2009, compared to $.31 for the second quarter of 2008.  Total operating and investing revenues were $4,259,887 for the second quarter of 2009 compared to $5,435,698 for the second quarter of 2008, a decrease of 21.6%.  This decrease in revenue and earnings was due primarily to a decrease in oil and gas royalty income and, to a much lesser extent, a decrease in interest income, which were partially offset by increases in easement and sundry income and land sales.

Land sales during the second quarter of 2009 totaled $523,010, representing the sale of 695 acres at an average price of approximately $753 per acre, compared to $192,000 during the second quarter of 2008, representing the sale of 640 acres at an average price of $300 per acre.

Rentals, royalties and sundry income were $3,411,120 for the second quarter of 2009, compared to $4,811,644 for the second quarter of 2008, a decrease of 29.1%.  This decrease resulted from a decrease in oil and gas royalty income, which was partially offset by an increase in sundry income.

Oil and gas royalty revenue was $2,262,244 for the second quarter of 2009, compared to $4,097,109 for the second quarter of 2008, a decrease of 44.8%.  Oil royalty revenue was $1,791,631 for the second quarter of 2009, a decrease of 43.0% from the second quarter of 2008.  Crude oil production  subject to the Trust’s royalty interest increased 33.2% for the second quarter of 2009 compared to the second quarter of 2008, but this increase in volume was more than offset by a 57.2% decrease in the average price per royalty barrel received during the 2009 quarter compared to 2008.  Gas royalty revenue was $470,613 for the second quarter of 2009, a decrease of 50.7% from the second quarter of 2008.  This decrease in gas royalty revenue resulted from a 57.7% decrease in the average price of gas sold, which more than offset a 16.7% increase in the volume of gas produced.

Easement and sundry income was $964,394 for the second quarter of 2009 compared to $531,294 during the second quarter of 2008, an increase of 81.5%.  This increase is primarily due to an increase in sundry income due to a damage settlement with a large oil company and an increase in easement income.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $325,757 for the second quarter of 2009, compared to $432,054 for the second quarter of 2008, a decrease of 24.6%.  Interest on notes receivable for the second quarter of 2009 was $308,694, a decrease of 11.6% compared to the second quarter of 2008.  As of June 30, 2009, notes receivable for land sales were $17,021,998 compared to $19,151,281 at June 30, 2008, a decrease of 11.1%.  Sundry interest was $17,063 for the second quarter of 2009, a decrease of 79.4% from the second quarter of 2008.  Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than income taxes decreased 37.0% for the second quarter of 2009 compared to the second quarter of 2008.  This decrease is attributable to a decrease in oil and gas production taxes which resulted from the decrease in oil and gas revenue discussed above.

General and administrative expenses for the second quarter of 2009 were $589,081, compared to $430,084 during the second quarter of 2008, an increase of 37.0%.  This increase was largely due to an increase in legal fees.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Earnings per sub-share certificate were $.32 for the first six months of 2009, compared to $.59 for the first six months of 2008.  Total operating and investing revenues were $6,125,964 for the first six months of 2009 compared to $10,471,225 for the first six months of 2008, a decrease of 41.5%.  This decrease in revenue and earnings was primarily due to decreases in oil and gas royalty income and, to a lesser extent, decreases in interest income, land sales and sundry income during the first six months of 2009 compared to the first six months of 2008.

Land sales during the first six months of 2009 totaled $523,010, representing the sale of 695 acres at an average price of approximately $753 per acre, compared to $639,040 during the first six months of 2008, representing the sale of approximately 1,758 acres at an average price of approximately $364 per acre.

Rentals, royalties, and sundry income were $4,947,679 for the first six months of 2009 compared to $8,967,543 for the first six months of 2008, a decrease of 44.8%.  This decrease resulted primarily from a decrease in oil and gas royalty income and, to a much lesser extent, a decrease in sundry income.

Oil and gas royalty revenue was $3,454,983 for the first six months of 2009 compared to $7,367,948 for the first six months of 2008, a decrease of 53.1%.  Oil royalty revenue was $2,603,581 for the first six months of 2009, a decrease of 52.8% from the first six months of 2008.  Crude oil production subject to the Trust’s royalty interest increased 10.7% for the first six months of 2009 compared to the first six months of 2008, but this increase in volume was more than offset by a 57.4% decrease in the average price per royalty barrel received during the first six months of 2009 compared to the first six months of 2008.  Gas royalty revenue was $851,402 for the first six months of 2009, a decrease of 53.9% from the first six months of 2008.  This decrease in gas royalty revenue resulted from a decrease of 20.7% in the volume of gas produced and a decrease of 41.9% in the average price of gas sold in the 2009 period.

Easement and sundry income was $1,218,725 for the first six months of 2009 compared to $1,327,242 for the first six months of 2008, a decrease of 8.2%.  This category of income is unpredictable and may vary significantly from period to period.

Interest income, including interest on investments, was $655,275 for the first six months of 2009 compared to $864,642 for the first six months of 2008, a decrease of 24.2%.  Interest on notes receivable for the first six months of 2009 was $621,113, a decrease of 11.4% from the comparable period of 2008.  As of June 30, 2009, notes receivable from land sales were $17,021,998 compared to $19,151,281 at June 30, 2008, a decrease of 11.1%.  Sundry interest was $34,162 for the first six months of 2009, a decrease of 79.1% from the 2008 period.  Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than income taxes decreased 42.7% for the first six months of 2009 compared to the first six months of 2008.  This decrease is attributable to a decrease in oil and gas production taxes which resulted from the decrease in oil and gas revenue discussed, above.

General and administrative expenses for the first six months of 2009 were up 5.8% compared to the first six months of 2008 due primarily to an increase in legal fees and, to a lesser extent, an increase in pension plan expense.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the second quarter of 2009, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2009	24,764	$27.18	–	–
May 1, through May 31, 2009	21,872	$29.89	–	–
June 1, through June 30, 2009	24,641	$33.15	–	–
Total	71,277*	$30.08	–	–

*  The Trust purchased and retired 71,277 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: August 6, 2009	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: August 6, 2009	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.