Form 10-Q
period 2009-09-30
TEXAS PACIFIC LAND TRUST
filed 2009-11-05
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements
TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	September 30,	December 31,
Assets	2009	2008
	(Unaudited)

Cash and cash equivalents	$7,531,495	$9,654,379
Accrued receivables	1,589,871	1,172,281
Other assets	7,999	79,986
Prepaid income taxes	53,273	982,350
Notes receivable for land sales	16,678,145	17,656,227
Water wells, leasehold improvements, furniture and equipment
– at cost less accumulated depreciation	80,792	78,307
Real estate acquired:
(10,793 acres at September 30, 2009 and December 31, 2008)	1,161,504	1,161,504
Real estate and royalty interests assigned through the 1888
Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in
Texas – 951,760 acres in 2009 and 952,455 acres in 2008	–	–

Town lots in Loraine and Morita – 541 lots in 2009 and 2008	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2009 and 2008	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2009 and 2008	–	–
	$27,103,079	$30,785,034
Liabilities and Capital
Accounts payable and accrued expenses	$493,461	$786,848
Other taxes payable Unearned revenues	154,083	201,863
	438,374	438,374
Deferred taxes	4,963,139	5,141,275
Pension plan liability	753,137	692,002
Total liabilities	6,802,194	7,260,362
Capital:
Certificates of Proprietary Interest, par value $100
each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.03 1/3 each; outstanding:
9,978,587 Sub-shares in 2009 and 10,206,146 Sub-shares in 2008	–	–
Other comprehensive income (loss)	(588,619)	(629,075)
Net proceeds from all sources	20,889,504	24,153,747
Total capital	20,300,885	23,524,672
	$27,103,079	$30,785,034

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income:
Rentals, royalties and sundry income	$3,055,608	$5,469,108	$8,003,287	$14,436,651
Land sales	--	184,400	523,010	823,440
Interest income from notes receivable	302,656	339,415	923,769	1,040,733
	3,358,264	5,992,923	9,450,066	16,300,824

Expenses:
Taxes, other than income taxes	157,203	286,161	428,876	760,055
General and administrative expenses	406,512	587,937	1,538,522	1,657,798
	563,715	874,098	1,967,398	2,417,853
Operating income	2,794,549	5,118,825	7,482,668	13,882,971
Interest income earned from investments	11,855	41,255	46,017	204,579

Income before income taxes	2,806,404	5,160,080	7,528,685	14,087,550
Income taxes	852,704	1,566,566	2,383,984	4,345,657
Net income	$1,953,700	$3,593,514	$5,144,701	$9,741,893

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	10,019,767	10,367,017	10,070,246	10,406,889

Basic and dilutive earnings per sub-share certificate	$.19	$.35	$.51	$.94

Cash dividends per sub-share certificate	$–	$–	$.19	$.18

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,144,701	$9,741,893
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(178,136)	(504,329)
Depreciation and amortization	18,000	23,400
Changes in operating assets and liabilities:
Accrued receivables and other assets	(345,603)	(1,025,805)
Real estate acquired	–	(77,952)
Notes receivable for land sales	978,082	1,526,813
Accounts payable, accrued expenses
and other liabilities	(239,576)	(370,026)
Prepaid income taxes	929,077	407,861
Net cash provided by operating activities	6,306,545	9,721,855

Cash flows from investing activities:
Purchase of fixed assets	(20,485)	(25,677)
Net cash used in investing activities	(20,485)	(25,677)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of
Proprietary Interest	(6,478,500)	(7,000,410)
Dividends paid	(1,930,444)	(1,884,668)
Net cash used in financing activities	(8,408,944)	(8,885,078)

Net (decrease) increase in cash and cash
equivalents	(2,122,884)	811,100

Cash and cash equivalents, beginning of period	9,654,379	10,153,202

Cash and cash equivalents, end of period	$7,531,495	$10,964,302

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2009 and the results of its operations for the three month and nine month periods ended September 30, 2009 and 2008, respectively, and its cash flows for the nine month periods ended September 30, 2009 and 2008, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2008 and 2007 and for each of the years in the three year period ended December 31, 2008 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

(2)
On September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ System (“ASC” or the “Codification”) became the official authoritative source of nongovernmental accounting principles generally accepted in the United States of America (“GAAP”).  Rules and interpretations of the U.S. Securities and Exchange Commission (the “SEC”) also remain sources of GAAP for us.  The Codification does not change GAAP; instead it introduces a structure arranged within Topics, Subtopics, Sections and Paragraphs.  Codification Sections which include the actual guidelines are based on the nature of the content (e.g., scope, recognition, measurement, etc.) and are standardized throughout the Codification.  New authoritative GAAP will be communicated via an “Accounting Standards Update” (an “ASU”), a new FASB document.  References to legacy GAAP citations (e.g., SFAS, EITF, FIN, etc.) now refer to the Codification topic numbers.  There was no change to our consolidated financial statements upon adoption.

(3)
We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event.  We evaluated subsequent events through October 28, 2009, the date we issued these financial statements.

(4)
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

(5)
The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.

(6)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(7)	The results of operations for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

(8)	The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts, certificates of deposit, and U. S. Treasury bills with maturities of ninety days or less.

Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2009 and 2008 is summarized as follows:

	2009	2008

Income taxes paid	$1,804,441	$4,225,000

(9)
ASC 280, “Segment Reporting,”  establishes standards for the way public business enterprises are to report information about operating segments.  In accordance with ASC 280, the Trust utilizes the management approach as a basis for identifying reportable segments.  The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.  The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888.  The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements.  Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

(10)	Certain 2008 amounts have been reclassified to conform to the 2009 presentation in the Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

Earnings per sub-share certificate were $.19 for the third quarter of 2009 compared to $.35 for the third quarter of 2008.  Total operating and investing revenues were $3,370,119 for the third quarter of 2009 compared to $6,034,178 for the third quarter of 2008, a decrease of 44.1%.  This decrease in revenue was due primarily to decreases in oil and gas royalties and, to a much lesser extent, land sales and interest income.

No land sales occurred during the third quarter of 2009.  Land sales totaled $184,400 during the third quarter of 2008, representing the sale of 447 acres and 87 town lots at an average price of $400 per acre.

Rentals, royalties and sundry income were $3,055,608 for the third quarter of 2009 compared to $5,469,108 for the third quarter of 2008, a decrease of 44.1%.  This decrease resulted primarily from a decrease in oil and gas income which was partially offset by an increase in sundry income.

Oil and gas royalty revenue was $2,254,192 for the third quarter of 2009 compared to $4,656,168 for the third quarter of 2008, a decrease of 51.6%.  Oil royalty revenue was $1,827,856 for the third quarter of 2009, a decrease of 47.5% from the third quarter of 2008.  Crude oil production subject to the Trust’s royalty interest increased 5.6% in the third quarter of 2009, but this increase in volume was more than offset by a 50.3% decrease in the average price per royalty barrel received during the 2009 third quarter compared to the 2008 third quarter.  Gas royalty revenue was $426,336 for the third quarter of 2009, a decrease of 63.7% from the third quarter of 2008.  This decrease resulted from a decrease of 2.2% in the volume of gas produced and a 62.9% decrease in the average price of gas sold.

Easement and sundry income was $688,450 for the third quarter of 2009, a decrease of 2.1% from the third quarter of 2008.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $314,511 for the third quarter of 2009 compared to $380,670 for the third quarter of 2008, a decrease of 17.4%.  Interest income is comprised of interest on notes receivable from land sales and sundry interest from short-term investments of cash on hand.  Interest on notes receivable was $302,656 for the third quarter of 2009 compared to $339,415 for the third quarter of 2008, a decrease of 10.8%.  As of September 30, 2009 notes receivable for land sales were  $16,678,145 compared to $18,098,809 at September 30, 2008, a decrease of 7.8%.  Sundry interest was $11,855 for the third quarter of 2009 compared to $41,255 for the third quarter of 2008, a decrease of 71.3%.  Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than income taxes decreased 45.1% for the third quarter of 2009 compared to the third quarter of 2008.  This decrease is attributable to a decrease in oil and gas production taxes which resulted from the decrease in oil and gas revenue discussed above.

General and administrative expenses for the third quarter of 2009 were $406,512 compared to $587,937 during the third quarter of 2008, a decrease of 30.9%.  This decrease in expenses is due primarily to a decrease in legal expenses.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Earnings per sub-share certificate were $.51 for the first nine months of 2009 compared to $.94 for the first nine months of 2008.  Total operating and investing revenues were $9,496,083 for the first nine months of 2009 compared to $16,505,403 for the first nine months of 2008, a decrease of 42.5%.  This decrease in revenue and earnings was due primarily to decreases in oil and gas royalty revenue and, to a lesser extent, declines in land sales, interest income and sundry income during the first nine months of 2009 compared to the first nine months of 2008.

Land sales totaled $523,010 for the first nine months of 2009, representing the sale of 695 acres at an average price of approximately $753 per acre.  In the comparable period of 2008, land sales totaled $823,440, representing the sale of 2,205 acres and 87 town lots at an average price of approximately $371 per acre.

Rentals, royalties, and sundry income were $8,003,287 for the first nine months of 2009 compared to $14,436,651 for the first nine months of 2008, a decrease of 44.6%.  This decrease resulted primarily from decreases in oil and gas royalty income and, to a much lesser extent, sundry income.

Oil and gas royalty revenue was $5,709,175 for the first nine months of 2009 compared to $12,024,116 for the first nine months of 2008, a decrease of 52.5%.  Oil royalty revenue was $4,431,438 for the first nine months of 2009, a decrease of 50.8% from the first nine months of 2008.  Crude oil production subject to the Trust’s royalty interest increased 9.0% for the first nine months of 2009 compared to the first nine months of 2008, but this  increase in volume was more than offset by a 54.9% decrease in the average price per royalty barrel received during the first nine months of 2009 compared to the first nine months of 2008.  Gas royalty revenue was $1,277,737 for the first nine months of 2009, a decrease of 57.7% from the first nine months of 2008.  This decrease in gas royalty revenue resulted from a decrease of 17.4% in the volume of gas produced and a 48.8% decrease in the average price of gas sold during the first nine months of 2009 compared to the first nine months of 2008.

Easement and sundry income was $1,907,175 for the first nine months of 2009 compared to $2,030,290 for the first nine months of 2008, a decrease of 6.1%.  This category of income is unpredictable and may vary significantly from period to period.

Interest income, including interest on investments, was $969,786 for the first nine months of 2009 compared to $1,245,312 for the first nine months of 2008, a decrease of 22.1%.  Interest income is comprised of interest on notes receivable from land sales and sundry interest from short-term investments of cash on hand.  Interest on notes receivable for the first nine months of 2009 was $923,769, a decrease of 11.2% from the comparable period of 2008.  As of September 30, 2009, notes receivable from land sales were $16,678,145 compared to $18,098,809 at September 30, 2008, a decrease of 7.8%.  Sundry interest was $46,017 for the first nine months of 2009, a decrease of 77.5% from the first nine months of 2008.  Sundry interest income fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than income taxes decreased 43.6% for the first nine months of 2009 compared to the first nine months of 2008.  This decrease is attributable to a decrease in oil and gas production taxes which resulted from the decrease in oil and gas revenue discussed above.

General and administrative expenses decreased 7.2% for the first nine months of 2009 compared to the first nine months of 2008.  This decrease in expenses is due primarily to a decrease in legal expenses.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the third quarter of 2009, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2009	20,883	$33.78	–	–
August 1, through August 31, 2009	31,799	$33.76	–	–
September 1, through September 30, 2009	21,800	$30.80	–	–
Total	74,482*	$32.90	–	–

*  The Trust purchased and retired 74,482 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: November 5, 2009	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 5, 2009	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.