Form 10-K
period 2009-12-31
TEXAS PACIFIC LAND TRUST
filed 2010-03-12
CIK 97517

__________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-K
______________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $324,237,806.

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

(i)	During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of total revenues.

	2009	2008	2007
Oil and Gas Royalties	66%	70%	63%
Easements and Sundry Income	16%	15%	--

(ii)	Texas Pacific is not in the business of development of new products.

(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)
During 2009, no single customer or group of affiliated customers accounted for ten percent (10%), or more, of Texas Pacific’s consolidated revenues.  Texas Pacific received $461,054, or approximately 5.3 percent of its oil and gas royalty income during 2009, from 46 leases operated by Chevron U.S.A., Inc.

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

(xiii)	As of February 28, 2010 Texas Pacific had eight (8) full-time employees.

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

Our business and results of operations are affected by international, national and regional economic conditions.  Financial markets in the United States and elsewhere have been experiencing extreme disruption during the past year, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others.  Recent reports have indicated that the global economy has begun to emerge from recession, but the improvement, thus far, has been weak and there can be no assurance that the global economy will not slip back into a recessionary mode.  Slowing or declining economic growth in the United States and elsewhere may lead to reduced industrial production which, in turn, may lead to lower demand and lower prices for oil and gas, which may adversely affect our results of operations.

The Trust’s oil and gas royalty revenue is dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas.  The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations.  Price fluctuations for oil and gas have been particularly volatile in recent years.  The Trust’s oil and gas royalties benefited from the substantial increases in the market prices for oil and gas which occurred during the first nine months of 2008, but were then adversely affected by the significant downturn in oil and gas market prices which occurred in the fourth quarter of 2008 and extended through the first quarter of 2009.  Although there was a gradual improvement in oil and gas prices throughout the remainder of 2009, prices have not returned to the levels achieved during the first nine months of 2008 and, in view of the continued difficult economic conditions, we cannot assure you that the recently improved market prices will continue or that future, additional decreases in the market prices of oil and gas will not occur.  If lower market prices for oil and gas occur they may have an adverse effect on our oil and gas royalty revenues.

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

Item 1B:  Unresolved Staff Comments.

Not Applicable.

Item 2:  Properties.

At the time of filing of this Report on Form 10-K, Texas Pacific Land Trust owned the surface estate in 962,553 acres of land, comprised of numerous separate tracts, located in 20 counties in the western part of Texas.  There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts.

The Trust also owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 386,988 acres of land in the western part of Texas.  Generally speaking, if the Trust sells the surface estate in real property with respect to which it holds a perpetual oil and gas royalty interest, that oil and gas royalty interest is excluded from the sale and retained by the Trust.

At December 31, 2009, grazing leases were in effect on 99 percent or approximately 953,035 acres of the Trust’s land.  The Trust regularly enters into grazing leases with many different local ranchers which grant the ranch owner lessees the right to graze livestock on the Trust’s properties.  These leases are generally in a standard form common in the locality.  Grazing leases are generally entered into for terms ranging from three (3) to five (5) years.  The Trust generally retains the right to cancel a grazing lease upon thirty (30) days notice in the event of a sale of the land.  No individual grazing lease is material to the Trust.

Approximately 696 acres of land were sold in 2009.

The Trust leases office space in Dallas, Texas.

Item 3:  Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 4:  Reserved.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange.  The range of reported sales prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2009		2008
	High	Low	High	Low

1st Quarter	$30.65	$16.30	$45.50	$30.40
2nd Quarter	$37.70	$23.99	$55.15	$39.44
3rd Quarter	$37.02	$27.50	$54.57	$36.52
4th Quarter	$32.97	$27.10	$39.01	$16.10

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.  Texas Pacific has paid a cash dividend once a year for the preceding 53 years.  The cash dividend was $.19 per Sub-share in 2009 and $.18 per Sub-share in 2008 and was paid during the first quarter of each year.  Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2010, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	434
TOTAL	434

The Trust did not sell any equity securities during the year ended December 31, 2009.

During the fourth quarter of 2009, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2009	27,767		$30.99	–	–
November 1, through November 30, 2009	34,136		$28.45	–	–
December 1, through December 31, 2009	22,170		$28.64	–	–
Total	84,073	*	$29.34	–	–

*  The Trust purchased and retired 84,073 Sub-shares in the open market.

Item 6:  Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, were derived from our audited financial statements.  The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
Gross income	$13,138,287	$19,525,012	$15,835,111	$23,022,482	$15,407,641
Expenses	3,093,524	3,720,046	3,957,397	6,143,467	3,234,913
Income before income taxes	10,044,763	15,804,966	11,877,714	16,879,015	12,172,728
Income taxes	3,130,720	4,865,193	3,628,026	5,309,153	3,660,141
Net income	$6,914,043	$10,939,773	$8,249,688	$11,569,862	$8,512,587
Net income per Sub-share	$.69	$1.06	$.78	$1.08	$.78
Dividends per Sub-share (1)	$.19	$.18	$.16	$.55	$.11
Average number of Sub-shares outstanding	10,018,028	10,354,408	10,536,367	10,695,644	10,864,657

	As of December 31,
	2009	2008	2007	2006	2005
Total assets, exclusive of property with no assigned value	$26,787,620	$30,785,034	$32,656,735	$32,467,548	$32,304,893
___________________________
(1)           The figure for 2006 includes a special dividend of $.42 per Sub-share.

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

Overview

The Trust was organized in 1888 and holds title to extensive tracts of land in numerous West Texas counties which were previously the property of the Texas and Pacific Railway Company.  We continue to manage those lands for the benefit of the holders of Certificates of Proprietary Interest in the Trust.  Our revenues are derived primarily from sales of land, oil and gas royalties, grazing leases of the land and interest.  Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year.  We are a passive seller of land and do not actively solicit sales of land.  In addition, the demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for the ranching uses prevalent in western Texas.  The Trust is not an oil and gas producer.  Rather, its oil and gas revenue is derived from retained perpetual non-participating oil and gas royalty interests.  Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil wells to which our royalty interests relate as to investments in and production from those wells.  We monitor production reports by the oil and gas companies to assure that we are being paid the appropriate royalties.  We review conditions in the agricultural industry in the areas in which our lands are located and seek to keep as much of our lands as possible under lease to local ranchers at competitive rates.  In recent years, we have been successful at keeping nearly 99% of our land subject to grazing leases.

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

2009 Compared to 2008

Total operating revenues and investing revenues in 2009 aggregated $13,138,287, a decrease of $6,386,725, or 32.7%, from the $19,525,012 of total operating revenues and investing revenues recorded in 2008.  This decrease resulted primarily from a significant decrease in oil and gas royalty revenue and, to a lesser extent, decreases in easements and sundry income, land sales and interest income from notes receivable.  There was a modest increase in revenue from grazing leases in 2009 compared to 2008.  Earnings per Sub-share certificate were $.69 for 2009 compared to $1.06 in 2008.  The Trust purchased and retired 311,632 Sub-shares during 2009, leaving 9,894,514 Sub-shares outstanding at December 31, 2009.

Land sales in 2009 were $523,010 compared to $823,440 in 2008, a decrease of 36.5%.  A total of 696 acres were sold in 2009 at an average price of $751 per acre, compared to 2,219 acres in 2008 at an average price per acre of $371.

Rentals, royalties and other income (including interest on investments) were $12,615,277 in 2009 compared to $18,701,572 in 2008, a decrease of 32.5%.

Oil and gas royalty revenue in 2009 was $8,686,187 compared to $13,694,843 in 2008, a decrease of 36.6%.  Oil royalty revenue was $6,823,871 and gas royalty revenue was $1,862,316 in 2009.  Crude oil production from Trust royalty wells increased 24.8% in 2009 from 2008, but this increase in the volume of oil produced was more than offset by a 46.4% decrease in the average price per barrel of oil received by the Trust in 2009 compared to 2008.  Total gas production decreased 3.4% in 2009 compared to 2008, and there was a 44.7% decrease in the average price of gas during 2009 compared to 2008.  The average prices per royalty barrel of crude oil for 2009 and 2008 were $55.06 and $102.80, respectively.

Grazing lease income in 2009 was $492,802 compared to $482,193 in 2008.

Interest revenue (including interest on investments) was $1,269,907 in 2009 compared to $1,590,110 in 2008, a decrease of 20.1%.  Interest on notes receivable amounted to $1,216,480 in 2009 compared to $1,361,364 in 2008.  At year end 2009, notes receivable from land sales were $15,728,925 compared to $17,656,227 at year end 2008.  Interest on investments amounted to $53,427 in 2009 and $228,746 in 2008, respectively.  Total principal cash payments on notes receivable were $1,927,302 in 2009 including $665,604 of prepaid principal.

Easements and sundry income revenue in 2009 was $2,166,381 compared to $2,934,426 in 2008.  The decrease in easements and sundry income revenue was primarily attributable to decreases in the amount of pipeline easement income received and sundry income received in 2009 compared to 2008.  Easements and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes were $611,448 in 2009 compared to $898,619 in 2008.  Oil and gas production taxes were $453,569 in 2009 compared to $731,070 in 2008.  Ad valorem taxes were $108,326 in 2009 compared to $119,074 in 2008.  All other expenses were $2,482,076 in 2009 compared to $2,821,427 in 2008.

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

Rentals, royalties and other income (including interest on investments) were $18,701,572 in 2008 compared to $13,902,447 in 2007, a decrease of 34.5%.

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

Taxes, other than income taxes were $898,619 in 2008 compared to $702,391 in 2007.  Oil and gas production taxes were $731,070 in 2008 compared to $547,075 in 2007.  Ad valorem taxes were $119,074 in 2008 compared to $107,673 in 2007.  The Trust’s basis in real estate sold, which is included in total expenses was $0 in 2008 compared to $693,455 in 2007.  All other expenses were $2,821,427 in 2008 compared to $2,561,551 in 2007.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2009, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	340,267	70,400	140,800	129,067	–
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–
Total	$340,267	$70,400	$140,800	$129,067	$–

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable.  At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required.  Any required allowance for losses is recorded in the period of determination.  At December 31, 2009, and 2008, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure.  Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure.  Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable.  At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value.  Valuation of the real estate is based on the estimates of management and is subject to judgment.  At December 31, 2009 and 2008, no valuation allowances were recorded.

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

Year Ending December 31,	Maturity

2010	$1,378,718
2011	1,441,800
2012	1,538,889
2013	1,631,041
2014	1,649,870
Thereafter	8,088,607
$15,728,925

The Trust’s remaining financial instruments consist of cash, U.S. Treasury Bills, certificates of deposit, temporary cash investments and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8:  Financial Statements and Supplementary Data.

See the Index to Financial Statements included in Item 15.  The Financial Statements listed therein are incorporated herein by reference to pages F-1 through F-21 of this Report on Form 10-K.

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

(b)           Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2009.

(c)           Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the  Trust’s internal control over financial reporting.  This audit report appears on page F-1 of this Report.

(d)           Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B:  Other Information.

Not applicable.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

(a)           Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Maurice Meyer III	74	Trustee, Chairman of the Trustees and Chairman of Audit Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.
John R. Norris III	56	Trustee	Trustee since June 7, 2000.
James K. Norwood	68	Trustee and Member of Audit Committee	Trustee since June 14, 2006.

We believe Mr. Meyer’s qualifications to serve as a Trustee include the wealth of knowledge and understanding concerning the Trust which he has gained in his nearly twenty (20) years of service as a Trustee.  In addition, prior to his retirement, he spent his entire career in the securities industry which enables him to bring particularized expertise to provide guidance and assistance to management in administering the Trust’s sub-share repurchase program prescribed by the terms of the Declaration of Trust.

We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces.  In addition to his nearly ten (10) years experience as a Trustee, Mr. Norris advised the Trust on legal matters for many years prior to his election as a Trustee.

We believe Mr. Norwood’s extensive experience as a real estate appraiser in Texas makes him particularly well-suited to serve as a Trustee.  The Trust is a large landholder and Mr. Norwood’s real estate expertise is invaluable to the Trust in administering its holdings including its leasing and sale of land.

(b)           Executive Officers:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Roy Thomas	63	General Agent, Chief Executive Officer and Secretary
General Agent and Secretary of the Trust since January 1, 1995 and Chief Executive Officer since November 12, 2002.  Mr. Thomas had previously served as Assistant General Agent from December 1, 1992 through December 31, 1994.

David M. Peterson	44	Assistant General Agent and Chief Financial Officer	Assistant General Agent since January 1, 1997 and Chief Financial Officer since November 12, 2002.

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

(g)           Promoters and Control Persons.  Not applicable.

Code of Ethics

The Trust has adopted a Code of Conduct and Ethics applicable to its chief executive officer, chief financial officer and certain other employees.  A copy of the Code of Ethics has been made available on the Trust’s corporate website.  We maintain our website at http://www.TPLTrust.com.  The information contained on our website is not part of this Report.

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

Item 11:  Executive Compensation.

Compensation Discussion and Analysis

The Trust’s compensation programs are designed to reward the performance of the Named Executive Officers in achieving the Trust’s primary goals of protecting and maintaining the assets of the Trust.  The compensation program consists principally of a salary and an annual cash bonus.  Base salaries provide our Named Executive Officers with a steady income stream that is not contingent on the Trust’s performance, while the addition of a cash bonus allows the Nominating, Compensation and Governance Committee flexibility to recognize and reward the

Named Executive Officers’ contributions to the Trust’s performance in a given year.  Salaries are reviewed annually and salary increases and the amounts of cash bonuses are determined by the Nominating, Compensation and Governance Committee of the Trustees based upon an evaluation of the Named Executive Officer’s performance against the goals and objectives of the Trust.  Differences in salary for the Named Executive Officers may reflect the differing responsibilities of their respective positions, the differing levels of experience of the individuals and internal pay equity considerations.  The Nominating, Compensation and Governance Committee does not have a specific list of factors to which it assigns various weights and against which it measures the Named Executive Officers’ performance in making its compensation decisions.  The Committee’s decisions are based on their overall impression of the Named Executive Officers’ individual performances.

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

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
Roy Thomas	2009	$197,917	$20,000	$77,359	$11,875	$307,151
General Agent, Chief	2008	$192,917	$20,000	$71,421	$11,575	$295,913
Executive Officer	2007	$187,917	$20,000	$84,311	$11,275	$303,503
and Secretary

David M. Peterson	2009	$135,833	$10,000	$14,068	$8,150	$168,051
Assistant General	2008	$131,833	$10,000	$12,699	$7,910	$162,442
Agent and Chief	2007	$127,833	$10,000	$11,138	$7,670	$156,641
Financial Officer
___________________________

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments during Last Fiscal Year
Roy Thomas	Texas Pacific Land Trust Revised Employee’s Pension Plan	23.0	$612,855	$0
David M. Peterson	Texas Pacific Land Trust Revised Employee’s Pension Plan	14.5	$81,485	$0

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

As of December 31, 2009, the annual accrued normal retirement benefits are estimated to be $64,501 and $27,273 for Mr. Thomas and Mr. Peterson, respectively.

The Plan provides for early retirement after 20 years of service with the Trust.  Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement.  If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55.  The annual early retirement benefit payable to Mr. Thomas as of January 1, 2010 is estimated to be $56,976.  Mr. Peterson is not currently eligible for an early retirement benefit.

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

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class
Donald W. Hodges (1) 2905 Maple Ave. Dallas, TX 75201	579,658	Sub-share certificates	5.8%
Select Equity Group (2) 380 Lafayette Street, 6th floor New York, NY 10003	923,276	Sub-share certificates	9.2%

_______________________
(1)
The information set forth is based on a joint filing on Schedule 13G made on February 17, 2010 by Donald W. Hodges (“Hodges”), First Dallas Holdings, Inc. (“Holdings”), First Dallas Securities, Inc. (“Securities”), Hodges Capital Management, Inc. (“HCM”), Hodges Fund (“HF”), Hodges Small Cap Fund (“HSCF”), Hodges Blue Chip 25 Fund (“HBCF”) and Hodges Pure Contrarian Fund (“HPCF”).  According to the filing, (i) Hodges shares voting power with respect to 454,900 of the Sub-share certificates and shares dispositive power with respect to 579,658 of the Sub-share certificates, (ii) Holdings shares voting power with respect to 454,900 of the Sub-share certificates and shares dispositive power with respect to 579,658 of the Sub-share certificates, (iii) Securities shares dispositive power with respect to 31,765 of the Sub-share certificates, (iv) HCM shares voting power with respect to 452,900 of the Sub-share certificates and shares dispositive power with respect to 545,893 of the Sub-share certificates, (v) HF shares voting and dispositive power with respect to 408,000 of the Sub-share certificates, (vi) HSCF shares voting and dispositive power with respect to 35,000 of the Sub-share certificates, (vii) HBCF shares voting and dispositive power with respect to 3,800 of the Sub-share certificates, and (viii) HPCF shares voting and dispositive power with respect to 3,000 of the Sub-share certificates.  The Schedule 13G indicates that (A) Securities is a broker-dealer and an investment adviser, (B) HCM is an investment adviser, (C) HF is an investment company, (D) HSCF is an investment company, (E) HBCF is an investment company, and (F) HPCF is a holding company.  The Schedule 13G further indicates that Hodges is the controlling shareholder of Holdings, that Holdings is the parent holding company of Securities and HCM and that HF, HSCF, HBCF and HPCF are all series of an investment company as to which HCM serves as the investment adviser.  The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(2)
The information set forth is based on a joint filing on Schedule 13G/A made on February 17, 2010 by Select Equity Group, Inc. (“Select Equity”), Select Offshore Advisors, LLC (“Select Offshore”) and George S. Loening (“Loening”).  According to the Schedule 13G/A, (i) Select Equity has sole voting power and sole dispositive power with respect to 540,636 of the Sub-share certificates, (ii) Select Offshore has sole voting and sole dispositive power with respect to 382,640 of the Sub-share certificates and (iii) Loening has sole voting and sole dispositive power with respect to all of the Sub-share certificates.  According to the Schedule 13G/A, Loening is the controlling shareholder of Select Equity and the Manager of Select Offshore and has the power to vote or to direct the voting of, and the power to dispose or to direct the disposition of, all of the Sub-share certificates held by Select Equity and Select Offshore.  The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(b)           Security Ownership of Management:  The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 28, 2010		Percent of Class
Sub-share certificates:	Maurice Meyer III	74,750	(2)	*
Sub-share certificates:	John R. Norris III	1,000		*
Sub-share certificates:	James K. Norwood	1,300		*
Sub-share certificates:	Roy Thomas	1,000		*
Sub-share certificates:	David M. Peterson	--		--

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 28, 2010	Percent of Class
Sub-share certificates:	All Trustees and Officers as a Group	78,050	0.8%
_______________________
*Indicates ownership of less than 1% of the class.

(1)
The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.  The figures set forth in the table represent Sub-share certificates.  On February 28, 2010, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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

Item 14:  Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, L.L.P. (“Lane Gorman Trubitt”) during 2009 and 2008 were furnished at customary rates.  A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2009 and 2008 is set forth below:

Audit Fees.  Lane Gorman Trubitt billed the Trust approximately $77,600 in 2009 and $73,850 in 2008 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2009 and 2008.

Audit-Related Fees.  Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2009 or 2008 not included in “Audit Fees”, above.

Tax Fees.  Lane Gorman Trubitt did not bill the Trust for any tax fees in 2009 or 2008.

All Other Fees.  Lane Gorman Trubitt did not bill the Trust any other fees in either 2009 or 2008.

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

None of the fees described above under the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were approved by the Committee pursuant to the “de minimis” exception set forth in Rule 2-01(c)(7)(i)(C) under SEC Regulation S-X.

PART IV

Item 15:  Exhibits and Financial Statement Schedules.

(a)           Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-21 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2009 and 2008

Statements of Income – Years Ended December 31, 2009, 2008 and 2007

Statements of Net Proceeds from All Sources – Years Ended December 31, 2009, 2008 and 2007

        Statements of Cash Flows – Years Ended December 31, 2009, 2008 and 2007

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)           Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2010.

TEXAS PACIFIC LAND TRUST
By:	/s/ Roy Thomas
Roy Thomas General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2010.

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

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2009 and 2008 and the related statements of income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Lane Gorman Trubitt, L.L.P.

Dallas, Texas
March 12, 2010

TEXAS PACIFIC LAND TRUST BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008
Cash and cash equivalents	$8,151,209	$9,654,379
Accrued receivables	1,630,220	1,172,281
Other assets	73,245	79,986
Prepaid income taxes	—	982,350
Notes receivable for land sales ($1,378,718 due in 2010 and $1,263,871 due in 2009) (note 2)	15,728,925	17,656,227
Water wells, leasehold improvements, furniture, and equipment – at cost less accumulated depreciation	42,517	78,307
Real estate acquired (notes 2 and 4)	1,161,504	1,161,504
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned (note 2): Land (surface rights) situated in twenty counties in Texas – 951,760 acres in 2009 and 952,455 acres in 2008	—	—
Town lots in Loraine and Morita, Texas – 541 lots in 2009 and 2008	—	—
1/16 nonparticipating perpetual royalty interest in 386,987.70 acres	—	—
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres	—	—
Total assets	$26,787,620	$30,785,034

LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$753,328	$786,848
Income taxes payable	198,087	—
Other taxes payable	65,774	201,863
Unearned revenue (note 2)	767,233	438,374
Deferred taxes (note 6)	4,727,506	5,141,275
Pension plan liability	571,695	692,002
Total liabilities	7,083,623	7,260,362

Commitments and contingencies (note 7)

Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each; Outstanding 0 Certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 9,894,514 Sub-shares in 2009 and 10,206,146 Sub-shares in 2008	—	—
Accumulated other comprehensive income (loss)	(488,348)	(629,075)
Net proceeds from all sources	20,192,345	24,153,747
Total capital	19,703,997	23,524,672
Total liabilities and capital	$26,787,620	$30,785,034

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Income:
Oil and gas royalties	$8,686,187	$13,694,843	$10,022,709
Grazing lease rentals	492,802	482,193	479,908
Land sales	523,010	823,440	1,932,664
Interest income from notes receivable	1,216,480	1,361,364	1,464,249
Easements and sundry income	2,166,381	2,934,426	1,565,581
	13,084,860	19,296,266	15,465,111
Expenses:
Taxes, other than income taxes	611,448	898,619	702,391
Salaries and related employee benefits	999,116	890,077	890,843
General expense, supplies, and travel	519,613	572,947	579,690
Basis in real estate sold	—	—	693,455
Legal and professional fees	913,206	1,313,600	1,047,019
Depreciation	42,141	36,803	35,999
Trustees’ compensation	8,000	8,000	8,000
	3,093,524	3,720,046	3,957,397
Operating income	9,991,336	15,576,220	11,507,714
Interest income earned from investments	53,427	228,746	370,000
Income before income taxes	10,044,763	15,804,966	11,877,714
Income taxes (note 6):
Current	3,620,265	5,488,866	4,114,374
Deferred	(489,545)	(623,673)	(486,348)
	3,130,720	4,865,193	3,628,026
Net income	$6,914,043	$10,939,773	$8,249,688
Net income per Sub-share Certificate	$0.69	$1.06	$0.78

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
Years Ended December 31, 2009, 2008 and 2007

	Sub-share Certificates of Proprietary Interest	Accumulated Other Comprehensive Income (Loss)	Net Proceeds From All Sources	Total
Balances at December 31, 2006	10,612,875	$(336,788)	$24,776,190	$24,439,402
Net income	—	—	8,249,688	8,249,688
Amortization of net actuarial costs and prior service costs, net of income taxes of $11,042	—	20,506	—	20,506
Net actuarial gain on pension plan, net of income taxes of $31,468	—	58,440	—	58,440
Total comprehensive income	—	—	—	$8,328,634
Cost of 124,500 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(124,500)	—	(6,181,717)	(6,181,717)
Dividends paid – $.16 per Sub-share Certificate	—	—	(1,696,780)	(1,696,780)
Balances at December 31, 2007	10,488,375	(257,842)	25,147,381	24,889,539
Net income	—	—	10,939,773	10,939,773
Amortization of net actuarial costs and prior service costs, net of income taxes of $6,426	—	11,936	—	11,936
Net actuarial loss on pension plan, net of income taxes of $(206,322)	—	(383,169)	—	(383,169)
Total comprehensive income	—	—	—	$10,568,540
Cost of 282,229 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(282,229)	—	(10,048,739)	(10,048,739)
Dividends paid - $.18 per Sub-share Certificate	—	—	(1,884,668)	(1,884,668)
Balances at December 31, 2008	10,206,146	(629,075)	24,153,747	23,524,672
Net income	—	—	6,914,043	6,914,043
Amortization of net actuarial costs and prior service costs, net of income taxes of $27,956	—	51,918	—	51,918
Net actuarial gain on pension plan, net of income taxes of $47,820	—	88,809	—	88,809
Total comprehensive income	—	—	—	$7,054,770
Cost of 311,632 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(311,632)	—	(8,945,001)	(8,945,001)
Dividends paid - $.19 per Sub-share Certificate	—	—	(1,930,444)	(1,930,444)
Balances at December 31, 2009	9,894,514	$(488,348)	$20,192,345	$19,703,997

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$6,914,043	$10,939,773	$8,249,688
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(413,769)	(823,569)	(443,838)
Depreciation and amortization	42,142	36,803	35,999
(Gain) loss on disposal of fixed assets	14,311	8,235	(6,341)
Changes in operating assets and liabilities:
Accrued receivables and other assets	(451,198)	370,447	(375,940)
Income taxes payable	198,087	—	—
Prepaid income taxes	982,350	(919,436)	(276,694)
Notes receivable for land sales	1,927,302	1,969,395	1,176,510
Real estate acquired	—	(77,952)	693,455
Accounts payable, accrued expenses and other liabilities	179,670	(54,498)	475,614
Net cash provided by operating activities	9,392,938	11,449,198	9,528,453

Cash flows from investing activities:

Proceeds from sale of fixed assets	9,000	14,000	9,150
Purchase of fixed assets	(29,663)	(28,614)	(30,081)
Net cash used in investing activities	(20,663)	(14,614)	(20,931)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(8,945,001)	(10,048,739)	(6,181,717)
Dividends paid	(1,930,444)	(1,884,668)	(1,696,780)
Net cash used in financing activities	(10,875,445)	(11,933,407)	(7,878,497)
Net increase (decrease) in cash and cash equivalents	(1,503,170)	(498,823)	1,629,025
Cash and cash equivalents, beginning of period	9,654,379	10,153,202	8,524,177
Cash and cash equivalents, end of period	$8,151,209	$9,654,379	$10,153,202

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2009, 2008 and 2007

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

December 31, 2009, 2008 and 2007

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

Sundry income represents sundry (diverse) leasing arrangements to companies in a wide array of industries, including: agricultural, oil and gas, construction, wind power and other industries.  Lease income is recognized when earned.  These leases generally require fixed annual payments or royalties.  Lease terms generally range from month-to-month arrangements to ten years.  Lease cancellations are allowed.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

Advance lease payments are deferred and amortized over the appropriate accounting period.  Lease payments not paid are included in accrued receivables.

(d)	Statements of Cash Flows

Cash and cash equivalents consist of U. S. Treasury Bills, certificates of deposit, bank deposit and savings accounts. The Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  At times the cash may exceed federally insured limits.  The Trust maintains its cash and cash equivalents in large financial institutions.  The Trust monitors the credit quality of these institutions and does not anticipate any losses.

Cash disbursed for income taxes in 2009, 2008 and 2007 was $2,589,441, $6,408,302, and  $4,391,068, respectively.  New loans made by the Trust in connection with land sales amounted to $0, $394,000, and $126,800 for the years ended December 31, 2009, 2008 and 2007, respectively.

(e)	Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and unpaid interest on notes receivable for land sales.  Accrued receivables are reflected at their net realizable value based on historical royalty and interest receipt information and other factors anticipated to affect valuation.  A valuation allowance is recorded if amounts expected to be received are considered impaired.  No allowance was considered necessary at December 31, 2009 and 2008.

(f)	Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from three to five years.  Accumulated depreciation as of December 31, 2009 and 2008 is $100,743 and $398,528, respectively.

(g)	Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any.  The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust.   Notes receivable bear interest rates ranging from 7.0% to 9.0% as of December 31, 2009 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.2% as of December 31, 2009.  The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2009,

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

2008 and 2007 were $665,604, $1,025,354, and $51,562, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value.

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable.  Accounts are considered delinquent thirty days after the contractual due dates.  At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2009 and 2008.

Three customers represented approximately 85% of notes receivable at December 31, 2009 and 2008, respectively.

The maturities of notes receivable for each of the five years subsequent to December 31, 2009 are:

Year ending December 31,	Amount
2010	$1,378,718
2011	1,441,800
2012	1,538,889
2013	1,631,041
2014	1,649,870
Thereafter	8,088,607
$15,728,925

(h)	Real Estate Acquired

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

December 31, 2009, 2008 and 2007

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

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (10,018,028 in 2009, 10,354,408 in 2008, and 10,536,367 in 2007).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The liability for unrecognized tax benefits is zero at December 31, 2009 and 2008.

(l)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) defined fair value, established criteria to be considered when measuring fair value and expanded disclosures about fair value measurements.  The guidance is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities, generally, in fiscal years after November 15, 2008.  Beginning January 1, 2009, the Trust applied the provisions to non-financial assets and liabilities.  The adoption did not have a material impact on the Trust’s financial position or results of operations.

In May 2009, the FASB issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  This guidance was effective for the period ended December 31, 2009 and the adoption did not have an impact on the Trust’s financial statements.  Refer to footnote 9 for required disclosures.

In June 2009, the FASB issued a standard which stipulated the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard did not have a material impact on the Trust’s financial position, results of operations and cash flows.

No other effective or pending accounting pronouncements are expected to affect the Trust.

(m)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under accounting principles generally accepted in the United States of America, are excluded from net income.

(n)	Certain prior year amounts have been reclassified to conform to the 2009 presentation in the financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

(3)	Segment Information

Segment information has been considered in accordance with the accounting standards. GAAP suggests using a management approach based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land, which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.  The cost structure of the Trust is centralized and not segmented.

(4)	Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2009 and 2008:

	2009		2008
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,793.23	$1,161,504	10,153.23	$1,083,552
Additions	—	—	640.00	77,952
Sales	—	—	—	—
Balance at December 31:	10,793.23	$1,161,504	10,793.23	$1,161,504

No valuation allowance was necessary at December 31, 2009 and 2008.

(5)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service.  Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $43,071, $42,351, and $41,631, in 2009, 2008, and 2007, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2009 and 2008 using a measurement date of December 31:

	2009	2008
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$2,715,460	$2,594,903
Service cost	93,366	90,497
Interest cost	161,591	157,328
Actuarial gain	(87,321)	(34,039)
Benefits paid	(87,040)	(93,229)
Projected benefit obligation at end of year	$2,796,056	$2,715,460

Change in plan assets:
Fair value of plan assets at beginning of year	$2,023,458	$2,423,906
Actual return on plan assets	187,943	(457,219)
Contributions by employer	100,000	150,000
Benefits paid	(87,040)	(93,229)
Fair value of plan assets at end of year	$2,224,361	$2,023,458
Unfunded status at end of year	$(571,695)	$(692,002)

Amounts recognized in the balance sheets as of December 31 consist of:

	2009	2008

Assets	$—	$—
Liabilities	(571,695)	(692,002)
	$(571,695)	$(692,002)

Amounts recognized in accumulated other comprehensive income (loss) consist of the following at December 31:

	2009	2008

Net actuarial loss	$(708,778)	$(911,223)
Prior service cost	(42,529)	(56,586)

Amounts recognized in accumulated other comprehensive income (loss), before taxes	(751,307)	(967,809)
Income tax benefit	262,959	338,734

Amounts recognized in accumulated other comprehensive income (loss), after taxes	$(488,348)	$(629,075)

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

Net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 include the following components:

	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$93,366	$90,497	$87,351
Interest cost	161,591	157,328	144,896
Expected return on plan assets	(138,635)	(166,311)	(150,433)
Amortization of unrecognized gains	65,816	4,305	17,492
Amortization of prior service cost	14,057	14,057	14,056
Net periodic benefit cost	$196,195	$99,876	$113,362

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2009	2008	2007
Net actuarial (gain) loss	$(136,629)	$589,491	$(89,908)
Recognized actuarial loss	(65,816)	(4,305)	(17,492)
Recognized prior service cost	(14,057)	(14,057)	(14,056)
Total recognized in other comprehensive income, before taxes	$(216,502)	$571,129	$(121,456)
Total recognized in net benefit cost and other comprehensive income, before taxes	$(20,307)	$671,005	$(8,094)

The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income (loss)  into net periodic benefit cost over the next fiscal year are $50,313 and $9,415, respectively.

The following table summarizes the projected benefit obligations in excess of Plan assets and the accumulated benefit obligation in excess of Plan assets at December 31, 2009 and 2008:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

	2009	2008
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$2,796,056	$2,715,460
Fair value of plan assets	$2,224,361	$2,023,458
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$2,285,280	$2,179,580
Fair value of plan assets	$2,224,361	$2,023,458

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2009, 2008, and 2007:

	2009	2008	2007
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.25%	6.25%	6.25%
Rate of compensation increase	7.29	7.29	7.29

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	6.25%	6.25%	6.00%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.

The fair value accounting standards established a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from independent sources.  Unobservable inputs reflect our assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs used in measuring fair value, as follows:

Level 1 – Inputs are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Since inputs are based on quoted prices that are readily and regularly available in an active market, Level 1 inputs require the least judgment.

Level 2 – Inputs are based on quoted prices for similar instruments in active markets, or are observable either directly or indirectly.  Inputs are obtained from various sources including financial institutions and brokers.

Level 3 – Inputs that are unobservable and significant to the overall fair value measurement.  The degree of judgment exercised by us in determining fair value is greatest for fair value measurements categorized in Level 3.

The fair values of plan assets by major asset category at December 31, 2009 are as follows:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Money Markets	$8,479	$8,479	$—	$—
Equities
Unit Investment Trusts	341,070	—	341,070	—
Mutual Funds
Income Growth Funds	412,653	412,653	—	—
Corporate Bond Funds	347,188	347,188	—	—
Fixed Income Funds	1,114,971	1,114,971	—	—
Total	$2,224,361	$1,883,291	$341,070	$—

Management intends to fund the minimum ERISA amount for 2010.  The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

Year ending December 31,	Amount
2010	$88,381
2011	112,672
2012	182,404
2013	180,447
2014	215,100
2015 to 2019	1,142,906

(6)	Income Taxes

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

	2009	2008	2007
Computed tax expense at the statutory rate	$3,415,219	$5,373,688	$4,038,423
Reduction in income taxes resulting from:
Statutory depletion	(467,834)	(720,714)	(541,150)
State taxes	197,767	267,302	—
Other, net	(14,432)	(55,083)	130,753
	$3,130,720	$4,865,193	$3,628,026

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Basis difference in pension plan liability	$200,093	$235,281
Total deferred tax assets	200,093	235,281

Basis differences in real estate acquired through foreclosure	233,036	226,378
Deferred installment revenue on land sales for tax purposes	4,694,563	5,150,178
Total deferred tax liability	4,927,599	5,376,556
Net deferred tax liability	$4,727,506	$5,141,275

The Texas Franchise Tax was modified during 2007.  The Trust had not previously been liable for the Texas Franchise Tax.  The Trust began filing and paying the Texas Franchise Tax in 2008.

The Trust files a United States Federal income tax return.  With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2007.

(7)	Lease Commitments

The Trust is a lessee under an operating lease in connection with its administrative offices located in Dallas, Texas.  This lease agreement requires monthly rent of approximately $5,867 and expires in October 2014.  Future minimum lease payments were as follows at December 31, 2009:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

Year ending December 31,	Amount
2010	$70,400
2011	70,400
2012	70,400
2013	70,400
Thereafter	58,667
$340,267

Rent expense amounted to $70,400, $60,253, and $53,226 for the years ended December 31, 2009, 2008, and 2007, respectively.

(8)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2009 and 2008.

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

(9)       Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following event that met recognition or disclosure criteria was identified:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2009, 2008 and 2007

At their February 2010 meeting, the Trustees declared a cash dividend of $.20 per sub-share, payable March 24, 2010 to sub-share holders of record at the close of business on March 12, 2010.

(10)	Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2009, 2008 and 2007, respectively: oil (in barrels) – 123,935, 99,287, and 107,969, and gas (in thousands of cubic feet) – 419,440, 434,382, and 387,693.  Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

(11)	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2009 and 2008:

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Income	$3,642,204	$3,370,119	$4,259,887	$1,866,077
Income before income taxes	$2,516,078	$2,806,404	$3,508,751	$1,213,530
Net income	$1,769,342	$1,953,704	$2,428,849	$762,152
Net income per Sub-share Certificate	$0.18	$0.19	$0.24	$0.07

	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
Income	$3,019,609	$6,034,178	$5,435,698	$5,035,527
Income before income taxes	$1,939,986	$5,131,670	$4,554,350	$4,178,960
Net income	$1,197,880	$3,593,514	$3,217,622	$2,930,757
Net income per Sub-share Certificate	$0.12	$0.35	$0.31	$0.28

INDEX OF EXHIBITS

Exhibit Number	Description
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