Form 10-K/A
period 2009-12-31
TEXAS PACIFIC LAND TRUST
filed 2010-04-01
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Texas Pacific Land Trust Form 10-K/A

Explanatory Note

Texas Pacific Land Trust is filing this Form 10-K/A for the sole purpose of adding to Item 1(e) of its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), a statement that the charters of the Audit Committee and the Nominating, Compensation and Governance Committee of its Board of Trustees and its Corporate Governance Guidelines are available on its Internet website.

Except as specifically set forth above, the information in this Form 10-K/A has not been updated to reflect events or information subsequent to the date of filing of the 2009 Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the 2009 Form 10-K and any other filings we may have made with the Securities Exchange Commission subsequent to the filing of the 2009 Form 10-K.

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

(e)           Available Information.  The Trust makes available, free of charge, on or through its Internet website copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  The Trust also makes available on its Internet website copies of the charters of the Audit Committee and the Nominating, Compensation and Governance Committee of its Board of Trustees and its Corporate Governance Guidelines.  We maintain our website at http://www.TPLTrust.com.  The information contained on our website is not part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the lst day of April, 2010.

TEXAS PACIFIC LAND TRUST
By:	/s/ Roy Thomas
Roy Thomas General Agent, Chief Executive Officer and Secretary

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.