Form 10-Q
period 2010-03-31
TEXAS PACIFIC LAND TRUST
filed 2010-05-05
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________

FORM 10-Q
_____________________

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010

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

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include statements regarding the Trust’s  future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters.  All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law.  All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I  of our Annual Report to the Securities and Exchange Commission on Form 10-K and Form 10-K/A for the year ended December 31, 2009, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	March 31,	December 31,
Assets	2010	2009
	(Unaudited)

Cash and cash equivalents	$7,256,181	$8,151,209
Accrued receivables	1,914,792	1,630,220
Other assets	51,271	73,245
Notes receivable for land sales	15,485,925	15,728,925
Water wells, leasehold improvements, furniture, and equipment - at cost less accumulated depreciation	51,341	42,517
Real estate acquired:
(10,793 acres at March 31, 2010 and December 31, 2009)	1,161,504	1,161,504
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in Texas – 950,379 acres in 2010 and 951,760 acres in 2009	–	–

Town lots in Loraine – 318 lots in 2010 and 541 town lots in Loraine and Morita in 2009	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2010 and 2009	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2010 and 2009	–	–
	$25,921,014	$26,787,620

Liabilities and Capital

Accounts payable and accrued expenses	$781,004	$753,328
Income taxes payable	1,272,313	198,087
Other taxes payable	104,796	65,774
Unearned revenues	767,873	767,233
Deferred taxes	4,650,963	4,727,506
Pension plan liability	600,776	571,695
Total liabilities	8,177,725	7,083,623

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding:
9,806,774 Sub-shares in 2010 and 9,894,514 Sub-shares in 2009	–	–
Other comprehensive income (loss)	(475,370)	(488,348)
Net proceeds from all sources	18,218,659	20,192,345
Total capital	17,743,289	19,703,997
	$25,921,014	$26,787,620

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Income:
Rentals, royalties and sundry income	$3,599,915	$1,536,559
Land sales	367,320	–
Interest income from notes receivable	277,947	312,419
	4,245,182	1,848,978
Expenses:
Taxes, other than income taxes	204,454	109,618
General and administrative expenses	553,783	542,929
	758,237	652,547
Operating income	3,486,945	1,196,431
Interest income earned from investments	6,216	17,099

Income before income taxes	3,493,161	1,213,530
Income taxes	1,050,694	451,378
Net income	$2,442,467	$762,152

Average number of sub-share certificates and equivalent sub-share certificates outstanding	9,860,238	10,177,844

Basic and dilutive earnings per sub-share certificate	$.25	$.07

Cash dividends per sub-share certificate	$.20	$.19

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,442,467	$762,152
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(76,543)	35,094
Depreciation and amortization	3,462	6,000
Loss on disposal of fixed assets	2,884	–
Changes in operating assets and liabilities:
Accrued receivables and other assets	(262,598)	220,102
Notes receivable for land sales	243,000	228,001
Accounts payable, accrued expenses and other liabilities	109,397	(37,087)
Income taxes payable	1,074,226	–
Prepaid income taxes	–	423,717
Net cash provided by operating activities	3,536,295	1,637,979

Cash flows from investing activities:
Proceeds from sale of fixed assets	12,500	–
Purchase of fixed assets	(27,670)	(20,485)
Net cash used in investing activities	(15,170)	(20,485)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(2,448,092)	(1,884,338)
Dividends paid	(1,968,061)	(1,930,444)
Net cash used in financing activities	(4,416,153)	(3,814,782)

Net decrease in cash and cash equivalents	(895,028)	(2,197,288)

Cash and cash equivalents, beginning of period	8,151,209	9,654,379

Cash and cash equivalents, end of period	$7,256,181	$7,457,091

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes To Unaudited Financial Statements

March 31, 2010

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2010 and the results of its operations for the three month periods ended March 31, 2010 and 2009, respectively, and its cash flows for the three month periods ended March 31, 2010 and 2009, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2009 and 2008 and for each of the years in the three year period ended December 31, 2009 included in the Trust’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2009.

(2)
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

(3)
We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event.  We evaluated subsequent events through May 5, 2010, the date we issued these financial statements.

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

(6)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(7)	The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

(8)
The Trust invests cash in excess of daily requirements primarily in U.S. Treasury Bills, certificates of deposit, bank deposits and savings accounts with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009

Income taxes paid	$60,000	$ –

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K and Form 10-K/A for the year ended December 31, 2009, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report.  Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance.  Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

Earnings per sub-share were $.25 for the first quarter of 2010 compared to $.07 for the first quarter of 2009.  Total operating and investing revenues for the first quarter of 2010 were $4,251,398 compared to $1,866,077 for the first quarter of 2009, an increase of 127.8%.  This increase in revenue and earnings was due primarily to an increase in oil and gas royalty revenue, and, to a lesser extent, increases in land sales and easement and sundry income.

In the first quarter of 2010 the Trust sold approximately 1,381 acres and 223 town lots (approximately 42 acres) for a total of $367,320, or approximately $258 per acre.  No land was sold during the first quarter of 2009.

Rentals, royalties and sundry income were $3,599,915 during the first quarter of 2010 compared to $1,536,559 during the first quarter of 2009, an increase of 134.3%.  This increase resulted primarily from increases in oil and gas royalty income, and, to a lesser extent, increases in land sales and easement and sundry income, offset by a slight decrease in grazing income.

Oil and gas royalty revenue was $2,946,538 for the first quarter of 2010, compared to $1,192,739 for the first quarter of 2009, an increase of 147.0%.  Oil royalty revenue was $2,085,404 for the first quarter of 2010, an increase of 156.8% from the first quarter of 2009.  This increase was due to increases in both price and volume.  The average price per royalty barrel of crude oil during the first quarter of 2010 was 91.2% higher than the average price prevailing during the first quarter of 2009.  In addition, crude oil production subject to the Trust’s royalty interest increased 34.4% in the first quarter of 2010 compared to the first quarter of 2009.  Gas royalty revenue was $861,134 for the first quarter of 2010, an increase of 126.1% from the first quarter of 2009 when gas royalty income was $380,788.  This increase in gas royalty income is attributable to a volume increase of 67.6% and a price increase of 34.9% in the 2010 first quarter compared to the first quarter of 2009.

Easement and sundry income was $559,737 for the first quarter of 2010, an increase of 120.1% compared to the first quarter of 2009.  This increase is primarily due to increases in sundry income, sundry lease rental income and pipeline easement income.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $284,163 for the first quarter of 2010, a decrease of 13.8% from the first quarter of 2009.  Interest on notes receivable was $277,947 for the first quarter of 2010, a decrease of 11.0% compared to the first quarter of 2009.  As of March 31, 2010, notes receivable for land sales were $15,485,925 compared to $17,428,226 at March 31, 2009.  Sundry interest was $6,216 for the first quarter of 2010 compared to $17,099 for the first quarter of 2009, a decrease of 63.3%.  Sundry interest is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 86.5% for the first quarter of 2010 compared to the first quarter of 2009.  The increase is primarily due to the increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses for the first quarter of 2010 were up 2.0% compared to the first quarter of 2009.  This increase was primarily due to an increase in legal expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2009.

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

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report to the Securities and Exchange Commission on Form 10-K and Form 10-K/A for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2010, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2010	29,762		$28.54	–	–
February 1, through February 28, 2010	18,948		$26.94	–	–
March 1, through March 31, 2010	39,030		$27.88	–	–
Total	87,740	*	$27.90	–	–

*  The Trust purchased and retired 87,740 Sub-shares in the open market.

Item 5.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)
Date: May 5, 2010	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 5, 2010	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.