Form 10-Q
period 2010-06-30
TEXAS PACIFIC LAND TRUST
filed 2010-08-04
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters.  All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law.  All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2009, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	June 30,	December 31,
Assets	2010	2009
	(Unaudited)

Cash and cash equivalents	$8,257,586	$8,151,209
Accrued receivables	1,860,261	1,630,220
Other assets	29,298	73,245
Notes receivable for land sales	15,113,847	15,728,925
Water wells, leasehold improvements, furniture and equipment – at cost less accumulated depreciation	48,341	42,517
Real estate acquired: (10,793 acres at June 30, 2010 and December 31, 2009)	1,161,504	1,161,504
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in Texas – 950,071 acres in 2010 and 951,760 acres in 2009	–	–

Town lots – 318 lots in Loraine in 2010 and 541 lots in Loraine and Morita in 2009	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2010 and 2009	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2010 and 2009	–	–
	$26,470,837	$26,787,620
Liabilities and Capital
Accounts payable and accrued expenses	$621,570	$753,328
Income taxes payable	647,249	198,087
Other taxes payable	134,778	65,774
Unearned revenues	767,233	767,233
Deferred taxes	4,532,606	4,727,506
Pension plan liability	629,856	571,695
Total liabilities	7,333,292	7,083,623
Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding:
9,720,318 Sub-shares in 2010 and 9,894,514 Sub-shares in 2009	–	–
Other comprehensive income (loss)	(462,390)	(488,348)
Net proceeds from all sources	19,599,935	20,192,345
Total capital	19,137,545	19,703,997
	$26,470,837	$26,787,620

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income:
Rentals, royalties and sundry income	$4,632,532	$3,411,120	$8,232,447	$4,947,679
Land sales	1,567,750	523,010	1,935,070	523,010
Interest income from notes receivable	274,234	308,694	552,181	621,113
	6,474,516	4,242,824	10,719,698	6,091,802

Expenses:
Taxes, other than income taxes	188,581	162,055	393,035	271,673
General and administrative expenses	697,983	589,081	1,251,766	1,132,010
	886,564	751,136	1,644,801	1,403,683
Operating income	5,587,952	3,491,688	9,074,897	4,688,119
Interest income earned from investments	6,075	17,063	12,291	34,162

Income before income taxes	5,594,027	3,508,751	9,087,188	4,722,281
Income taxes	1,788,493	1,079,902	2,839,187	1,531,280
Net income	$3,805,534	$2,428,849	$6,248,001	$3,191,001

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	9,767,077	10,092,773	9,797,930	10,120,410

Basic and dilutive earnings per sub-share certificate	$.39	$.24	$.64	$.32

Cash dividends per sub-share certificate	$–	$–	$.20	$.19

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$6,248,001	$3,191,001
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(194,900)	(68,816)
Depreciation and amortization	6,462	12,000
Loss on disposal of fixed assets	2,884	–
Changes in operating assets and liabilities:
Accrued receivables and other assets	(186,094)	(336,473)
Notes receivable for land sales	615,078	634,229
Accounts payable, accrued expenses
and other liabilities	21,365	(259,881)
Income taxes payable	449,162	–
Prepaid income taxes	–	1,594,791
Net cash provided by operating activities	6,961,958	4,766,851

Cash flows from investing activities:
Proceeds from sale of fixed assets	12,500	–
Purchase of fixed assets	(27,670)	(20,485)
Net cash used in investing activities	(15,170)	(20,485)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of
Proprietary Interest	(4,872,350)	(4,028,080)
Dividends paid	(1,968,061)	(1,930,444)
Net cash used in financing activities	(6,840,411)	(5,958,524)

Net increase (decrease) in cash and cash
equivalents	106,377	(1,212,158)

Cash and cash equivalents, beginning of period	8,151,209	9,654,379

Cash and cash equivalents, end of period	$8,257,586	$8,442,221

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2010 and the results of its operations for the three month and six month periods ended June 30, 2010 and 2009, respectively, and its cash flows for the six month periods ended June 30, 2010 and 2009, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2009 and 2008 and for each of the years in the three year period ended December 31, 2009 included in the Trust’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2009.

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

(3)
We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event.  We evaluated subsequent events through August 4, 2010, the date we issued these financial statements.

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

(6)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(7)	The results of operations for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

(8)
The Trust invests cash in excess of daily requirements primarily in U.S. Treasury Bills, certificates of deposit, bank deposits and savings accounts with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2010 and 2009 is summarized as follows:

	2010	2009

Income taxes paid	$2,598,902	$169,441

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

Results of Operations for the Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

Earnings per sub-share certificate were $.39 for the second quarter of 2010, compared to $.24 for the second quarter of 2009.  Total operating and investing revenues were $6,480,591 for the second quarter of 2010 compared to $4,259,887 for the second quarter of 2009, an increase of 52.1%.  This increase in revenue and earnings was due primarily to increases in land sales, easement and sundry income and oil and gas royalty income, partially offset by a decrease in interest revenues.

Land sales during the second quarter of 2010 totaled $1,567,750, representing the sale of 314 acres at an average price of approximately $4,993 per acre, compared to $523,010 during the second quarter of 2009, representing the sale of 695 acres at an average price of $753 per acre.

Rentals, royalties and sundry income were $4,632,532 for the second quarter of 2010, compared to $3,411,120 for the second quarter of 2009, an increase of 35.8%.  This increase resulted from  increases in easement and sundry income, oil and gas royalty income and, to a lesser extent, grazing lease revenues.

Oil and gas royalty revenue was $2,702,939 for the second quarter of 2010, compared to $2,262,244 for the second quarter of 2009, an increase of 19.5%.  Oil royalty revenue was $2,035,586 for the second quarter of 2010, an increase of 13.6% from the second quarter of 2009.  Crude oil production subject to the Trust’s royalty interest decreased 33.9% for the second quarter of 2010 compared to the second quarter of 2009, but this decrease in volume was more than offset by a 71.8% increase in the average price per royalty barrel received during the 2010 quarter compared to 2009.  Gas royalty revenue was $667,353 for the second quarter of 2010, an increase of 41.8% from the second quarter of 2009.  This increase in gas royalty revenue resulted from a 61.6% increase in the average price of gas sold, which more than offset a 12.2% decrease in the volume of gas produced.

Easement and sundry income was $1,739,201 for the second quarter of 2010 compared to $964,394 during the second quarter of 2009, an increase of 80.3%.  This increase is primarily due to an increase in sundry income, as a result of a sale of pipe from an abandoned pipeline easement on Trust acreage for total proceeds of $999,558 and, to a lesser extent, an increase in easement income.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $280,309 for the second quarter of 2010, compared to $325,757 for the second quarter of 2009, a decrease of 14.0%.  Interest on notes receivable for the second quarter of 2010 was $274,234, a decrease of 11.2% compared to the second quarter of 2009.  As of June 30, 2010, notes receivable for land sales were $15,113,847 compared to $17,021,998 at June 30, 2009, a decrease of 11.2%.  Sundry interest was $6,075 for the second quarter of 2010, a decrease of 64.4% from the second quarter of 2009.  Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than income taxes, increased 16.4% for the second quarter of 2010 compared to the second quarter of 2009.  This increase is mainly attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas revenue discussed above.

General and administrative expenses for the second quarter of 2010 were $697,983, compared to $589,081 during the second quarter of 2009, an increase of 18.5%.  This increase was largely due to an increase in legal and professional fees.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Earnings per sub-share certificate were $.64 for the first six months of 2010, compared to $.32 for the first six months of 2009.  Total operating and investing revenues were $10,731,989 for the first six months of 2010 compared to $6,125,964 for the first six months of 2009, an increase of 75.2%.  This increase in revenue and earnings was primarily due to increases in oil and gas royalty income, land sales and easement and sundry income, which were partially offset by a decrease in interest income.

Land sales during the first six months of 2010 totaled $1,935,070, representing the sale of 1,694 acres and 223 town lots (approximately 42 acres) at an average price of approximately $1,115 per acre, compared to $523,010 during the first six months of 2009, representing the sale of approximately 695 acres at an average price of approximately $753 per acre.

Rentals, royalties, and sundry income were $8,232,447 for the first six months of 2010 compared to $4,947,679 for the first six months of 2009, an increase of 66.4%.  This increase resulted primarily from an increase in oil and gas royalty income and, to a lesser extent, an increase in easement and sundry income.

Oil and gas royalty revenue was $5,649,477 for the first six months of 2010 compared to $3,454,983 for the first six months of 2009, an increase of 63.5%.  Oil royalty revenue was $4,120,990 for the first six months of 2010, an increase of 58.3% from the first six months of 2009.  Crude oil production subject to the Trust’s royalty interest decreased 11.9% for the first six months of 2010 compared to the first six months of 2009, but this decrease in volume was more than offset by a 79.6% increase in the average price per royalty barrel received during the first six months of 2010 compared to the first six months of 2009.  Gas royalty revenue was $1,528,487 for the first six months of 2010, an increase of 79.5% from the first six months of 2009.  This increase in gas royalty revenue resulted from an increase of 39.1% in the volume of gas produced and an increase of 29.0% in the average price of gas sold in the 2010 period.

Easement and sundry income was $2,298,938 for the first six months of 2010 compared to $1,218,725 for the first six months of 2009, an increase of 88.6%.  This increase is primarily due to an increase in sundry income, as a result of a sale of pipe from an abandoned pipeline easement on Trust acreage for total proceeds of $999,558 and, to a lesser extent, an increase in easement income.  This category of income is unpredictable and may vary significantly from period to period.

Interest income, including interest on investments, was $564,472 for the first six months of 2010 compared to $655,275 for the first six months of 2009, a decrease of 13.9%.  Interest on notes receivable for the first six months of 2010 was $552,181, a decrease of 11.1% from the comparable period of 2009.   As of June 30, 2010, notes receivable from land sales were $15,113,847 compared to $17,021,998 at June 30, 2009, a decrease of 11.2%.  Sundry interest was $12,291 for the first six months of 2010, a decrease of 64.0% from the 2009 period.  Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than income taxes increased 44.7% for the first six months of 2010 compared to the first six months of 2009.  This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas revenue discussed above.

General and administrative expenses for the first six months of 2010 were up 10.6% compared to the first six months of 2009 due primarily to an increase in legal fees and, to a lesser extent, an increase in pension plan expense.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the second quarter of 2010, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2010	30,150	$29.14	–	–
May 1, through May 31, 2010	29,145	$27.67	–	–
June 1, through June 30, 2010	27,161	$27.22	–	–
Total	86,456*	$28.04	–	–

* The Trust purchased and retired 86,456 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: August 4, 2010	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: August 4, 2010	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.