Form 10-Q
period 2010-09-30
TEXAS PACIFIC LAND TRUST
filed 2010-11-04
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	September 30,	December 31,
Assets	2010	2009
	(Unaudited)

Cash and cash equivalents	$7,270,060	$8,151,209
Accrued receivables	1,855,034	1,630,220
Other assets	7,325	73,245
Prepaid income taxes	208,988	–
Notes receivable for land sales	14,795,454	15,728,925
Water wells, leasehold improvements, furniture and equipment
– at cost less accumulated depreciation	45,341	42,517
Real estate acquired:
(10,793 acres at September 30, 2010 and December 31, 2009)	1,161,504	1,161,504
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in Texas – 950,071 acres in 2010 and 951,760 acres in 2009	–	–

Town lots – 318 lots in Loraine in 2010 and 541 lots in Loraine and Morita in 2009	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2010 and 2009	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2010 and 2009	–	–
	$25,343,706	$26,787,620
Liabilities and Capital
Accounts payable and accrued expenses	$567,233	$753,328
Income taxes payable	–	198,087
Other taxes payable	164,778	65,774
Unearned revenues	767,233	767,233
Deferred taxes	4,430,987	4,727,506
Pension plan liability	658,936	571,695
Total liabilities	6,589,167	7,083,623
Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding:
9,632,412 Sub-shares in 2010 and 9,894,514 Sub-shares in 2009	–	–
Other comprehensive income (loss)	(449,411)	(488,348)
Net proceeds from all sources	19,203,950	20,192,345
Total capital	18,754,539	19,703,997
	$25,343,706	$26,787,620

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income:
Rentals, royalties and sundry income	$3,616,747	$3,055,608	$11,849,194	$8,003,287
Land sales	--	--	1,935,070	523,010
Interest income from notes receivable	269,074	302,656	821,255	923,769
	3,885,821	3,358,264	14,605,519	9,450,066

Expenses:
Taxes, other than income taxes	185,191	157,203	578,226	428,876
General and administrative expenses	497,505	406,512	1,749,271	1,538,522
	682,696	563,715	2,327,497	1,967,398
Operating income	3,203,125	2,794,549	12,278,022	7,482,668
Interest income earned from investments	8,554	11,855	20,845	46,017

Income before income taxes	3,211,679	2,806,404	12,298,867	7,528,685
Income taxes	983,502	852,704	3,822,689	2,383,984
Net income	$2,228,177	$1,953,700	$8,476,178	$5,144,701

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	9,681,431	10,019,767	9,739,570	10,070,246

Basic and dilutive earnings per sub-share certificate	$.23	$.19	$.87	$.51

Cash dividends per sub-share certificate	$–	$–	$.20	$.19

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$8,476,178	$5,144,701
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(296,519)	(178,136)
Depreciation and amortization	9,462	18,000
Loss on disposal of fixed assets	2,884	–
Changes in operating assets and liabilities:
Accrued receivables and other assets	(158,894)	(345,603)
Notes receivable for land sales	933,471	978,082
Accounts payable, accrued expenses
and other liabilities	39,087	(239,576)
Prepaid income taxes	(407,075)	929,077
Net cash provided by operating activities	8,598,594	6,306,545

Cash flows from investing activities:
Proceeds from sale of fixed assets	12,500	–
Purchase of fixed assets	(27,670)	(20,485)
Net cash used in investing activities	(15,170)	(20,485)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of
Proprietary Interest	(7,496,512)	(6,478,500)
Dividends paid	(1,968,061)	(1,930,444)
Net cash used in financing activities	(9,464,573)	(8,408,944)

Net decrease in cash and cash
equivalents	(881,149)	(2,122,884)

Cash and cash equivalents, beginning of period	8,151,209	9,654,379

Cash and cash equivalents, end of period	$7,270,060	$7,531,495

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2010 and the results of its operations for the three month and nine month periods ended September 30, 2010 and 2009, respectively, and its cash flows for the nine month periods ended September 30, 2010 and 2009, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2009 and 2008 and for each of the years in the three year period ended December 31, 2009 included in the Trust’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2009.

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

(3)
We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event.  We evaluated subsequent events through November 4, 2010, the date we issued these financial statements.

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

(6)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(7)	The results of operations for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

(8)
The Trust invests cash in excess of daily requirements primarily in U.S. Treasury Bills, certificates of deposit, bank deposits and savings accounts with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2010 and 2009 is summarized as follows:

	2010	2009

Income taxes paid	$4,547,250	$1,804,441

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

Results of Operations for the Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Earnings per sub-share certificate were $.23 for the third quarter of 2010 compared to $.19 for the third quarter of 2009.  Total operating and investing revenues were $3,894,375 for the third quarter of 2010 compared to $3,370,119 for the third quarter of 2009, an increase of 15.6%.  This increase in revenue was due primarily to increases in oil and gas royalties and, to a much lesser extent, easement and sundry income, partially offset by a decrease in interest revenues.

No land sales occurred during either the third quarter of 2010 or the third quarter of 2009.

Rentals, royalties and sundry income were $3,616,747 for the third quarter of 2010 compared to $3,055,608 for the third quarter of 2009, an increase of 18.4%.  This increase resulted primarily from an increase in oil and gas income, pipeline easement income and sundry income.

Oil and gas royalty revenue was $2,734,312 for the third quarter of 2010 compared to $2,254,192 for the third quarter of 2009, an increase of 21.3%.  Oil royalty revenue was $2,104,354 for the third quarter of 2010, an increase of 15.1% from the third quarter of 2009.  Crude oil production subject to the Trust’s royalty interest increased 3.3% in the third quarter of 2010 compared to the third quarter of 2009. The average price per royalty barrel received during the third quarter of 2010 increased 11.5% compared to the 2009 third quarter.  Gas royalty revenue was $629,958 for the third quarter of 2010, an increase of 47.8% from the third quarter of 2009.  This increase resulted from an increase of 5.7% in the volume of gas produced and a 40.0% increase in the average price of gas sold.

Easement and sundry income was $768,116 for the third quarter of 2010, an increase of  11.6%  from the third quarter of 2009.  This increase resulted primarily from an increase in pipeline easement income and sundry income.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $277,628 for the third quarter of 2010 compared to $314,511 for the third quarter of 2009, a decrease of 11.7%.  Interest income is comprised of interest on notes receivable from land sales and sundry interest from short-term investments of cash on hand.  Interest on notes receivable was $269,074 for the third quarter of 2010 compared to $302,656 for the third quarter of 2009, a decrease of 11.1%.  As of September 30, 2010 notes receivable for land sales were $14,795,454 compared to $16,678,145 at September 30, 2009, a decrease of 11.3%.  Sundry interest was $8,554 for the third quarter of 2010 compared to $11,855 for the third quarter of 2009, a decrease of  27.8%.  Sundry interest fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than income taxes increased 17.8% for the third quarter of 2010 compared to the third quarter of 2009.  This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas revenue discussed above.

General and administrative expenses for the third quarter of 2010 were $497,505 compared to $406,512 during the third quarter of 2009, an increase of 22.4%.  This increase in expenses is due primarily to an increase in legal expenses.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Earnings per sub-share certificate were $.87 for the first nine months of 2010, compared to $.51 for the first nine months of 2009.  Total operating and investing revenues were $14,626,364 for the first nine months of 2010 compared to $9,496,083 for the first nine months of 2009, an increase of 54.0%.  This increase in revenue and earnings was due primarily to increases in oil and gas royalty revenue, land sales, easement and sundry income and, to a lesser extent, rental income, which were partially offset by a decrease in interest income.

Land sales during the first nine months of 2010 totaled $1,935,070, representing the sale of 1,694 acres and 223 town lots (approximately 42 acres) at an average price of approximately $1,115 per acre, compared to $523,010 during the first nine months of 2009, representing the sale of approximately 695 acres at an average price of approximately $753 per acre.

Rentals, royalties, and sundry income were $11,849,194 for the first nine months of 2010 compared to $8,003,287 for the first nine months of 2009, an increase of 48.1%.  This increase resulted primarily from increases in oil and gas royalty income, easement and sundry income and, to a lesser extent, rental income.

Oil and gas royalty revenue was $8,383,789 for the first nine months of 2010 compared to $5,709,175 for the first nine months of 2009, an increase of 46.8%.  Oil royalty revenue was $6,225,344 for the first nine months of 2010, an increase of 40.5% from the first nine months of 2009.  Crude oil production subject to the Trust’s royalty interest decreased 7.1% for the first nine months of 2010 compared to the first nine months of 2009, but this decrease in volume was more than offset by a 51.1% increase in the average price per royalty barrel received during the first nine months of 2010 compared to the first nine months of 2009.  Gas royalty revenue was $2,158,445 for the first nine months of 2010, an increase of 68.9% from the first nine months of 2009.  This increase in gas royalty revenue resulted from an increase of 28.2% in the volume of gas produced and a 31.8% increase in the average price of gas sold during the first nine months of  2010 compared to the first nine months of 2009.

Easement and sundry income was $3,067,054 for the first nine months of 2010 compared to $1,907,175 for the first nine months of 2009, an increase of 60.8%.  This increase is primarily due to an increase in sundry income, as a result of a sale of pipe from an abandoned pipeline easement on Trust acreage for total proceeds of $999,558 and, to a lesser extent, an increase in sundry lease rental income and sundry income.  This category of income is unpredictable and may vary significantly from period to period.

Interest income, including interest on investments, was $842,100 for the first nine months of 2010 compared to $969,786 for the first nine months of 2009, a decrease of 13.2%.  Interest income is comprised of interest on notes receivable from land sales and sundry interest from short-term investments of cash on hand.  Interest on notes receivable for the first nine months of 2010 was $821,255, a decrease of 11.1% from the comparable period of 2009.   As of September 30, 2010, notes receivable from land sales were $14,795,454 compared to $16,678,145 at September 30, 2009, a decrease of 11.3%.  Sundry interest was $20,845 for the first nine months of 2010, a decrease of 54.7% from the first nine months of 2009.  Sundry interest income fluctuates based on cash on hand for investment and interest rates on short-term investments.

Taxes, other than income taxes increased 34.8% for the first nine months of 2010 compared to the first nine months of 2009.  This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas revenue discussed above.

General and administrative expenses increased 13.7% for the first nine months of 2010 compared to the first nine months of 2009.  This increase in expenses is due primarily to an increase in legal expenses, and to a lesser extent due to increases in general and employee pension expenses.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the third quarter of 2010, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub- share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2010	31,760		$26.74	–	–

August 1, through August 31, 2010	24,840		$28.19	–	–

September 1, through September 30, 2010	31,306		$34.33	–	–

Total	87,906	*	$29.85	–	–

* The Trust purchased and retired 87,906 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: November 4 , 2010	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 4, 2010	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.