Form 10-K
period 2010-12-31
TEXAS PACIFIC LAND TRUST
filed 2011-03-11
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-K

______________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $254,036,353.

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

(i)	During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of total revenues.

	2010	2009	2008
Oil and Gas Royalties	58%	66%	70%
Easements and Sundry Income	21%	16%	15%

(ii)	Texas Pacific is not in the business of development of new products.

(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)
During 2010, no single customer or group of affiliated customers accounted for ten percent (10%), or more, of Texas Pacific’s consolidated revenues.  Texas Pacific received $1,164,042, or approximately 10.1 percent of its oil and gas royalty income, during 2010 from 33 leases operated by Plains Marketing, L.P.

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

(xiii)	As of February 28, 2011, Texas Pacific had eight (8) full-time employees.

(d)   Financial Information about Geographic Areas.  Texas Pacific does not have any foreign operations.  For each of its last three fiscal years, all of the Trust’s revenues have been derived from, and all of its long-lived assets have been located in, the United States

(e)           Available Information.  The Trust makes available, free of charge, on or through its Internet website copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  We maintain our website at http://www.TPLTrust.com.  The information contained on our website is not part of this Report.

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

Our business and results of operations are affected by international, national and regional economic conditions.  Financial markets in the United States experienced severe disruption in the second half of 2008 and much of 2009.  The global economy was in a recession.  In 2010, the global economy began a gradual recovery.  While stabilization has begun, the economy remains fragile.  Downside risks remain for 2011, including continuing high unemployment, reduced consumer spending and high government deficits.  A recurrence of recessionary conditions or declining economic growth in the United States and elsewhere may lead to reduced industrial production which, in turn, may lead to lower demand and lower prices for oil and gas, which may adversely affect our results of operations.

The Trust’s oil and gas royalty revenue is dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas.  The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations.  Price fluctuations for oil and gas have been particularly volatile in recent years.  Although the Trust’s oil and gas royalties benefited from the substantial increases in the market prices for oil and gas which occurred during 2010, when lower market prices for oil and gas occur they will have an adverse effect on our oil and gas royalty revenues.

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

Item 1B:  Unresolved Staff Comments.

Not Applicable.

Item 2:  Properties.

At the time of filing of this Report on Form 10-K, Texas Pacific Land Trust owned the surface estate in 960,148 acres of land, comprised of numerous separate tracts, located in 20 counties in the western part of Texas.  There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts.

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

At December 31, 2010, grazing leases were in effect on 99 percent or approximately 950,616 acres of the Trust’s land.  The Trust regularly enters into grazing leases with many different local ranchers which grant the ranch owner lessees the right to graze livestock on the Trust’s properties.  These leases are generally in a standard form common in the locality.  Grazing leases are generally entered into for terms ranging from three (3) to five (5) years.  The

Trust generally retains the right to cancel a grazing lease upon thirty (30) days notice in the event of a sale of the land.  No individual grazing lease is material to the Trust.

Approximately 2,424 acres of land and 223 town lots, totaling approximately 43 acres, were sold in 2010.

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

Item 4:  Reserved.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange.  The range of reported sales prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2010		2009
	High	Low	High	Low

1st Quarter	$30.99	$25.15	$30.65	$16.30
2nd Quarter	$30.57	$25.60	$37.70	$23.99
3rd Quarter	$40.29	$25.58	$37.02	$27.50
4th Quarter	$43.97	$35.00	$32.97	$27.10

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.  Texas Pacific has paid a cash dividend once a year for the preceding 54 years.  The cash dividend was $.20 per Sub-share in 2010 and $.19 per Sub-share in 2009 and was paid during the first quarter of each year.  Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2011, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	412
TOTAL	412

The Trust did not sell any equity securities during the year ended December 31, 2010.

During the fourth quarter of 2010, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2010	36,397	$38.74	–	–
November 1, through November 30, 2010	23,274	$38.90	–	–
December 1, through December 31, 2010	24,297	$37.18	–	–
Total	83,968*	$38.33	–	–

*  The Trust purchased and retired 83,968 Sub-shares in the open market.

Item 6:  Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, were derived from our audited financial statements.  The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
Gross income	$20,091,672	$13,138,287	$19,525,012	$15,835,111	$23,022,482
Expenses	3,667,491	3,093,524	3,720,046	3,957,397	6,143,467
Income before income taxes	16,424,181	10,044,763	15,804,966	11,877,714	16,879,015
Income taxes	5,115,470	3,130,720	4,865,193	3,628,026	5,309,153
Net income	$11,308,711	$6,914,043	$10,939,773	$8,249,688	$11,569,862
Net income per Sub-share	$1.17	$.69	$1.06	$.78	$1.08
Dividends per Sub-share (1)	$.20	$.19	$.18	$.16	$.55
Average number of Sub-shares outstanding	9,679,921	10,018,028	10,354,408	10,536,367	10,695,644

	As of December 31,
	2010	2009	2008	2007	2006
Total assets, exclusive of property with no assigned value	$24,989,360	$26,787,620	$30,785,034	$32,656,735	$32,467,548
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

2010 Compared to 2009

Total operating revenues and investing revenues in 2010 aggregated $20,091,672, an increase of $6,953,385, or 52.9%, from the $13,138,287 of total operating revenues and investing revenues recorded in 2009.  This increase resulted primarily from increases in oil and gas royalty revenue, land sales, easements and sundry income and, to a much lesser extent, a modest increase in grazing lease revenue.  These increases were  partially offset by decreases in interest income from notes receivable and from investments.  Earnings per Sub-share certificate were $1.17 for 2010 compared to $.69 in 2009.  The Trust purchased and retired 346,070 Sub-shares during 2010, leaving 9,548,444 Sub-shares outstanding at December 31, 2010.

Land sales in 2010 were $2,738,070 compared to $523,010 in 2009, an increase of $2,215,060, or 423.5%.  A total of 2,424 acres and 223 town lots, totaling 43 acres, were sold in 2010 at an average price of $1,110 per acre, compared to 696 acres in 2009 at an average price per acre of $751.

Rentals, royalties and other income (including interest on investments) were $17,353,602 in 2010 compared to $12,615,277 in 2009, an increase of 37.6%.

Oil and gas royalty revenue in 2010 was $11,573,563 compared to $8,686,187 in 2009, an increase of 33.2%.  Oil royalty revenue was $8,815,689 and gas royalty revenue was $2,757,874 in 2010.  Crude oil production from Trust royalty wells decreased 4.6% in 2010 from 2009, but this decrease in the volume of oil produced was more than offset by a 35.4% increase in the average price per barrel of oil received by the Trust in 2010 compared to 2009.  Total gas production increased 19.1%, and the average price of gas increased by 24.3%, during 2010 compared to 2009.  The average prices per royalty barrel of crude oil for 2010 and 2009 were $74.57 and $55.06, respectively.

Grazing lease income in 2010 was $506,211 compared to $492,802 in 2009.

Interest revenue (including interest on investments) was $1,107,726 in 2010 compared to $1,269,907 in 2009, a decrease of 12.8%.  Interest on notes receivable amounted to $1,082,019 in 2010 compared to $1,216,480 in 2009.  At year end 2010, notes receivable from land sales were $14,342,898 compared to $15,728,925 at year end 2009.  Interest on investments amounted to $25,707 in 2010 and $53,427 in 2009, respectively.  Total principal cash payments on notes receivable were $1,386,027 in 2010 including $60,417 of prepaid principal.

Easement and sundry income revenue in 2010 was $4,166,102 compared to $2,166,381 in 2009.  The increase in easement and sundry income revenue was primarily attributable to increases in the amount of pipeline easement income and the amount of oil company damage settlements received in 2010 compared to 2009.  In addition, sundry income for 2010 includes proceeds of $999,558 from the sale of pipe from an abandoned pipeline easement on Trust acreage.  Easement and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes were $775,380 in 2010 compared to $611,448 in 2009.  Oil and gas production taxes were $612,362 in 2010 compared to $453,569 in 2009.  Ad valorem taxes were $112,531 in 2010 compared to $108,326 in 2009.  All other expenses were $2,892,111 in 2010 compared to $2,482,076 in 2009.

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

Easement and sundry income revenue in 2009 was $2,166,381 compared to $2,934,426 in 2008.  The decrease in easement and sundry income revenue was primarily attributable to decreases in the amount of pipeline easement income received and sundry income received in 2009 compared to 2008.  Easement and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes were $611,448 in 2009 compared to $898,619 in 2008.  Oil and gas production taxes were $453,569 in 2009 compared to $731,070 in 2008.  Ad valorem taxes were $108,326 in 2009 compared to $119,074 in 2008.  All other expenses were $2,482,076 in 2009 compared to $2,821,427 in 2008.

Liquidity

The Trust’s principal sources of liquidity are its revenues from oil and gas royalties, lease rentals and receipts of interest and principal payments on the notes receivable arising from its sales of land.  In the past, these sources have generated more than adequate amounts of cash to meet the Trust’s needs and, in the opinion of management, should continue to do so in the foreseeable future.

Off-Balance Sheet Arrangements

The Trust has not engaged in any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of December 31, 2010, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	269,867	70,400	140,800	58,667	–
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–
Total	$269,867	$70,400	$140,800	$58,667	$–

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable.  At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required.  Any required allowance for losses is recorded in the period of determination.  At December 31, 2010, and 2009, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure.  Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure.  Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable.  At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value.  Valuation of the real estate is based on the estimates of management and is subject to judgment.  At December 31, 2010 and 2009, no valuation allowances were recorded.

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

Year Ending December 31,	Maturity
2011	$1,434,436
2012	1,539,430
2013	1,627,183
2014	1,646,641
2015	1,766,693
Thereafter	6,328,515
$14,342,898

The Trust’s remaining financial instruments consist of cash, certificates of deposit, temporary cash investments and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8:  Financial Statements and Supplementary Data.

See the Index to Financial Statements included in Item 15.  The Financial Statements listed therein are incorporated herein by reference to pages F-1 through F-20 of this Report on Form 10-K.

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

(b)           Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2010.

(c)           Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the  Trust’s internal control over financial reporting.  This audit report appears on page F-1 of this Report.

(d)           Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B:  Other Information.

Not applicable.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

(a)           Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Maurice Meyer III	75	Trustee, Chairman of the Trustees, Chairman of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.
John R. Norris III	57	Trustee and Member of Nominating, Compensation and Governance Committee	Trustee since June 7, 2000.
James K. Norwood	69	Trustee, Member of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since June 14, 2006.

We believe Mr. Meyer’s qualifications to serve as a Trustee include the wealth of knowledge and understanding concerning the Trust which he has gained in his twenty (20) years of service as a Trustee.  In addition, prior to his retirement, he spent his entire career in the securities industry which enables him to bring particularized expertise to provide guidance and assistance to management in administering the Trust’s sub-share repurchase program prescribed by the terms of the Declaration of Trust.

We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces.  In addition to his ten (10) years experience as a Trustee, Mr. Norris advised the Trust on legal matters for many years prior to his election as a Trustee.

We believe Mr. Norwood’s extensive experience as a real estate appraiser in Texas makes him particularly well-suited to serve as a Trustee.  The Trust is a large landholder and Mr. Norwood’s real estate expertise is invaluable to the Trust in administering its holdings including its leasing and sale of land.

(b)           Executive Officers:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Roy Thomas	64	General Agent, Chief Executive Officer and Secretary
General Agent and Secretary of the Trust since January 1, 1995 and Chief Executive Officer since November 12, 2002.  Mr. Thomas had previously served as Assistant General Agent from December 1, 1992 through December 31, 1994.

David M. Peterson	45	Assistant General Agent and Chief Financial Officer	Assistant General Agent since January 1, 1997 and Chief Financial Officer since November 12, 2002.

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

(f)           Involvement in Certain Legal Proceedings.  During the past ten years, no Trustee or executive officer has been involved in any event reportable under this caption.

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

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
Roy Thomas	2010	$202,917	$25,000	$91,386	$12,175	$331,478
General Agent, Chief	2009	$197,917	$20,000	$77,359	$11,875	$307,151
Executive Officer	2008	$192,917	$20,000	$71,421	$11,575	$295,913
and Secretary

David M. Peterson	2010	$140,375	$20,000	$25,278	$8,423	$194,076
Assistant General	2009	$135,833	$10,000	$14,068	$8,150	$168,051
Agent and Chief	2008	$131,833	$10,000	$12,699	$7,910	$162,442
Financial Officer

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments during Last Fiscal Year

Roy Thomas	Texas Pacific Land Trust Revised Employees’ Pension Plan	24.0	$704,241	$0

David M. Peterson	Texas Pacific Land Trust Revised Employees’ Pension Plan	15.5	$106,763	$0

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

As of December 31, 2010, the annual accrued normal retirement benefits are estimated to be $69,285 and $30,527 for Mr. Thomas and Mr. Peterson, respectively.

The Plan provides for early retirement after 20 years of service with the Trust.  Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement.  If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55.  The annual early retirement benefit payable to Mr. Thomas as of January 1, 2011 is estimated to be $65,821.  Mr. Peterson is not currently eligible for an early retirement benefit.

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

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class
Donald W. Hodges (1) 2905 Maple Ave. Dallas, TX 75201	548,242	Sub-share certificates	5.7%

Select Equity Group (2) 380 Lafayette Street, 6th floor New York, NY 10003	899,339	Sub-share certificates	9.29%

Kinetics Asset Management, Inc. 470 Park Avenue South, 4th Floor South, New York, New York 10016	763,106	Sub-share certificates	7.92%

_______________________
(1)
The information set forth is based on a joint filing on Schedule 13G made on December 31, 2010 by Donald W. Hodges (“Hodges”), First Dallas Holdings, Inc. (“Holdings”), First Dallas Securities, Inc. (“Securities”), Hodges Capital Management, Inc. (“HCM”), Hodges Fund (“HF”), Hodges Small Cap Fund (“HSCF”), Hodges Blue Chip 25 Fund (“HBCF”) and Hodges Pure Contrarian Fund (“HPCF”).  According to the filing, (i) Hodges shares voting power with respect to 443,500 of the Sub-share certificates and shares dispositive power with respect to 548,242 of the Sub-share certificates, (ii) Holdings shares voting power with respect to 443,500 of the Sub-share certificates and shares dispositive power with respect to 548,242 of the Sub-share certificates, (iii) Securities shares dispositive power with respect to 30,180 of the Sub-share certificates, (iv) HCM shares voting power with respect to 442,800 of the Sub-share certificates and shares dispositive power with respect to 517,362 of the Sub-share certificates, (v) HF shares voting and dispositive power with respect to 408,000 of the Sub-share certificates, (vi) HSCF shares voting and dispositive power with respect to 30,000 of the Sub-share certificates, (vii) HBCF shares voting and dispositive power with respect to 3,800 of the Sub-share certificates, and (viii) HPCF shares voting and dispositive power with respect to 3,000 of the Sub-share certificates.  The Schedule 13G indicates that (A) Securities is a broker-dealer and an investment adviser, (B) HCM is an investment adviser, (C) HF is an investment company, (D) HSCF is an investment company, (E) HBCF is an investment company, and (F) HPCF is a holding company.  The Schedule 13G further indicates that Hodges is the controlling shareholder of Holdings, that Holdings is the parent holding company of Securities and HCM and that HF, HSCF, HBCF and HPCF are all series of an investment company as to which HCM serves as the investment adviser.  The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(2)
The information set forth is based on a joint filing on Schedule 13G/A made on February 15, 2011 by Select Equity Group, Inc. (“Select Equity”), Select Offshore Advisors, LLC (“Select Offshore”) and George S. Loening (“Loening”).  According to the Schedule 13G/A (i) Select Equity has sole voting power and sole dispositive power with respect to 528,583 of the Sub-share certificates, (ii) Select Offshore has sole voting and sole dispositive power with respect to 370,756 of the Sub-share certificates and (iii) Loening has sole voting and sole dispositive power with respect to all of the Sub-share certificates.  According to the Schedule 13G/A Loening is the controlling shareholder of Select Equity and the Manager of Select Offshore and has the power to vote or to direct the voting of, and the power to dispose or to direct the disposition of, all of the Sub-share certificates held by Select Equity and Select Offshore.  The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(3)
The information set forth is based on a filing on Schedule 13G made on January 31, 2011 by Kinetics Asset Management, Inc. (“Kinetics”).  According to the Schedule 13G, Kinetics has sole voting power and sole dispositive power with respect to 763,106 of the Sub-share certificates.  The filing indicates that Kinetics is an investment adviser and that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(b)           Security Ownership of Management:  The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 28, 2011		Percent of Class
Sub-share certificates:	Maurice Meyer III	74,750	(2)	*
Sub-share certificates:	John R. Norris III	1,000		*
Sub-share certificates:	James K. Norwood	1,300		*
Sub-share certificates:	Roy Thomas	1,000		*
Sub-share certificates:	David M. Peterson	--		--
Sub-share certificates:	All Trustees and Officers as a Group	78,050		0.8%

_______________________
*Indicates ownership of less than 1% of the class.

(1)
The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.  The figures set forth in the table represent Sub-share certificates.  On February 28, 2011, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

(2)	Does not include 11,500 Sub-shares owned by the wife of Mr. Meyer with respect to which Mr. Meyer disclaims any beneficial ownership.

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

Item 14:  Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, PLLC (“Lane Gorman Trubitt”) during 2010 and 2009 were furnished at customary rates.  A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2010 and 2009 is set forth below:

Audit Fees.  Lane Gorman Trubitt billed the Trust approximately $81,600 in 2010 and $77,600 in 2009 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2010 and 2009.

Audit-Related Fees.  Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2010 or 2009 not included in “Audit Fees”, above.

Tax Fees.  Lane Gorman Trubitt did not bill the Trust for any tax fees in 2010 or 2009.

All Other Fees.  Lane Gorman Trubitt did not bill the Trust any other fees in either 2010 or 2009.

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

PART IV

Item 15:  Exhibits and Financial Statement Schedules.

(a)           Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-20 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2010 and 2009

Statements of Income – Years Ended December 31, 2010, 2009 and 2008

Statements of Net Proceeds from All Sources – Years Ended December 31, 2010, 2009 and 2008

Statements of Cash Flows – Years Ended December 31, 2010, 2009 and 2008

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)           Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2011.

TEXAS PACIFIC LAND TRUST
By:	/s/ Roy Thomas
Roy Thomas General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 2011.

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

Lane Gorman Trubitt, PLLC
Accountants & Advisors

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders
Texas Pacific Land Trust

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2010 and 2009 and the related statements of income, net proceeds from all sources, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A trust’s internal control over financial reporting includes those policies and procedures that (1)

Members: AICPA, The Leading Edge Alliance
2626 Howell Street  l  Suite 700  l  Dallas, TX   75204  l  214.871.7500  l  Toll Free 877.231.7500  l  Fax 214.871.0011  l  www.lgt-cpa.com

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of management and trustees of the Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Lane Gorman Trubitt, PLLC

Dallas, Texas
March 11, 2011

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS
December 31, 2010 and 2009

ASSETS	2010	2009

Cash and cash equivalents	$7,149,552	$8,151,209
Accrued receivables	2,164,842	1,630,220
Other assets	73,259	73,245
Prepaid income taxes	57,893	—
Notes receivable for land sales ($1,434,436 due in 2011 and
$1,378,718 due in 2010) (note 2)	14,342,898	15,728,925
Water wells, leasehold improvements, furniture, and equipment –
at cost less accumulated depreciation	39,412	42,517
Real estate acquired (notes 2 and 4)	1,161,504	1,161,504
Real estate and royalty interests assigned through
the 1888 Declaration of Trust, no value assigned (note 2):
Land (surface rights) situated in twenty counties in Texas –
949,423 acres in 2010 and 951,760 acres in 2009	—	—
Town lots in Loraine and Morita, Texas – 318 lots in 2010 and
541 lots in 2009	—	—
1/16 nonparticipating perpetual royalty interest in
386,987.70 acres	—	—
1/128 nonparticipating perpetual royalty interest in
85,413.60 acres	—	—
Total assets	$24,989,360	$26,787,620
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$976,202	$753,328
Income taxes payable	149,233	198,087
Other taxes payable	87,424	65,774
Unearned revenue (note 2)	755,199	767,233
Deferred taxes (note 6)	4,282,733	4,727,506
Pension plan liability	436,343	571,695
Total liabilities	6,687,134	7,083,623
Commitments and contingencies (note 7)	—	—

Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each;
Outstanding 0 Certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 9,548,444 Sub-shares
in 2010 and 9,894,514 Sub-shares in 2009	—	—
Accumulated other comprehensive income (loss)	(515,724)	(488,348)
Net proceeds from all sources	18,817,950	20,192,345

Total capital	18,302,226	19,703,997

Total liabilities and capital	$24,989,360	$26,787,620

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income:
Oil and gas royalties	$11,573,563	$8,686,187	$13,694,843
Grazing lease rentals	506,211	492,802	482,193
Land sales	2,738,070	523,010	823,440
Interest income from notes receivable	1,082,019	1,216,480	1,361,364
Easements and sundry income	4,166,102	2,166,381	2,934,426
	20,065,965	13,084,860	19,296,266
Expenses:
Taxes, other than income taxes	775,380	611,448	898,619
Salaries and related employee benefits	1,003,748	999,116	890,077
General expense, supplies, and travel	537,127	519,613	572,947
Legal and professional fees	1,327,845	913,206	1,313,600
Depreciation	15,391	42,141	36,803
Trustees’ compensation	8,000	8,000	8,000
	3,667,491	3,093,524	3,720,046
Operating income	16,398,474	9,991,336	15,576,220
Interest income earned from investments	25,707	53,427	228,746
Income before income taxes	16,424,181	10,044,763	15,804,966
Income taxes (note 6):
Current	5,545,503	3,620,265	5,488,866
Deferred	(430,033)	(489,545)	(623,673)
	5,115,470	3,130,720	4,865,193
Net income	$11,308,711	$6,914,043	$10,939,773
Net income per Sub-share Certificate	$1.17	$0.69	$1.06

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
Years Ended December 31, 2010, 2009 and 2008

	Sub-share	Accumulated
	Certificates of	Other	Net Proceeds
	Proprietary	Comprehensive	From All
	Interest	Income (Loss)	Sources	Total
Balances at December 31, 2007	10,488,375	$(257,842)	$25,147,381	$24,889,539
Net income	—	—	10,939,773	10,939,773
Amortization of net actuarial costs and prior service
costs, net of income taxes of $6,426	—	11,936	—	11,936
Net actuarial loss on pension plan,
net of income taxes of $(206,322)	—	(383,169)	—	(383,169)
Total comprehensive income	—	—	—	$10,568,540
Cost of 282,229 Sub-share Certificates
in Certificates of Proprietary Interest
purchased and cancelled	(282,229)	—	(10,048,739)	(10,048,739)
Dividends paid - $.18 per Sub-share
Certificate	—	—	(1,884,668)	(1,884,668)
Balances at December 31, 2008	10,206,146	(629,075)	24,153,747	23,524,672
Net income	—	—	6,914,043	6,914,043
Amortization of net actuarial costs and prior service
costs, net of income taxes of $27,956	—	51,918	—	51,918
Net actuarial gain on pension plan,
net of income taxes of $47,820	—	88,809	—	88,809
Total comprehensive income	—	—	—	$7,054,770
Cost of 311,632 Sub-share Certificates
in Certificates of Proprietary Interest
purchased and cancelled	(311,632)	—	(8,945,001)	(8,945,001)
Dividends paid - $.19 per Sub-share
Certificate	—	—	(1,930,444)	(1,930,444)
Balances at December 31, 2009	9,894,514	(488,348)	20,192,345	19,703,997
Net income	—	—	11,308,711	11,308,711
Amortization of net actuarial costs and prior service
costs, net of income taxes of $20,989	—	38,979	—	38,979
Net actuarial loss on pension plan,
net of income taxes of $(35,729)	—	(66,355)	—	(66,355)
Total comprehensive income	—	—	—	$11,281,335
Cost of 346,070 Sub-share Certificates
in Certificates of Proprietary Interest
purchased and cancelled	(346,070)	—	(10,715,045)	(10,715,045)
Dividends paid - $.20 per Sub-share
Certificate	—	—	(1,968,061)	(1,968,061)
Balances at December 31, 2010	9,548,444	$(515,724)	$18,817,950	$18,302,226

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income	$11,308,711	$6,914,043	$10,939,773
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(444,773)	(413,769)	(823,569)
Depreciation and amortization	15,391	42,142	36,803
Loss on disposal of fixed assets	2,884	14,311	8,235
Changes in operating assets and liabilities:
Accrued receivables and other assets	(534,636)	(451,198)	370,447
Income taxes payable	(48,854)	198,087	—
Prepaid income taxes	(57,893)	982,350	(919,436)
Notes receivable for land sales	1,386,027	1,927,302	1,969,395
Real estate acquired	—	—	(77,952)
Accounts payable, accrued expenses
and other liabilities	69,762	179,670	(54,498)

Net cash provided by operating
activities	11,696,619	9,392,938	11,449,198
Cash flows from investing activities:
Proceeds from sale of fixed assets	12,500	9,000	14,000
Purchase of fixed assets	(27,670)	(29,663)	(28,614)
Net cash used in investing activities	(15,170)	(20,663)	(14,614)
Cash flows from financing activities:
Purchase of Sub-share Certificates in
Certificates of Proprietary Interest	(10,715,045)	(8,945,001)	(10,048,739)
Dividends paid	(1,968,061)	(1,930,444)	(1,884,668)
Net cash used in financing activities	(12,683,106)	(10,875,445)	(11,933,407)
Net decrease in cash and
cash equivalents	(1,001,657)	(1,503,170)	(498,823)
Cash and cash equivalents, beginning of period	8,151,209	9,654,379	10,153,202
Cash and cash equivalents, end of period	$7,149,552	$8,151,209	$9,654,379

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2010, 2009 and 2008

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

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

Cash and cash equivalents consist of certificates of deposit, bank deposit and savings accounts. The Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  At times the cash may

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

exceed federally insured limits.  The Trust maintains its cash and cash equivalents in large financial institutions.  The Trust monitors the credit quality of these institutions and does not anticipate any losses.

Cash disbursed for income taxes in 2010, 2009 and 2008 was $5,652,250, $2,589,441, and $6,408,302, respectively.  New loans made by the Trust in connection with land sales amounted to $0, $0, and $394,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(e)	Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and unpaid interest on notes receivable for land sales.  Accrued receivables are reflected at their net realizable value based on historical royalty and interest receipt information and other factors anticipated to affect valuation.  A valuation allowance is recorded if amounts expected to be received are considered impaired.  No allowance was considered necessary at December 31, 2010 and 2009.

(f)	Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from three to five years.  Accumulated depreciation as of December 31, 2010 and 2009 is $100,763 and $100,743, respectively.

(g)	Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any.  The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust.   Notes receivable bear interest rates ranging from 7.0% to 9.0% as of December 31, 2010 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.2% as of December 31, 2010.  The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2010, 2009 and 2008 were $60,417, $665,604, and $1,025,354, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value.

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable.  Accounts are considered delinquent thirty days after the contractual due dates.  At the point in time that notes receivable become

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2010 and 2009.

Three customers represented approximately 86% of notes receivable at December 31, 2010 and 2009, respectively.

The maturities of notes receivable for each of the five years subsequent to December 31, 2010 are:

Year ending December 31,	Amount
2011	$1,434,436
2012	1,539,430
2013	1,627,183
2014	1,646,641
2015	1,766,693
Thereafter	6,328,515
$14,342,898

(h)	Real Estate Acquired

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

of this matter can no longer be significant to the Trust’s financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties.  Minimal, if any, real estate improvements are made to land.

(j)	Net Income per Sub-share

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (9,679,921 in 2010, 10,018,028 in 2009, and 10,354,408 in 2008).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The liability for unrecognized tax benefits is zero at December 31, 2010 and 2009.

(l)	Recent Accounting Pronouncements

In May 2009, the FASB issued guidance that established accounting and reporting standards for events that occur after the balance sheet date but before the financial

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

statements are issued or are available to be issued.  This guidance was effective for the period ended December 31, 2009 and the adoption did not have a significant impact on the Trust’s financial statements.

In June 2009, the FASB issued guidance that designated the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this accounting standard did not have a material impact on the Trust’s financial position, results of operations and cash flows.

 In July 2010, the FASB issued guidance on enhancing disclosures with respect to the credit quality of financing receivables and the allowance for credit losses.  The adoption of this accounting standard did not have a material impact on the Trust’s financial statements.

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

Real estate acquired included the following activity for the years ended December 31, 2010 and 2009:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

	2010		2009
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,793.23	$1,161,504	10,793.23	$1,161,504

Additions	—	—	—	—
Sales	—	—	—	—
Balance at December 31:	10,793.23	$1,161,504	10,793.23	$1,161,504

No valuation allowance was necessary at December 31, 2010 and 2009.

(5)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service.  Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $43,824, $43,071, and $42,351, in 2010, 2009, and 2008, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2010 and 2009 using a measurement date of December 31:

	2010	2009
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$2,796,056	$2,715,460
Service cost	96,251	93,366
Interest cost	169,460	161,591
Actuarial (gain) loss	99,013	(87,321)
Benefits paid	(87,040)	(87,040)
Projected benefit obligation at end of year	$3,073,740	$2,796,056

Change in plan assets:
Fair value of plan assets at beginning of year	$2,224,361	$2,023,458
Actual return on plan assets	150,076	187,943
Contributions by employer	350,000	100,000
Benefits paid	(87,040)	(87,040)
Fair value of plan assets at end of year	$2,637,397	$2,224,361
Unfunded status at end of year	$(436,343)	$(571,695)

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

Amounts recognized in the balance sheets as of December 31 consist of:

	2010	2009

Assets	$—	$—
Liabilities	(436,343)	(571,695)
	$(436,343)	$(571,695)

Amounts recognized in accumulated other comprehensive income (loss) consist of the following at December 31:
	2010	2009

Net actuarial loss	$(760,309)	$(708,778)
Prior service cost	(33,113)	(42,529)

Amounts recognized in accumulated other comprehensive
income (loss), before taxes	(793,422)	(751,307)
Income tax benefit	277,698	262,959
Amounts recognized in accumulated other comprehensive
income (loss), after taxes	$(515,724)	$(488,348)

Net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 include the following components:

	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$96,251	$93,366	$90,497
Interest cost	169,460	161,591	157,328
Expected return on plan assets	(153,147)	(138,635)	(166,311)
Amortization of unrecognized gains	50,553	65,816	4,305
Amortization of prior service cost	9,416	14,057	14,057
Net periodic benefit cost	$172,533	$196,195	$99,876

Other changes in plan assets and benefit obligations recognized in other comprehensive  income:

	2010	2009	2008
Net actuarial (gain) loss	$102,084	$(136,629)	$589,491
Recognized actuarial loss	(50,553)	(65,816)	(4,305)
Recognized prior service cost	(9,416)	(14,057)	(14,057)
Total recognized in other comprehensive income, before taxes	$42,115	$(216,502)	$571,129
Total recognized in net benefit cost and other comprehensive income, before taxes	$214,648	$(20,307)	$671,005

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income (loss)  into net periodic benefit cost over the next fiscal year are $58,443 and $50,313, respectively.

The following table summarizes the projected benefit obligations in excess of Plan assets and the accumulated benefit obligation in excess of Plan assets at December 31, 2010 and 2009:

	2010	2009
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$3,073,740	$2,796,056
Fair value of plan assets	$2,637,397	$2,224,361
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$2,559,433	$2,285,280
Fair value of plan assets	$2,637,397	$2,224,361

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2010, 2009, and 2008:

	2010	2009	2008
Weighted average assumptions used to
determine benefit obligations as of December 31:
Discount rate	5.75%	6.25%	6.25%
Rate of compensation increase	7.29	7.29	7.29

Weighted average assumptions used to determine
benefit costs for the years ended December 31:
Discount rate	6.25%	6.25%	6.25%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

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

December 31, 2010, 2009 and 2008

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.

The fair value accounting standards establish a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from independent sources.  Unobservable inputs reflect our assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs used in measuring fair value, as follows:

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

The fair values of plan assets by major asset category at December 31, 2010 and 2009, respectively, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$117,480	$117,480	$—	$—
Equities
Unit Investment Trusts	—	—	—	—
Mutual Funds
Income Growth Funds	514,254	514,254	—	—
Corporate Bond Funds	—	—	—	—
Fixed Income Funds	2,005,663	2,005,663	—	—
Total	$2,637,397	$2,637,397	$—	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$8,479	$8,479	$—	$—
Equities
Unit Investment Trusts	341,070	—	341,070	—
Mutual Funds
Income Growth Funds	412,653	412,653	—	—
Corporate Bond Funds	347,188	347,188	—	—
Fixed Income Funds	1,114,971	1,114,971	—	—
Total	$2,224,361	$1,883,291	$341,070	$—

Management intends to fund the minimum ERISA amount for 2011.  The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

Year ending December 31,	Amount
2011	$110,454
2012	172,374
2013	170,632
2014	200,633
2015	197,603
2016 to 2020	1,148,099

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

(6)	Income Taxes

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

	2010	2009	2008
Computed tax expense at the statutory rate	$5,584,222	$3,415,219	$5,373,688
Reduction in income taxes resulting from:
Statutory depletion	(614,358)	(467,834)	(720,714)
State taxes	140,559	197,767	267,302
Other, net	5,047	(14,432)	(55,083)
	$5,115,470	$3,130,720	$4,865,193

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Basis difference in pension plan liability	$148,357	$200,093
Total deferred tax assets	148,357	200,093

Basis differences in real estate acquired through foreclosure	226,378	233,036
Deferred installment revenue on land sales for tax purposes	4,204,712	4,694,563
Total deferred tax liability	4,431,090	4,927,599
Net deferred tax liability	$4,282,733	$4,727,506

The Trust files a United States Federal income tax return.  With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2008.

(7)	Lease Commitments

The Trust is a lessee under an operating lease in connection with its administrative offices located in Dallas, Texas.  This lease agreement requires monthly rent of approximately $5,867 and expires in October 2014.  Future minimum lease payments were as follows at December 31, 2010:

Year ending December 31,	Amount
2011	$70,400
2012	70,400
2013	70,400
2014	58,667
Thereafter	-
$269,867

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

Rent expense amounted to $70,400, $70,400, and $60,253 for the years ended December 31, 2010, 2009, and 2008, respectively.

(8)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2010 and 2009.

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

At their February 2011 meeting, the Trustees declared a cash dividend of $.21 per sub-share, payable March 11, 2011 to sub-share holders of record at the close of business on March 4, 2011.

(10)	Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2010, 2009 and 2008, respectively: oil (in barrels) – 118,220, 123,935, and 99,287, and gas (in thousands of cubic feet) – 499,615,

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2010, 2009 and 2008

419,440, and 434,382.  Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

(11)	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2010 and 2009:

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Income	$5,465,308	$3,894,375	$6,480,591	$4,251,398
Income before income taxes	$4,125,314	$3,211,679	$5,594,027	$3,493,161
Net income	$2,832,533	$2,228,177	$3,805,534	$2,442,467
Net income per Sub-share Certificate	$0.30	$0.23	$0.39	$0.25

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Income	$3,642,204	$3,370,119	$4,259,887	$1,866,077
Income before income taxes	$2,516,078	$2,806,404	$3,508,751	$1,213,530
Net income	$1,769,342	$1,953,704	$2,428,849	$762,152
Net income per Sub-share Certificate	$0.18	$0.19	$0.24	$0.07

INDEX OF EXHIBITS

Exhibit Number	Description

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