Form 10-Q
period 2011-03-31
TEXAS PACIFIC LAND TRUST
filed 2011-05-05
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________

FORM 10-Q

_____________________

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the quarterly period ended March 31, 2011

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

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters.  All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law.  All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2010, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	March 31,	December 31,
Assets	2011	2010
	(Unaudited)

Cash and cash equivalents	$8,126,107	$7,149,552
Accrued receivables	2,382,896	2,164,842
Other assets	51,281	73,259
Prepaid income taxes	–	57,893
Notes receivable for land sales	12,913,933	14,342,898
Water wells, leasehold improvements, furniture, and equipment
- at cost less accumulated depreciation	36,292	39,412
Real estate acquired:
(10,793 acres at March 31, 2011 and December 31, 2010)	1,161,504	1,161,504
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in
Texas – 949,355 acres in 2011 and 949,423 acres in 2010	–	–

Town lots in Loraine – 318 lots in 2011 and in 2010	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2011 and 2010	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2011 and 2010	–	–
	$24,672,013	$24,989,360

Liabilities and Capital

Accounts payable and accrued expenses	$1,126,308	$976,202
Income taxes payable	2,109,812	149,233
Other taxes payable	131,952	87,424
Unearned revenues	755,199	755,199
Deferred taxes	3,795,432	4,282,733
Pension plan liability	464,484	436,343
Total liabilities	8,383,187	6,687,134

Capital:
Certificates of Proprietary Interest, par value $100
each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary
Interest, par value $.03 1/3 each; outstanding:
9,468,591 Sub-shares in 2011 and 9,548,444 Sub-shares in 2010	–	–
Other comprehensive income (loss)	(505,979)	(515,724)
Net proceeds from all sources	16,794,805	18,817,950
Total capital	16,288,826	18,302,226
	$24,672,013	$24,989,360

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Income:
Rentals, royalties and sundry income	$4,955,256	$3,599,915
Land sales	511,500	367,320
Interest income from notes receivable	249,012	277,947
	5,715,768	4,245,182
Expenses:
Taxes, other than income taxes	229,458	204,454
General and administrative expenses	605,157	553,783
	834,615	758,237
Operating income	4,881,153	3,486,945
Interest income earned from investments	4,340	6,216

Income before income taxes	4,885,493	3,493,161
Income taxes	1,525,924	1,050,694
Net income	$3,359,569	$2,442,467

Average number of sub-share certificates
and equivalent sub-share certificates
outstanding	9,518,001	9,860,238

Basic and dilutive earnings per sub-share certificate	$.35	$.25

Cash dividends per sub-share certificate	$.21	$.20

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,359,569	$2,442,467
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(487,301)	(76,543)
Depreciation and amortization	3,120	3,462
Loss on disposal of fixed assets	–	2,884
Changes in operating assets and liabilities:
Accrued receivables and other assets	(196,076)	(262,598)
Notes receivable for land sales	1,428,965	243,000
Accounts payable, accrued expenses
and other liabilities	232,520	109,397
Income taxes payable	2,018,472	1,074,226
Net cash provided by operating activities	6,359,269	3,536,295

Cash flows from investing activities:
Proceeds from sale of fixed assets	–	12,500
Purchase of fixed assets	–	(27,670)
Net cash used in investing activities	–	(15,170)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of
Proprietary Interest	(3,382,481)	(2,448,092)
Dividends paid	(2,000,233)	(1,968,061)
Net cash used in financing activities	(5,382,714)	(4,416,153)

Net increase (decrease) in cash and cash
equivalents	976,555	(895,028)

Cash and cash equivalents, beginning of period	7,149,552	8,151,209

Cash and cash equivalents, end of period	$8,126,107	$7,256,181

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes To Unaudited Financial Statements

March 31, 2011

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2011 and the results of its operations for the three month periods ended March 31, 2011 and 2010, respectively, and its cash flows for the three month periods ended March 31, 2011 and 2010, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2010 and 2009 and for each of the years in the three year period ended December 31, 2010 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)
We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event.  We evaluated subsequent events through May 5, 2011, the date we issued these financial statements.

(3)
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

(4)
The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.

(5)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

(7)
The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2011 and 2010 is summarized as follows:

	2011	2010

Income taxes paid	$ –	$60,000

(8)
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2010, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report.  Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance.  Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

Earnings per Sub-share certificate were $.35 for the first quarter of 2011 compared to $.25 for the first quarter of 2010.  Total operating and investing revenues for the first quarter of 2011 were $5,720,108 compared to $4,251,398 for the first quarter of 2010, an increase of 34.5%.  This increase in revenue and earnings was due primarily to increases in easement and sundry income, oil royalty revenue and land sales, which were partially offset by decreases in gas royalty revenue and interest income.

In the first quarter of 2011 the Trust sold approximately 68 acres for a total of $511,500, or approximately $7,500 per acre. In the first quarter of 2010 the Trust sold approximately 1,381 acres and 223 town lots (approximately 42 acres) for a total of $367,320, or approximately $258 per acre.

Rentals, royalties and sundry income were $4,955,256 during the first quarter of 2011 compared to $3,599,915 during the first quarter of 2010, an increase of 37.6%.  This increase resulted primarily from increases in easement and sundry income and oil royalty income.

Oil and gas royalty revenue was $3,476,221 for the first quarter of 2011, compared to $2,946,538 for the first quarter of 2010, an increase of 18.0%.  Oil royalty revenue was $2,716,166 for the first quarter of 2011, an increase of 30.2% from the first quarter of 2010.  This increase was due to increases in both price and volume.  The average price per royalty barrel of crude oil during the first quarter of 2011 was 14.9% higher than the average price prevailing during the first quarter of 2010.  In addition, crude oil production subject to the Trust’s royalty interest increased 13.4% in first quarter of 2011 compared to the first quarter of 2010.  Gas royalty revenue was $760,055 for the first quarter of 2011, a decrease of 11.7% from the first quarter of 2010 when gas royalty income was $861,134.  This decrease in gas royalty income is attributable to a volume decrease of 2.4% and a price decrease of 9.5% in the 2011 first quarter compared to the first quarter of 2010.

Easement and sundry income was $1,383,516 for the first quarter of 2011, an increase of 147.2% compared to the first quarter of 2010.  This increase is primarily due to increases in sundry income, sundry lease rental income and pipeline easement income.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $253,352 for the first quarter of 2011, a decrease of 10.8% from the first quarter of 2010.  Interest on notes receivable was $249,012 for the first quarter of 2011, a decrease of 10.4% compared to the first quarter of 2010.  As of March 31, 2011 notes receivable for land sales were $12,913,933 compared to $15,485,925 at March 31, 2010.  Sundry interest was $4,340 for the first quarter of 2011 compared to $6,216 for the first quarter of 2010 a decrease of 30.2%.  Sundry interest is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 12.2% for the first quarter of 2011 compared to the first quarter of 2010.  The increase is primarily due to the increase in oil production taxes which resulted from the increase in oil royalty revenue discussed above.

General and administrative expenses for the first quarter of 2011 were up 9.3% compared to the first quarter of 2010.  This increase was primarily due to increases in listing, registrar and transfer agent, and audit fees, which were partially offset by a decline in legal expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2010.

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

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2011, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2011	23,524	$36.76	–	–
February 1, through February 28, 2011	21,679	$43.82	–	–
March 1, through March 31, 2011	34,650	$45.25	–	–
Total	79,853*	$42.36	–	–

*  The Trust purchased and retired 79,853 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)
Date: May 5, 2011	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 5, 2011	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.