Form 10-Q
period 2011-06-30
TEXAS PACIFIC LAND TRUST
filed 2011-08-05
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_____________________

FORM 10-Q
_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents	$8,091,223	$7,149,552
Accrued receivables	2,417,385	2,164,842
Other assets	29,304	73,259
Prepaid income taxes	–	57,893
Notes receivable for land sales	12,534,550	14,342,898
Water wells, leasehold improvements, furniture and equipment – at cost less accumulated depreciation	50,065	39,412
Real estate acquired: (10,793 acres at June 30, 2011 and December 31, 2010)	1,161,504	1,161,504
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in Texas – 942,679 acres in 2011 and 949,423 acres in 2010	–	–

Town lots in Loraine – 318 lots in 2011 and 2010	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2011 and 2010	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2011 and 2010	–	–
	$24,284,031	$24,989,360
Liabilities and Capital
Accounts payable and accrued expenses	$987,175	$976,202
Income taxes payable	540,297	149,233
Other taxes payable	170,881	87,424
Unearned revenues	755,199	755,199
Deferred taxes	3,677,058	4,282,733
Pension plan liability	492,625	436,343
Total liabilities	6,623,235	6,687,134
Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 9,381,801 Sub-shares in 2011 and 9,548,444 Sub-shares in 2010	–	–
Other comprehensive loss	(496,234)	(515,724)
Net proceeds from all sources	18,157,030	18,817,950
Total capital	17,660,796	18,302,226
	$24,284,031	$24,989,360

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income:
Rentals, royalties and sundry income	$4,885,782	$4,632,532	$9,841,038	$8,232,447
Land sales	3,680,500	1,567,750	4,192,000	1,935,070
Interest income from notes receivable	228,314	274,234	477,326	552,181
	8,794,596	6,474,516	14,510,364	10,719,698

Expenses:
Taxes, other than income taxes	234,468	188,581	463,926	393,035
General and administrative expenses	551,968	697,983	1,157,125	1,251,766
	786,436	886,564	1,621,051	1,644,801
Operating income	8,008,160	5,587,952	12,889,313	9,074,897
Interest income earned from investments	4,391	6,075	8,731	12,291

Income before income taxes	8,012,551	5,594,027	12,898,044	9,087,188
Income taxes	2,596,622	1,788,493	4,122,546	2,839,187
Net income	$5,415,929	$3,805,534	$8,775,498	$6,248,001

Average number of sub-share certificates and equivalent sub-share certificates outstanding	9,432,205	9,767,077	9,460,805	9,797,930

Basic and dilutive earnings per sub-share certificate	$.58	$.39	$.93	$.64

Cash dividends per sub-share certificate	$–	$–	$.21	$.20

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,775,498	$6,248,001
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(605,675)	(194,900)
Depreciation and amortization	6,240	6,462
Loss on disposal of fixed assets	–	2,884
Changes in operating assets and liabilities:
Accrued receivables and other assets	(208,588)	(186,094)
Prepaid income taxes	57,893	-
Notes receivable for land sales	1,808,348	615,078
Accounts payable, accrued expenses and other liabilities	170,202	21,365
Income taxes payable	391,064	449,162
Net cash provided by operating activities	10,394,982	6,961,958

Cash flows from investing activities:
Proceeds from sale of fixed assets	–	12,500
Purchase of fixed assets	(16,893)	(27,670)
Net cash used in investing activities	(16,893)	(15,170)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(7,436,185)	(4,872,350)
Dividends paid	(2,000,233)	(1,968,061)
Net cash used in financing activities	(9,436,418)	(6,840,411)

Net increase in cash and cash equivalents	941,671	106,377

Cash and cash equivalents, beginning of period	7,149,552	8,151,209

Cash and cash equivalents, end of period	$8,091,223	$8,257,586

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2011

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2011 and the results of its operations for the three month and six month periods ended June 30, 2011 and 2010, respectively, and its cash flows for the six month periods ended June 30, 2011 and 2010, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2010 and 2009 and for each of the years in the three year period ended December 31, 2010 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)
We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event.  We evaluated subsequent events through August 5, 2011, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

(7)
The Trust invests cash in excess of daily requirements primarily in bank deposits, savings accounts and certificates of deposit with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010

Income taxes paid	$4,289,759	$2,598,902

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

Results of Operations for the Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Earnings per Sub-share certificate were $.58 for the second quarter of 2011, compared to $.39 for the second quarter of 2010.  Total operating and investing revenues were $8,798,987 for the second quarter of 2011 compared to $6,480,591 for the second quarter of 2010, an increase of 35.8%.  This increase in revenue and earnings was due primarily to increases in land sales and oil and gas royalty revenue, which were partially offset by a decrease in easement and sundry and interest income.

In the second quarter of 2011 the Trust sold approximately 6,682 acres for a total of $3,680,500, or approximately $551 per acre.  In the second quarter of 2010 the Trust sold approximately 314 acres for a total of $1,567,750, or approximately $4,993 per acre.

 Rentals, royalties and sundry income were $4,885,782 during the second quarter of 2011, compared to $4,632,532 for the second quarter of 2010, an increase of 5.5%.  This increase resulted primarily from an increase in oil and gas royalty revenue, partially offset by a decrease in easement and sundry and interest income.

Oil and gas royalty revenue was $3,591,193 for the second quarter of 2011, compared to $2,702,939 for the second quarter of 2010, an increase of 32.9%.  Oil royalty revenue was $2,862,705 for the second quarter of 2011, an increase of 40.6% from the second quarter of 2010.  This increase was due to increases in both price and volume.  The average price per royalty barrel of crude oil during the second quarter of 2011 was 24.9% higher than the average price prevailing during the second quarter of 2010.  In addition, crude oil production subject to the Trust’s royalty interest increased 12.6% in the second quarter of 2011 compared to the second quarter of 2010.  Gas royalty revenue was $728,488 for the second quarter of 2011, an increase of 9.2% from the second quarter of 2010 when gas royalty revenue was $667,353.  This increase in gas royalty revenue resulted from an 11.3% increase in the volume of gas produced, which more than offset a 2.0% decrease in the average price of gas sold.

Easement and sundry income was $1,110,719 for the second quarter of 2011, a decrease of 36.1% compared to the second quarter of 2010 when easement and sundry income was $1,739,201.  Sundry income in the second quarter of 2010 included $999,558 from the proceeds of a one-time sale of pipe from an abandoned pipeline easement on Trust acreage which did not recur in the comparable 2011 period. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $232,705 for the second quarter of 2011 compared to $280,309 for the second quarter of 2010, a decrease of 17.0%.  Interest on notes receivable for the second quarter of 2011 was $228,314, a decrease of 16.7% compared to the second quarter of 2010.  As of June 30, 2011, notes receivable for land sales were $12,534,550 compared to $15,113,847 at June 30, 2010, a decrease of 17.1%.  Sundry interest was $4,391 for the second quarter of 2011, a decrease of 27.7% from the second quarter of 2010.  Sundry interest is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 24.3% for the second quarter of 2011 compared to the second quarter of 2010.  This increase is mainly attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas revenue discussed above.

General and administrative expenses for the second quarter of 2011 were down 20.9%, compared to the second quarter of 2010.  This was primarily due to a decrease in legal expenses.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Earnings per Sub-share certificate were $.93 for the first six months of 2011, compared to $.64 for the first six months of 2010.  Total operating and investing revenues were $14,519,095 for the first six months of 2011 compared to $10,731,989 for the first six months of 2010, an increase of 35.3%.  This increase in revenue and earnings was primarily due to increases in land sales, oil and gas royalty revenue  and easement and sundry income, which were partially offset by a decrease in interest income.

During the first six months of 2011 the Trust sold approximately 6,750 acres for a total of $4,192,000, or approximately $621 per acre.  In the first six months of 2010 the Trust sold approximately 1,694 acres and 223 town lots (approximately 42 acres) for a total of $1,935,070, or approximately $1,115 per acre.

Rentals, royalties, and sundry income were $9,841,038 for the first six months of 2011 compared to $8,232,447 for the first six months of 2010, an increase of 19.5%.  This increase resulted primarily from an increase in oil royalty revenue and, to a lesser extent, an increase in easement and sundry income, partially offset by decreases in interest income and gas royalty revenue.

Oil and gas royalty revenue was $7,067,415 for the first six months of 2011 compared to $5,649,477 for the first six months of 2010, an increase of 25.1%.  Oil royalty revenue was $5,578,871 for the first six months of 2011, an increase of 35.4% from the first six months of 2010.  This increase was due to increases in both price and volume.  The average price per royalty barrel of crude oil during the first six months of 2011 was 19.9% higher than the average price prevailing during the first six months of 2010.  In addition, crude oil production subject to the Trust’s royalty interest increased 12.9% in the first six months of 2011 compared to the first six months of 2010.  Gas royalty revenue was $1,488,544 for the first six months of 2011, a decrease of 2.6% from the first six months of 2010 when gas royalty income was $1,528,487.  This decrease in gas royalty revenue resulted from a decrease of 2.7% in the volume of gas produced while gas prices were relatively flat.

Easement and sundry income was $2,494,235 for the first six months of 2011 compared to $2,298,938 for the first six months of 2010, an increase of 8.5%.  This increase is primarily due to  increases in easement income and sundry lease rental income, partially offset by a decrease in sundry income.  Sundry income in the first six months of 2010 included $999,558 from the proceeds of a one-time sale of pipe from an abandoned pipeline easement on Trust acreage which did not recur in the comparable 2011 period. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $486,057 for the first six months of 2011 compared to $564,472 for the first six months of 2010, a decrease of 13.9%.  Interest on notes receivable for the first six months of 2011 was $477,326, a decrease of 13.6% from the comparable period of 2010.   As of June 30, 2011, notes receivable for land sales were $12,534,550 compared to $15,113,847 at June 30, 2010, a decrease of 17.1%.  Sundry interest was $8,731 for the first six months of 2011, a decrease of 29.0% from the 2010 period.  Sundry interest is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes increased 18.0% for the first six months of 2011 compared to the first six months of 2010.  This increase is mainly attributable to an increase in oil production taxes which resulted from the increase in oil revenue discussed above.

General and administrative expenses for the first six months of 2011 were down 7.6% compared to the first six months of 2010. This decrease was primarily due to a decrease in legal fees, partially offset by an increase in professional and audit fees.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the second quarter of 2011, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2011	23,331	$47.60	–	–
May 1, through May 31, 2011	33,887	$46.90	–	–
June 1, through June 30, 2011	29,572	$45.78	–	–
Total	86,790	$46.71	–	–

* The Trust purchased and retired 86,790 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: August 5, 2011	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: August 5, 2011	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation