Form 10-Q
period 2011-09-30
TEXAS PACIFIC LAND TRUST
filed 2011-11-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

(214) 969-5530
(Registrant’s Telephone Number, Including Area Code)

__________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

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

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)

Cash and cash equivalents	$10,311,728	$7,149,552
Accrued receivables	2,634,015	2,164,842
Other assets	7,326	73,259
Prepaid income taxes	–	57,893
Notes receivable for land sales	10,892,178	14,342,898
Water wells, leasehold improvements, furniture and equipment – at cost less accumulated depreciation	46,945	39,412
Real estate acquired: (10,793 acres at September 30, 2011 and December 31, 2010)	1,161,504	1,161,504
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in twenty counties in Texas – 936,168 acres in 2011 and 949,423 acres in 2010	–	–

Town lots in Loraine – 318 lots in 2011 and 2010	–	–

1/16 nonparticipating perpetual royalty interest in 386,988 acres in 2011 and 2010	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2011 and 2010	–	–
	$25,053,696	$24,989,360
Liabilities and Capital
Accounts payable and accrued expenses	$774,242	$976,202
Income taxes payable	764,769	149,233
Other taxes payable	208,373	87,424
Unearned revenues	772,541	755,199
Deferred taxes	3,117,011	4,282,733
Pension plan liability	520,766	436,343
Total liabilities	6,157,702	6,687,134
Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 9,287,324 Sub-shares in 2011 and 9,548,444 Sub-shares in 2010	–	–
Other comprehensive loss	(486,489)	(515,724)
Net proceeds from all sources	19,382,483	18,817,950
Total capital	18,895,994	18,302,226
	$25,053,696	$24,989,360

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income:
Rentals, royalties and sundry income	$5,388,491	$3,616,747	$15,229,529	$11,849,194
Land sales	2,955,972	–	7,147,972	1,935,070
Interest income from notes receivable	211,331	269,074	688,657	821,255
	8,555,794	3,885,821	23,066,158	14,605,519

Expenses:
Taxes, other than income taxes	241,960	185,191	705,886	578,226
General and administrative expenses	470,305	497,505	1,627,430	1,749,271
	712,265	682,696	2,333,316	2,327,497
Operating income	7,843,529	3,203,125	20,732,842	12,278,022
Interest income earned from investments	4,585	8,554	13,316	20,845

Income before income taxes	7,848,114	3,211,679	20,746,158	12,298,867
Income taxes	2,589,178	983,502	6,711,724	3,822,689
Net income	$5,258,936	$2,228,177	$14,034,434	$8,476,178

Average number of sub-share certificates and equivalent sub- share certificates outstanding	9,340,425	9,681,431	9,400,891	9,739,570

Basic and dilutive earnings per sub-share certificate	$.56	$.23	$1.49	$.87

Cash dividends per sub-share certificate	$–	$–	$.21	$.20

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,034,434	$8,476,178
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred taxes	(1,165,722)	(296,519)
Depreciation and amortization	9,360	9,462
Loss on disposal of fixed assets	–	2,884
Changes in operating assets and liabilities:
Accrued receivables and other assets	(403,240)	(158,894)
Prepaid income taxes	57,893	(407,075)
Notes receivable for land sales	3,450,720	933,471
Accounts payable, accrued expenses and other liabilities	49,989	39,087
Income taxes payable	615,536	–
Net cash provided by operating activities	16,648,970	8,598,594

Cash flows from investing activities:
Proceeds from sale of fixed assets	–	12,500
Purchase of fixed assets	(16,893)	(27,670)
Net cash used in investing activities	(16,893)	(15,170)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(11,469,668)	(7,496,512)
Dividends paid	(2,000,233)	(1,968,061)
Net cash used in financing activities	(13,469,901)	(9,464,573)

Net increase (decrease) in cash and cash equivalents	3,162,176	(881,149)

Cash and cash equivalents, beginning of period	7,149,552	8,151,209

Cash and cash equivalents, end of period	$10,311,728	$7,270,060

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2011 and the results of its operations for the three month and nine month periods ended September 30, 2011 and 2010, respectively, and its cash flows for the nine month periods ended September 30, 2011 and 2010, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2010 and 2009 and for each of the years in the three year period ended December 31, 2010 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)
We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event.  We evaluated subsequent events through November 7, 2011, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

(7)
The Trust invests cash in excess of daily requirements primarily in bank deposits, savings accounts and certificates of deposit with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2011 and 2010 is summarized as follows:

	2011	2010

Income taxes paid	$7,219,759	$4,547,250

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

Results of Operations for the Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

Earnings per Sub-share certificate were $.56 for the third quarter of 2011, compared to $.23 for the third quarter of 2010.  Total operating and investing revenues were $8,560,379 for the third quarter of 2011 compared to $3,894,375 for the third quarter of 2010, an increase of 119.8%.  This increase in revenue and earnings was due primarily to increases in land sales, oil and gas royalty revenue and  easement and sundry income, which were partially offset by a decrease in interest income.

In the third quarter of 2011 the Trust sold approximately 6,511 acres for a total of $2,955,972, or approximately $454 per acre. No land sales occurred during the third quarter of 2010.

 Rentals, royalties and sundry income were $5,388,491 during the third quarter of 2011, compared to $3,616,747 for the third quarter of 2010, an increase of 49.0%.  This increase resulted primarily from increases in oil and gas royalty revenue and easement and sundry income.

Oil and gas royalty revenue was $3,683,621 for the third quarter of 2011, compared to $2,734,312 for the third quarter of 2010, an increase of 34.7%.  Oil royalty revenue was $2,655,431 for the third quarter of 2011, an increase of 26.2% from the third quarter of 2010.  The average price per royalty barrel of crude oil during the third quarter of 2011 was 28.8% higher than the average price prevailing during the third quarter of 2010. This price increase more than offset a decrease of 2.0% in crude oil production subject to the Trust’s royalty interest in the third quarter of 2011 compared to the third quarter of 2010.  Gas royalty revenue was $1,028,190 for the third quarter of 2011, an increase of 63.2% from the third quarter of 2010 when gas royalty revenue was $629,958.  This increase in gas royalty revenue resulted from a 78.2% increase in the volume of gas produced, which more than offset an 8.3% decrease in the average price of gas sold.

 Easement and sundry income was $1,597,594 for the third quarter of 2011, an increase of 108.0% compared to the third quarter of 2010 when easement and sundry income was $768,116.  This increase resulted primarily from an increase in pipeline easement income and sundry income caused by an increase in drilling and exploration activity on land owned by the Trust.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $215,916 for the third quarter of 2011 compared to $277,628 for the third quarter of 2010, a decrease of 22.2%.  Interest on notes receivable for the third quarter of 2011 was $211,331, a decrease of 21.5% compared to the third quarter of 2010.  As of September 30, 2011, notes receivable for land sales were $10,892,178 compared to $14,795,454 at September 30, 2010, a decrease of 26.4%.  Sundry interest was $4,585 for the third quarter of 2011, a decrease of 46.4% from the third quarter of 2010.  Sundry interest is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 30.7% for the third quarter of 2011 compared to the third quarter of 2010.  This increase is mainly attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses for the third quarter of 2011 were down 5.5%, compared to the third quarter of 2010.  This was primarily due to a decrease in legal expenses.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Earnings per Sub-share certificate were $1.49 for the first nine months of 2011, compared to $.87 for the first nine months of 2010.  Total operating and investing revenues were $23,079,474 for the first nine months of 2011 compared to $14,626,364 for the first nine months of 2010, an increase of 57.8%.  This increase in revenue and earnings was primarily due to increases in land sales, oil and gas royalty revenue and easement and sundry income, which were partially offset by a decrease in interest income.

During the first nine months of 2011 the Trust sold approximately 13,261 acres for a total of $7,147,972, or approximately $539 per acre. In the first nine months of 2010 the Trust sold approximately 1,694 acres and 223 town lots (approximately 42 acres) for a total of $1,935,070, or approximately $1,115 per acre.

 Rentals, royalties, and sundry income were $15,229,529 for the first nine months of 2011 compared to $11,849,194 for the first nine months of 2010, an increase of 28.5%.  This increase resulted primarily from increases in oil and gas royalty revenue and easement and sundry income.

Oil and gas royalty revenue was $10,751,036 for the first nine months of 2011 compared to $8,383,789 for the first nine months of 2010, an increase of 28.2%.  Oil royalty revenue was $8,234,302 for the first nine months of 2011, an increase of 32.3% from the first nine months of 2010.  This increase was due to increases in both price and volume. The average price per royalty barrel of crude oil during the first nine months of 2011 was 22.9% higher than the average price prevailing during the first nine months of 2010. In addition, crude oil production subject to the Trust’s royalty interest increased 7.6% in the first nine months of 2011 compared to the first nine months of 2010.  Gas royalty revenue was $2,516,734 for the first nine months of 2011, an increase of 16.6% from the first nine months of 2010 when gas royalty income was $2,158,445.  This increase in gas royalty revenue resulted from an increase of 16.1% in the volume of gas produced while gas prices were relatively flat.

Easement and sundry income was $4,091,829 for the first nine months of 2011 compared to $3,067,054 for the first nine months of 2010, an increase of 33.4%.  This increase is primarily due to increases in easement income and sundry lease rental income, partially offset by a decrease in sundry income.  Sundry income in the first nine months of 2010 included $999,558 from the proceeds of a one-time sale of pipe from an abandoned pipeline easement on Trust acreage which did not recur in the comparable 2011 period.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $701,973 for the first nine months of 2011 compared to $842,100 for the first nine months of 2010, a decrease of 16.6%.  Interest on notes receivable for the first nine months of 2011 was $688,657, a decrease of 16.1% from the comparable period of 2010.   As of September 30, 2011, notes receivable for land sales were $10,892,178 compared to $14,795,454 at September 30, 2010, a decrease of 26.4%.  Sundry interest was $13,316 for the first nine months of 2011, a decrease of 36.1% from the 2010 period.  Sundry interest is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 22.1% for the first nine months of 2011 compared to the first nine months of 2010.  This increase is mainly attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses for the first nine months of 2011 were down 7.0% compared to the first nine months of 2010.  This decrease was primarily due to a decrease in legal fees, partially offset by an increase in professional and audit fees.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the third quarter of 2011, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2011	27,634		$46.01	–	–

August 1, through August 31, 2011	36,695		$42.91	–	–

September 1, through September 30, 2011	30,148		$39.40	–	–

Total	94,477	*	$42.69	–	–

* The Trust purchased and retired 94,477 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: November 7, 2011	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 7, 2011	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation