Form 10-K
period 2011-12-31
TEXAS PACIFIC LAND TRUST
filed 2012-03-12
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $410,013,688.

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

(i)	During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of total revenues.

	2011	2010	2009
Oil and Gas Royalties	43%	58%	66%
Land Sales	35%	–	–
Easements and Sundry Income	19%	21%	16%

(ii)	Texas Pacific is not in the business of development of new products.

(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)
During 2011, no single customer or group of affiliated customers accounted for ten percent (10%), or more, of Texas Pacific’s consolidated revenues.  Texas Pacific received $1,570,900, or approximately 10.7 percent of its oil and gas royalty income, during 2011 from Plains Marketing, L.P., and $1,548,043, or approximately 10.5 percent of its oil and gas royalty income, from Chevron USA, Inc.

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

(xiii)	As of February 29, 2012, Texas Pacific had nine (9) full-time employees.

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

Our business and results of operations are affected by international, national and regional economic conditions.  A recurrence of recessionary conditions in the United States and elsewhere may lead to reduced industrial production which, in turn, may lead to lower demand and lower prices for oil and gas, which may adversely affect our results of operations.

The Trust’s oil and gas royalty revenue is dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas.  The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations.  Price fluctuations for oil and gas have been particularly volatile in recent years.  Although the Trust’s oil and gas royalties benefited from the substantial increases in the market prices for oil and gas which occurred during 2011, when lower market prices for oil and gas occur they will have an adverse effect on our oil and gas royalty revenues.

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

Item 1B:  Unresolved Staff Comments.

Not Applicable.

Item 2:  Properties.

As of February 29, 2012, Texas Pacific Land Trust owned the surface estate in 926,535 acres of land, comprised of numerous separate tracts, located in 19 counties in the western part of Texas.  There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts.

The Trust also owns a 1/128 nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16 nonparticipating perpetual oil and gas royalty interest under 373,777 acres of land in the western part of Texas.  Generally speaking, if the Trust sells the surface estate in real property with respect to which it holds a perpetual oil and gas royalty interest, that oil and gas royalty interest is excluded from the sale and retained by the Trust.

At December 31, 2011, grazing leases were in effect on 97 percent or approximately 898,837 acres of the Trust’s land.  The Trust regularly enters into grazing leases with many different local ranchers which grant the ranch owner lessees the right to graze livestock on the Trust’s properties.  These leases are generally in a standard form common in the locality.  Grazing leases are generally entered into for terms ranging from three (3) to five (5) years.  The Trust generally retains the right to cancel a grazing lease upon thirty (30) days notice in the event of a sale of the land.  No individual grazing lease is material to the Trust.

Approximately 31,446 acres of land were sold in 2011.

The Trust leases office space in Dallas, Texas.

Item 3:  Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 4:  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange.  The range of reported sales prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2011		2010
	High	Low	High	Low

1st Quarter	$47.82	$35.05	$30.99	$25.15
2nd Quarter	$49.54	$42.26	$30.57	$25.60
3rd Quarter	$47.10	$34.76	$40.29	$25.58
4th Quarter	$43.89	$33.62	$43.97	$35.00

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.  Texas Pacific has paid a cash dividend once a year for the preceding 55 years.  The cash dividend was $.21 per Sub-share in 2011 and $.20 per Sub-share in 2010 and was paid during the first quarter of each year.  Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2012, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	394
TOTAL	394

The Trust did not sell any equity securities during the year ended December 31, 2011.

During the fourth quarter of 2011, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2011	33,180	$39.07	–	–
November 1, through November 30, 2011	39,400	$41.67	–	–
December 1, through December 31, 2011	39,330	$41.27	–	–
Total	111,910*	$40.76	–	–

*  The Trust purchased and retired 111,910 Sub-shares in the open market.

Item 6:  Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, were derived from our audited financial statements.  The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
Gross income	$34,319,036	$20,091,672	$13,138,287	$19,525,012	$15,835,111
Expenses	3,563,118	3,667,491	3,093,524	3,720,046	3,957,397
Income before income taxes	30,755,918	16,424,181	10,044,763	15,804,966	11,877,714
Income taxes	10,161,149	5,115,470	3,130,720	4,865,193	3,628,026
Net income	$20,594,769	$11,308,711	$6,914,043	$10,939,773	$8,249,688
Net income per Sub-share	$2.21	$1.17	$.69	$1.06	$.78
Dividends per Sub-share	$.21	$.20	$.19	$.18	$.16
Average number of Sub-shares outstanding	9,336,998	9,679,921	10,018,028	10,354,408	10,536,367

	As of December 31,
	2011	2010	2009	2008	2007
Total assets, exclusive of property with no assigned value	$27,432,257	$24,989,360	$26,787,620	$30,785,034	$32,656,735

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

Overview

The Trust was organized in 1888 and holds title to extensive tracts of land in numerous West Texas counties which were previously the property of the Texas and Pacific Railway Company.  We continue to manage those lands for the benefit of the holders of Certificates of Proprietary Interest in the Trust.  Our revenues are derived primarily from sales of land, oil and gas royalties, grazing leases of the land and interest.  Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year.  We are a passive seller of land and do not actively solicit sales of land.  In addition, the demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for the ranching uses prevalent in western Texas.  The Trust is not an oil and gas producer.  Rather, its oil and gas revenue is derived from retained perpetual non-participating oil and gas royalty interests.  Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil wells to which our royalty interests relate as to investments in and production from those wells.  We monitor production reports by the oil and gas companies to assure that we are being paid the appropriate royalties.  We review conditions in the agricultural industry in the areas in which our lands are located and seek to keep as much of our lands as possible under lease to local ranchers at competitive rates.  In recent years, we have been successful at keeping over 96% of our land subject to grazing leases.

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

2011 Compared to 2010

Total operating revenues and investing revenues in 2011 aggregated $34,319,036, an increase of $14,227,364, or 70.8%, from the $20,091,672 of total operating revenues and investing revenues recorded in 2010.  This increase resulted primarily from increases in land sales, oil and gas royalty revenue, and easements and sundry income.  These increases were partially offset by decreases in interest income from notes receivable and investments and, to a much lesser extent, a modest decrease in grazing lease revenue.  Earnings per Sub-share certificate were $2.21 for 2011 compared to $1.17 in 2010.  The Trust purchased and retired 373,030 Sub-shares during 2011, leaving 9,175,414 Sub-shares outstanding at December 31, 2011.

Land sales in 2011 were $11,873,112 compared to $2,738,070 in 2010, an increase of $9,135,042, or 333.6%.  A total of 31,446 acres were sold in 2011 at an average price of $378 per acre, compared to 2,424 acres and 223 town lots, totaling 43 acres, in 2010 at an average price per acre of $1,110.

Rentals, royalties and other income (including interest on investments) were $22,445,924 in 2011 compared to $17,353,602 in 2010, an increase of 29.3%.

Oil and gas royalty revenue in 2011 was $14,685,502 compared to $11,573,563 in 2010, an increase of 26.9%.  Oil royalty revenue was $11,434,640 and gas royalty revenue was $3,250,862 in 2011.  Crude oil production from Trust royalty wells increased 8.4% in 2011 from 2010.  The average prices per royalty barrel of crude oil for 2011 and 2010 were $89.21 and $74.57, respectively.  Total gas production increased 14.6%, and the average price of gas increased by 2.9%, during 2011 compared to 2010.

Grazing lease income in 2011 was $499,400 compared to $506,211 in 2010.

Interest revenue (including interest on investments) was $898,277 in 2011 compared to $1,107,726 in 2010, a decrease of 18.9%.  Interest on notes receivable amounted to $879,749 in 2011 compared to $1,082,019 in 2010.  At year end 2011, notes receivable from land sales were $10,354,103 compared to $14,342,898 at year end 2010.  Interest on investments amounted to $18,528 in 2011 and $25,707 in 2010, respectively.  Total principal cash payments on notes receivable were $4,163,545 in 2011 including $2,683,841 of prepaid principal.

Easement and sundry income revenue in 2011 was $6,362,745 compared to $4,166,102 in 2010.  The increase in easement and sundry income revenue was primarily attributable to increases in the amount of pipeline easement income and the amount of sundry lease rental income received in 2011 compared to 2010.  Easement and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes were $922,951 in 2011 compared to $775,380 in 2010.  Oil and gas production taxes were $769,807 in 2011 compared to $612,362 in 2010.  Ad valorem taxes were $102,625 in 2011 compared to $112,531 in 2010.  All other expenses were $2,640,167 in 2011 compared to $2,892,111 in 2010.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2011, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	199,467	70,400	129,067	–	–
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–
Total	$199,467	$70,400	$129,067	$–	$–

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable.  At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required.  Any required allowance for losses is recorded in the period of determination.  At December 31, 2011, and 2010, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure.  Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure.  Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable.  At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value.  Valuation of the real estate is based on the estimates of management and is subject to judgment.  At December 31, 2011 and 2010, no valuation allowances were recorded.

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

Year Ending December 31,	Maturity
2012	$1,707,767
2013	1,787,984
2014	1,840,938
2015	1,426,966
2016	652,922
Thereafter	2,937,526
$10,354,103

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

(b)           Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2011.

(c)           Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the  Trust’s internal control over financial reporting.  This audit report appears on page F-1 of this Report.

(d)           Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B:  Other Information.

Not applicable.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

(a)           Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Maurice Meyer III	76	Trustee, Chairman of the Trustees, Chairman of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.

John R. Norris III	58	Trustee and Member of Nominating, Compensation and Governance Committee	Trustee since June 7, 2000.

James K. Norwood	70	Trustee, Member of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since June 14, 2006.

We believe Mr. Meyer’s qualifications to serve as a Trustee include the wealth of knowledge and understanding concerning the Trust which he has gained in his twenty-one (21) years of service as a Trustee.  In addition, prior to his retirement, he spent his entire career in the securities industry which enables him to bring particularized expertise to provide guidance and assistance to management in administering the Trust’s sub-share repurchase program prescribed by the terms of the Declaration of Trust.

We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces.  In addition to his eleven (11) years experience as a Trustee, Mr. Norris advised the Trust on legal matters for many years prior to his election as a Trustee.

We believe Mr. Norwood’s extensive experience as a real estate appraiser in Texas makes him particularly well-suited to serve as a Trustee.  The Trust is a large landholder and Mr. Norwood’s real estate expertise is invaluable to the Trust in administering its holdings including its leasing and sale of land.

(b)           Executive Officers:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Roy Thomas	65	General Agent, Chief Executive Officer and Secretary
General Agent and Secretary of the Trust since January 1, 1995 and Chief Executive Officer since November 12, 2002.  Mr. Thomas had previously served as Assistant General Agent from December 1, 1992 through December 31, 1994.

David M. Peterson	46	Assistant General Agent and Chief Financial Officer	Assistant General Agent since January 1, 1997 and Chief Financial Officer since November 12, 2002.

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

Since the Trust was not required to, and did not, hold an annual or other meeting of certificate holders during 2011 at which Trustees were elected, the Trust was not required to conduct an advisory vote of certificate holders to approve the compensation of its Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
Roy Thomas	2011	$208,208	$30,000	$155,049	$12,493	$405,750
General Agent, Chief	2010	$202,917	$25,000	$91,386	$12,175	$331,478
Executive Officer	2009	$197,917	$20,000	$77,359	$11,875	$307,151
and Secretary

David M. Peterson	2011	$151,042	$25,000	$59,066	$9,063	$244,171
Assistant General	2010	$140,375	$20,000	$25,278	$8,423	$194,076
Agent and Chief	2009	$135,833	$10,000	$14,068	$8,150	$168,051
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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments during Last Fiscal Year
Roy Thomas	Texas Pacific Land Trust Revised Employees’ Pension Plan	25.0	$859,290	$ 0

David M. Peterson	Texas Pacific Land Trust Revised Employees’ Pension Plan	16.5	$165,829	$ 0

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

As of December 31, 2011, the annual accrued normal retirement benefits are estimated to be $74,241 and $34,002 for Mr. Thomas and Mr. Peterson, respectively.

The Plan provides for early retirement after 20 years of service with the Trust.  Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement.  If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55.  Mr. Thomas is eligible for normal retirement benefits.  Mr. Peterson is not currently eligible for an early retirement benefit.

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

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class

Craig D. Hodges (1) 2905 Maple Ave. Dallas, TX 75201	473,880	Sub-share certificates	5.1%

Select Equity Group (2) 380 Lafayette Street, 6th floor New York, NY 10003	901,798	Sub-share certificates	9.7%

Horizon Kinetics LLC (3) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,181,732	Sub-share certificates	12.42%

Kinetics Asset Management, LLC (3) 470 Park Avenue South, 4th Floor South, New York, New York 10016	715,498	Sub-share certificates	7.52%

(1)
The information set forth is based on a joint filing on Schedule 13G made on February 13, 2012 by Craig D. Hodges (“Hodges”), First Dallas Holdings, Inc. (“Holdings”), First Dallas Securities, Inc. (“Securities”), Hodges Capital Management, Inc. (“HCM”), Hodges Fund (“HF”), Hodges Small Cap Fund (“HSCF”), Hodges Blue Chip 25 Fund (“HBCF”) and Hodges Pure Contrarian Fund (“HPCF”).  According to the filing, (i) Hodges shares voting power with respect to 412,600 of the Sub-share certificates and shares dispositive power with respect to 473,880 of the Sub-share certificates, (ii) Holdings shares voting power with respect to 412,600 of the Sub-share certificates and shares dispositive power with respect to 473,880 of the Sub-share certificates, (iii) Securities shares dispositive power with respect to 26,756 of the Sub-share certificates, (iv) HCM shares voting power with respect to 412,600 of the Sub-share certificates and shares dispositive power with respect to 446,724 of the Sub-share certificates, (v) HF shares voting and dispositive power with respect to 362,600 of the Sub-share certificates, (vi) HSCF shares voting and dispositive power with respect to 40,000 of the Sub-share certificates, (vii) HBCF shares voting and dispositive power with respect to 5,000 of the Sub-share certificates, and (viii) HPCF shares voting and dispositive power with respect to 5,000 of the Sub-share certificates.  The Schedule 13G indicates that (A) Securities is a broker-dealer and an investment adviser, (B) HCM is an investment adviser, (C) HF is an investment company, (D) HSCF is an investment company, (E) HBCF is an investment company,  (F) HPCF is an investment company, and (G) Holdings is a holding company.  The Schedule 13G further indicates that Hodges is the controlling shareholder of Holdings, that Holdings is the parent holding company of Securities and HCM and that HF, HSCF, HBCF and HPCF are all series of an investment company as to which HCM serves as the investment adviser.  The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(2)
The information set forth is based on a joint filing on Schedule 13G/A made on February 14, 2012 by Select Equity Group, Inc. (“Select Equity”), Select Offshore Advisors, LLC (“Select Offshore”) and George S. Loening (“Loening”).  According to the Schedule 13G/A (i) Select Equity has sole voting power and sole dispositive power with respect to 465,373 of the Sub-share certificates, (ii) Select Offshore has sole voting and sole dispositive power with respect to 436,425 of the Sub-share certificates and (iii) Loening has sole voting and sole dispositive power with respect to all of the Sub-share certificates.  According to the Schedule 13G/A Loening is the Chairman and controlling shareholder of Select Equity and the Manager of Select Offshore and has the power to vote or to direct the voting of, and the power to dispose or to direct the disposition of, all of the Sub-share certificates held by Select Equity and Select Offshore.  The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(3)
The information set forth is based on a joint filing on Schedule 13G made on January 26, 2012 by Horizon Kinetics LLC (“Horizon”) and Kinetics Asset Management, LLC (“Kinetics”).  According to the Schedule 13G, Horizon has sole voting power and sole dispositive power with respect to 1,181,732 of the Sub-share certificates and  Kinetics has sole voting power and sole dispositive power with respect to 715,498 of the Sub-share certificates.  The filing indicates that Horizon is a holding company and Kinetics is an investment adviser  and that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(b)           Security Ownership of Management:  The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 29, 2012		Percent of Class

Sub-share certificates:	Maurice Meyer III	74,750	(2)	*

Sub-share certificates:	John R. Norris III	1,000		*

Sub-share certificates:	James K. Norwood	1,400		*

Sub-share certificates:	Roy Thomas	1,000		*

Sub-share certificates:	David M. Peterson	--		--

Sub-share certificates:	All Trustees and Officers as a Group	78,150		0.9%

*Indicates ownership of less than 1% of the class.

(1)
The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.  The figures set forth in the table represent Sub-share certificates.  On February 29, 2012, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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

Item 14:  Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, PLLC (“Lane Gorman Trubitt”) during 2011 and 2010 were furnished at customary rates.  A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2011 and 2010 is set forth below:

Audit Fees.  Lane Gorman Trubitt billed the Trust approximately $85,800 in 2011 and $81,600 in 2010 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2011 and 2010.

Audit-Related Fees.  Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2011 or 2010 not included in “Audit Fees”, above.

Tax Fees.  Lane Gorman Trubitt did not bill the Trust for any tax fees in 2011 or 2010.

All Other Fees.  Lane Gorman Trubitt did not bill the Trust any other fees in either 2011 or 2010.

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

Item 15:  Exhibits and Financial Statement Schedules.

(a)           Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-20 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2011 and 2010

Statements of Income – Years Ended December 31, 2011, 2010 and 2009

Statements of Net Proceeds from All Sources – Years Ended December 31, 2011, 2010 and 2009

Statements of Cash Flows – Years Ended December 31, 2011, 2010 and 2009

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)           Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2012.

TEXAS PACIFIC LAND TRUST

By:	/s/ Roy Thomas
Roy Thomas General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2012.

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

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2011 and 2010 and the related statements of income, net proceeds from all sources, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Dallas, Texas
March 12, 2012

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010

ASSETS
Cash and cash equivalents	$13,029,578	$7,149,552
Accrued receivables	2,793,288	2,164,842
Other assets	82,057	73,259
Prepaid income taxes	—	57,893
Notes receivable for land sales ($1,707,767 due in 2012 and $1,434,436 due in 2011) (note 2)	10,354,103	14,342,898
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	48,172	39,412
Real estate acquired (notes 2 and 4)	1,125,059	1,161,504
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned (note 2):
Land (surface rights) situated in nineteen counties in Texas – 918,650 acres in 2011 and 949,423 acres in 2010	—	—
Town lots in Loraine and Morita, Texas – 318 lots in 2011 and 2010	—	—
1/16 nonparticipating perpetual royalty interest in 373,777.09 acres	—	—
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres	—	—
Total assets	$27,432,257	$24,989,360
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$1,079,310	$976,202
Income taxes payable	1,380,212	149,233
Other taxes payable	97,707	87,424
Unearned revenue (note 2)	834,120	755,199
Deferred taxes (note 6)	2,953,703	4,282,733
Pension plan liability	539,971	436,343
Total liabilities	6,885,023	6,687,134
Commitments and contingencies (note 7)	—	—

Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 9,175,414 Sub-shares in 2011 and 9,548,444 Sub-shares in 2010	—	—
Accumulated other comprehensive income (loss)	(834,314)	(515,724)
Net proceeds from all sources	21,381,548	18,817,950

Total capital	20,547,234	18,302,226

Total liabilities and capital	$27,432,257	$24,989,360

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income:
Oil and gas royalties	$14,685,502	$11,573,563	$8,686,187
Grazing lease rentals	499,400	506,211	492,802
Land sales	11,873,112	2,738,070	523,010
Interest income from notes receivable	879,749	1,082,019	1,216,480
Easements and sundry income	6,362,745	4,166,102	2,166,381
	34,300,508	20,065,965	13,084,860
Expenses:
Taxes, other than income taxes	922,951	775,380	611,448
Salaries and related employee benefits	1,002,489	1,003,748	999,116
General expense, supplies, and travel	571,705	537,127	519,613
Basis in real estate sold	36,445	—	—
Legal and professional fees	1,008,853	1,327,845	913,206
Depreciation	12,675	15,391	42,141
Trustees’ compensation	8,000	8,000	8,000
	3,563,118	3,667,491	3,093,524
Operating income	30,737,390	16,398,474	9,991,336
Interest income earned from investments	18,528	25,707	53,427
Income before income taxes	30,755,918	16,424,181	10,044,763
Income taxes (note 6):
Current	11,318,631	5,545,503	3,620,265
Deferred	(1,157,482)	(430,033)	(489,545)
	10,161,149	5,115,470	3,130,720
Net income	$20,594,769	$11,308,711	$6,914,043
Net income per Sub-share Certificate	$2.21	$1.17	$0.69

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
Years Ended December 31, 2011, 2010 and 2009

	Sub-share	Accumulated
	Certificates of	Other	Net Proceeds
	Proprietary	Comprehensive	From All
	Interest	Income (Loss)	Sources	Total
Balances at December 31, 2008	10,206,146	$(629,075)	$24,153,747	$23,524,672
Net income	—	—	6,914,043	6,914,043
Amortization of net actuarial costs and prior service costs, net of income taxes of $27,956	—	51,918	—	51,918
Net actuarial gain on pension plan, net of income taxes of $47,820	—	88,809	—	88,809
Total comprehensive income	—	—	—	$7,054,770
Cost of 311,632 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(311,632)	—	(8,945,001)	(8,945,001)
Dividends paid - $.19 per Sub-share Certificate	—	—	(1,930,444)	(1,930,444)
Balances at December 31, 2009	9,894,514	(488,348)	20,192,345	19,703,997
Net income	—	—	11,308,711	11,308,711
Amortization of net actuarial costs and prior service costs, net of income taxes of $20,989	—	38,979	—	38,979
Net actuarial loss on pension plan, net of income taxes of $(35,729)	—	(66,355)	—	(66,355)
Total comprehensive income	—	—	—	$11,281,335
Cost of 346,070 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(346,070)	—	(10,715,045)	(10,715,045)
Dividends paid - $.20 per Sub-share Certificate	—	—	(1,968,061)	(1,968,061)
Balances at December 31, 2010	9,548,444	(515,724)	18,817,950	18,302,226
Net income	—	—	20,594,769	20,594,769
Amortization of net actuarial costs and prior service costs, net of income taxes of $24,467	—	45,438	—	45,438
Net actuarial loss on pension plan, net of income taxes of $(196,015)	—	(364,028)	—	(364,028)
Total comprehensive income	—	—	—	$20,276,179
Cost of 373,030 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(373,030)	—	(16,030,938)	(16,030,938)
Dividends paid - $.21 per Sub-share Certificate	—	—	(2,000,233)	(2,000,233)
Balances at December 31, 2011	9,175,414	$(834,314)	$21,381,548	$20,547,234

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net income	$20,594,769	$11,308,711	$6,914,043
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,329,030)	(444,773)	(413,769)
Depreciation and amortization	12,675	15,391	42,142
(Gain) loss on disposal of fixed assets	(1,424)	2,884	14,311
Changes in operating assets and liabilities:
Accrued receivables and other assets	(637,244)	(534,636)	(451,198)
Income taxes payable	1,230,979	(48,854)	198,087
Prepaid income taxes	57,893	(57,893)	982,350
Notes receivable for land sales	3,988,795	1,386,027	1,927,302
Real estate acquired	36,445	—	—
Accounts payable, accrued expenses and other liabilities	(22,650)	69,762	179,670

Net cash provided by operating activities	23,931,208	11,696,619	9,392,938
Cash flows from investing activities:
Proceeds from sale of fixed assets	17,250	12,500	9,000
Purchase of fixed assets	(37,261)	(27,670)	(29,663)
Net cash used in investing activities	(20,011)	(15,170)	(20,663)
Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(16,030,938)	(10,715,045)	(8,945,001)
Dividends paid	(2,000,233)	(1,968,061)	(1,930,444)
Net cash used in financing activities	(18,031,171)	(12,683,106)	(10,875,445)
Net increase (decrease) in cash and cash equivalents	5,880,026	(1,001,657)	(1,503,170)
Cash and cash equivalents, beginning of period	7,149,552	8,151,209	9,654,379
Cash and cash equivalents, end of period	$13,029,578	$7,149,552	$8,151,209

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2011, 2010 and 2009

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

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

(d)       Statements of Cash Flows

Cash and cash equivalents consist of bank deposit and savings accounts. The Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  At times the cash may exceed federally insured limits.  The Trust maintains its cash and cash equivalents in two large financial institutions.  The Trust monitors the credit quality of these institutions and does not anticipate any losses.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

Cash disbursed for income taxes in 2011, 2010 and 2009 was $10,029,759, $5,652,250, and $2,589,441, respectively.  New loans made by the Trust in connection with land sales amounted to $174,750, $0, and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

(e)       Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and unpaid interest on notes receivable for land sales.  Accrued receivables are reflected at their net realizable value based on historical royalty and interest receipt information and other factors anticipated to affect valuation.  A valuation allowance is recorded if amounts expected to be received are considered impaired.  No allowance was considered necessary at December 31, 2011 and 2010.

(f)       Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from three to five years.  Accumulated depreciation as of December 31, 2011 and 2010 is $99,387 and $100,763, respectively.

(g)       Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any.  The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust.   Notes receivable bear interest rates ranging from 7.0% to 9.0% as of December 31, 2011 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.2% as of December 31, 2011.  The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2011, 2010 and 2009 were $2,683,841, $60,417, and $665,604, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

  December 31, 2011, 2010 and 2009

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable.  Accounts are considered delinquent thirty days after the contractual due dates.  At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2011 and 2010.

Three customers represented approximately 84% of notes receivable at December 31, 2011 and 86% at December 31, 2010.

The maturities of notes receivable for each of the five years subsequent to December 31, 2011 are:

Year ending December 31,	Amount
2012	$1,707,767
2013	1,787,984
2014	1,840,938
2015	1,426,966
2016	652,922
Thereafter	2,937,526
$10,354,103

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

(j)       Net Income per Sub-share

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (9,336,998 in 2011, 9,679,921 in 2010 and 10,018,028 in 2009).

(k)       Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The liability for unrecognized tax benefits is zero at December 31, 2011 and 2010.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

(l)       Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (”ASU 2010-06”).  This update requires the following new disclosures: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuances, and settlements.  The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which was effective for the Company in the first quarter of 2011.  Adoption of this guidance had no effect on the Company’s results of operations, financial position and cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income.    ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years beginning after December 15, 2011.  We will adopt the provisions of ASU 2011-05 in the first quarter of 2012, and are currently evaluating which presentation option for the components of net income and other comprehensive income we will use.

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

(4)       Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2011 and 2010:

	2011		2010
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,793.23	$1,161,504	10,793.23	$1,161,504

Additions	—	—	—	—
Sales	(668.45)	(36,445)	—	—
Balance at December 31:	10,124.78	$1,125,059	10,793.23	$1,161,504

No valuation allowance was necessary at December 31, 2011 and 2010.

(5)       Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service.  Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $38,918, $43,824, and $43,071, in 2011, 2010, and 2009, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2011 and 2010 using a measurement date of December 31:

	2011	2010
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$3,073,740	$2,796,056
Service cost	96,083	96,251
Interest cost	171,493	169,460
Actuarial (gain) loss	424,503	99,013
Benefits paid	(125,354)	(87,040)
Projected benefit obligation at end of year	$3,640,465	$3,073,740

Change in plan assets:
Fair value of plan assets at beginning of year	$2,637,397	$2,224,361
Actual return on plan assets	45,312	150,076
Contributions by employer	543,139	350,000
Benefits paid	(125,354)	(87,040)
Fair value of plan assets at end of year	$3,100,494	$2,637,397
Unfunded status at end of year	$(539,971)	$(436,343)

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

Amounts recognized in the balance sheets as of December 31 consist of:

	2011	2010

Assets	$—	$—
Liabilities	(539,971)	(436,343)
	$(539,971)	$(436,343)

Amounts recognized in accumulated other comprehensive income (loss) consist of the following at December 31:

	2011	2010

Net actuarial loss	$(1,259,043)	$(760,309)
Prior service cost	(24,517)	(33,113)

Amounts recognized in accumulated other comprehensive income (loss), before taxes	(1,283,560)	(793,422)
Income tax benefit	449,246	277,698
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$(834,314)	$(515,724)

Net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 include the following components:

	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$96,083	$96,251	$93,366
Interest cost	171,493	169,460	161,591
Expected return on plan assets	(180,852)	(153,147)	(138,635)
Amortization of unrecognized gains	61,309	50,553	65,816
Amortization of prior service cost	8,596	9,416	14,057
Net periodic benefit cost	$156,629	$172,533	$196,195

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2011	2010	2009
Net actuarial (gain) loss	$560,043	$102,084	$(136,629)
Recognized actuarial loss	(61,309)	(50,553)	(65,816)
Recognized prior service cost	(8,596)	(9,416)	(14,057)
Total recognized in other comprehensive income, before taxes	$490,138	$42,115	$(216,502)
Total recognized in net benefit cost and other comprehensive income, before taxes	$646,767	$214,648	$(20,307)

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income (loss)  into net periodic benefit cost over the next fiscal year are $113,723 and $8,596, respectively.

The following table summarizes the projected benefit obligation in excess of Plan assets and the Plan assets in excess of accumulated benefit obligation at December 31, 2011 and 2010:

	2011	2010
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$3,640,465	$3,073,740
Fair value of plan assets	$3,100,494	$2,637,397
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$3,076,051	$2,559,433
Fair value of plan assets	$3,100,494	$2,637,397

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2011, 2010, and 2009

	2011	2010	2009
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.75%	5.75%	6.25%
Rate of compensation increase	7.29	7.29	7.29

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	5.75%	6.25%	6.25%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

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

December 31, 2011, 2010 and 2009

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

The fair values of plan assets by major asset category at December 31, 2011 and 2010, respectively, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$801,651	$801,651	$—	$—
Equities
Unit Investment Trusts	—	—	—	—
Mutual Funds
Equity Funds	1,026,046	1,026,046	—	—
Fixed Income Funds	1,272,797	1,272,797	—	—
Total	$3,100,494	$3,100,494	$—	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$117,480	$117,480	$—	$—
Equities
Unit Investment Trusts	—	—	—	—
Mutual Funds
Income Growth Funds	514,254	514,254	—	—
Corporate Bond Funds	—	—	—	—
Fixed Income Funds	2,005,663	2,005,663	—	—
Total	$2,637,397	$2,637,397	$—	$—

Management intends to fund the minimum ERISA amount for 2012. The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

Year ending December 31,	Amount
2012	$204,481
2013	201,116
2014	197,676
2015	194,167
2016	194,541
2017 to 2021	1,175,926

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

(6)       Income Taxes

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before Federal income taxes as a result of the following:

	2011	2010	2009
Computed tax expense at the statutory rate	$10,457,012	$5,584,222	$3,415,219
Reduction in income taxes resulting from:
Statutory depletion	(802,104)	(614,358)	(467,834)
State taxes	238,860	140,559	197,767
Other, net	267,381	5,047	(14,432)
	$10,161,149	$5,115,470	$3,130,720

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Basis difference in pension plan liability	$183,590	$148,357
Total deferred tax assets	183,590	148,357

Basis differences in real estate acquired through foreclosure	226,378	226,378
Deferred installment revenue on land sales for tax purposes	2,910,915	4,204,712
Total deferred tax liability	3,137,293	4,431,090
Net deferred tax liability	$2,953,703	$4,282,733

The Trust files a United States Federal income tax return. With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2008.

(7)       Lease Commitments

The Trust is a lessee under an operating lease in connection with its administrative offices located in Dallas, Texas.  This lease agreement requires monthly rent of approximately $5,867 and expires in October 2014.  Future minimum lease payments were as follows at December 31, 2011:

Year ending December 31,	Amount
2012	$70,400
2013	70,400
2014	58,667
2015	-
Thereafter	-
$199,467

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

Rent expense amounted to $70,400 for each of the years ended December 31, 2011, 2010, and 2009, respectively.

(8)       Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2011 and 2010.

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

At their February 2012 meeting, the Trustees declared a cash dividend of $.23 per Sub-share, payable March 14, 2012 to Sub-share holders of record at the close of business on March 6, 2012.

(10)     Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2011, 2010 and 2009, respectively: oil (in barrels) – 128,170, 118,220, and 123,935, and gas (in thousands of cubic feet) – 572,506, 499,615, and 419,440.  Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2011, 2010 and 2009

(11)     Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2011 and 2010:

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
Income	$11,239,562	$8,560,379	$8,798,987	$5,720,108
Income before income taxes	$10,009,760	$7,848,114	$8,012,551	$4,885,493
Net income	$6,560,335	$5,258,936	$5,415,929	$3,359,569
Net income per Sub-share Certificate	$0.71	$0.56	$0.58	$0.35

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Income	$5,465,308	$3,894,375	$6,480,591	$4,251,398
Income before income taxes	$4,125,314	$3,211,679	$5,594,027	$3,493,161
Net income	$2,832,533	$2,228,177	$3,805,534	$2,442,467
Net income per Sub-share Certificate	$0.30	$0.23	$0.39	$0.25

INDEX OF EXHIBITS

Exhibit Number	Description

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

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.