Form 10-Q
period 2012-03-31
TEXAS PACIFIC LAND TRUST
filed 2012-05-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_____________________

FORM 10-Q
_____________________

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended March 31, 2012

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

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters.  All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law.  All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2011, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents	$14,658,384	$13,029,578
Accrued receivables	2,148,783	2,793,288
Other assets	57,440	82,057
Prepaid income taxes	–	–
Notes receivable for land sales	10,047,886	10,354,103
Water wells, vehicles, furniture, and equipment - at cost less accumulated depreciation	69,848	48,172
Real estate acquired: (10,125 acres at March 31, 2012 and December 31, 2011)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 913,190 acres in 2012 and 918,650 acres in 2011	–	–

Town lots in Loraine – 318 lots in 2012 and in 2011	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2012 and 2011	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2012 and 2011	–	–
	$28,107,400	$27,432,257

Liabilities and Capital

Accounts payable and accrued expenses	$914,076	$1,079,310
Income taxes payable	3,202,153	1,380,212
Other taxes payable	127,062	97,707
Unearned revenue	866,490	834,120
Deferred taxes	2,854,347	2,953,703
Pension plan liability	561,652	539,971
Total liabilities	8,525,780	6,885,023

Capital:

Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 9,065,994 Sub-shares in 2012 and 9,175,414 Sub-shares in 2011	–	–
Other comprehensive income (loss)	(822,954)	(834,314)
Net proceeds from all sources	20,404,574	21,381,548
Total capital	19,581,620	20,547,234
	$28,107,400	$27,432,257

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Income:
Rentals, royalties and sundry income	$5,825,521	$4,955,256
Land sales	3,567,000	511,500
Interest income from notes receivable	182,361	249,012
	9,574,882	5,715,768
Expenses:
Taxes, other than income taxes	243,615	229,458
General and administrative expenses	558,178	605,157
	801,793	834,615
Operating income	8,773,089	4,881,153
Interest income earned from investments	5,197	4,340

Income before income taxes	8,778,286	4,885,493
Income taxes	2,840,031	1,525,924
Net income	$5,938,255	$3,359,569

Other comprehensive income – periodic pension costs, net of income taxes of $6,117 and $5,247, respectively	11,360	9,745
Total comprehensive income	$5,949,615	$3,369,314

Average number of sub-share certificates and equivalent sub-share certificates outstanding	9,122,337	9,518,001

Basic and dilutive earnings per sub-share certificate on net income	$.65	$.35

Cash dividends per sub-share certificate	$.23	$.21

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,938,255	$3,359,569
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(99,356)	(487,301)
Depreciation and amortization	3,021	3,120
Changes in operating assets and liabilities:
Accrued receivables and other assets	669,122	(196,076)
Notes receivable for land sales	306,217	1,428,965
Accounts payable, accrued expenses and other liabilities	(70,468)	232,520
Income taxes payable	1,821,941	2,018,472
Net cash provided by operating activities	8,568,732	6,359,269

Cash flows from investing activities:
Purchase of fixed assets	(24,697)	–
Net cash used in investing activities	(24,697)	–

Cash flows from financing activities:

Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(4,823,322)	(3,382,481)
Dividends paid	(2,091,907)	(2,000,233)
Net cash used in financing activities	(6,915,229)	(5,382,714)

Net increase in cash and cash equivalents	1,628,806	976,555

Cash and cash equivalents, beginning of period	13,029,578	7,149,552

Cash and cash equivalents, end of period	$14,658,384	$8,126,107

See accompanying notes to financial statements.

  TEXAS PACIFIC LAND TRUST
  Notes To Unaudited Financial Statements
  March 31, 2012

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2012 and the results of its operations for the three month periods ended March 31, 2012 and 2011, respectively, and its cash flows for the three month periods ended March 31, 2012 and 2011, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

(2)
We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event.  We evaluated subsequent events through May 7, 2012, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

(7)
The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2012 and 2011 is summarized as follows:

	2012	2011
Income taxes paid	$1,123,563	$–

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

(9)
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income:  (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income.  ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years beginning after December 15, 2011.  We adopted the provisions of ASU 2011-05 as of January 1, 2012 using the single continuous statement presentation.  The adoption of this guidance did not have a material effect on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2011, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report.  Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance.  Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011

Earnings per Sub-share certificate were $.65 for the first quarter of 2012 compared to $.35 for the first quarter of 2011.  Total operating and investing revenues for the first quarter of 2012 were $9,580,079 compared to $5,720,108 for the first quarter of 2011, an increase of 67.5%.  This increase in revenue and earnings was due primarily to increases in land sales, easement and sundry income and oil royalty revenue, which were partially offset by decreases in gas royalty revenue and interest income from notes receivable.

In the first quarter of 2012 the Trust sold approximately 5,460 acres for a total of $3,567,000, or approximately $653 per acre. In the first quarter of 2011 the Trust sold approximately 68 acres for a total of $511,500, or approximately $7,500 per acre.

Rentals, royalties and sundry income were $5,825,521 during the first quarter of 2012 compared to $4,955,256 during the first quarter of 2011, an increase of 17.6%.  This increase resulted primarily from increases in easement and sundry income and oil royalty revenue.

Oil and gas royalty revenue was $3,433,826 for the first quarter of 2012, compared to $3,476,221 for the first quarter of 2011, a decrease of 1.2%.  Oil royalty revenue was $2,846,572 for the first quarter of 2012, an increase of 4.8% from the first quarter of 2011 when oil royalty revenue was $2,716,166.  The average price per royalty barrel of crude oil during the first quarter of 2012 was 14.5% higher than the average price prevailing during the first quarter of 2011.  This price increase more than offset a decrease of 8.49% in the volume of crude oil production subject to the Trust’s royalty interest in the first quarter of 2012 compared to the first quarter of 2011.  Gas royalty revenue was $587,254 for the first quarter of 2012, a decrease of 22.7% from the first quarter of 2011 when gas royalty revenue was $760,055.  This decrease in gas royalty revenue resulted from a volume decrease of 0.2% and a price decrease of 22.6% in the 2012 first quarter compared to the first quarter of 2011.

Easement and sundry income was $2,295,908 for the first quarter of 2012, an increase of 65.9% compared to the first quarter of 2011 when easement and sundry income was $1,383,516.  This increase resulted primarily from increases in sundry income and sundry lease rental income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $187,558 for the first quarter of 2012 compared to $253,352 for the first quarter of 2011, a decrease of 26.0%.  Interest on notes receivable for the first quarter of 2012 was $182,361, a decrease of 26.8% compared to the first quarter of 2011 when interest on notes receivable was $249,012.  As of March 31, 2012 notes receivable for land sales were $10,047,886 compared to $12,913,933 at March 31, 2011, a decrease of 22.2%.  Interest income earned from investments  was $5,197 for the first quarter of 2012, an increase of 19.7% from the first quarter of 2011.  Interest on investments  is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 6.2% for the first quarter of 2012 compared to the first quarter of 2011.  This increase is mainly attributable to an increase in ad valorem taxes, which were partially offset by a decrease in gas production taxes which resulted from the decrease in gas royalty revenue discussed above.

General and administrative expenses for the first quarter of 2012 were down 7.8% compared to the first quarter of 2011.  This was primarily due to a decrease in legal expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2011.

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

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2012, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2012	41,531		$42.10	–	–
February 1, through February 29, 2012	36,936		$44.64	–	–
March 1, through March 31, 2012	30,953		$46.08	–	–
Total	109,420	*	$44.08	–	–

*  The Trust purchased and retired 109,420 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)
Date: May 7, 2012	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 7, 2012	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation