Form 10-Q
period 2012-06-30
TEXAS PACIFIC LAND TRUST
filed 2012-08-03
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust
(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Cash and cash equivalents	$11,585,454	$13,029,578
Accrued receivables	2,260,119	2,793,288
Other assets	32,823	82,057
Prepaid income taxes	105,358	–
Notes receivable for land sales	10,182,840	10,354,103
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	71,258	48,172
Real estate acquired: (10,125 acres at June 30, 2012 and December 31, 2011)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888
Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in
Texas – 911,398 acres in 2012 and 918,650 acres in 2011	–	–

Town lots in Loraine – 318 lots in 2012 and 2011	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2012 and 2011	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2012 and 2011	–	–
	$25,362,911	$27,432,257
Liabilities and Capital
Accounts payable and accrued expenses	$877,256	$1,079,310
Income taxes payable	128,365	1,380,212
Other taxes payable	157,922	97,707
Unearned revenue	990,580	834,120
Deferred taxes	2,910,556	2,953,703
Pension plan liability	583,333	539,971
Total liabilities	5,648,012	6,885,023

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,975,631 Sub-shares in 2012 and 9,175,414 Sub-shares in 2011	–	–
Other comprehensive loss	(811,595)	(834,314)
Net proceeds from all sources	20,526,494	21,381,548
Total capital	19,714,899	20,547,234
	$25,362,911	$27,432,257

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income:
Rentals, royalties and sundry income	$6,278,498	$4,885,782	$12,104,019	$9,841,038
Land sales	2,242,747	3,680,500	5,809,747	4,192,000
Interest income from notes receivable	180,489	228,314	362,850	477,326
	8,701,734	8,794,596	18,276,616	14,510,364

Expenses:
Taxes, other than income taxes	219,896	234,468	463,511	463,926
General and administrative expenses	530,733	551,968	1,088,911	1,157,125
	750,629	786,436	1,552,422	1,621,051
Operating income	7,951,105	8,008,160	16,724,194	12,889,313
Interest income earned from investments	5,004	4,391	10,201	8,731

Income before income taxes	7,956,109	8,012,551	16,734,395	12,898,044
Income taxes	2,671,435	2,596,622	5,511,466	4,122,546
Net income	$5,284,674	$5,415,929	$11,222,929	$8,775,498

Other comprehensive income – periodic pension costs, net of income taxes of $6,116, $5,248, $12,233, and $10,495 respectively	11,359	9,745	22,719	19,490

Total comprehensive income	$5,296,033	$5,425,674	$11,245,648	$8,794,988

Average number of sub-share certificates and equivalent sub-share certificates outstanding	9,025,506	9,432,205	9,057,829	9,460,805

Basic and dilutive earnings per sub-share certificate on net income	$.59	$.58	$1.24	$.93

Cash dividends per sub-share certificate	$–	$–	$.23	$.21

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$11,222,929	$8,775,498
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(43,147)	(605,675)
Depreciation and amortization	6,543	6,240
Loss on disposal of fixed assets	2,470	–
Changes in operating assets and liabilities:
Accrued receivables and other assets	582,403	(208,588)
Prepaid income taxes	(105,358)	57,893
Notes receivable for land sales	171,263	1,808,348
Accounts payable, accrued expenses and other liabilities	80,701	170,202
Income taxes payable	(1,251,847)	391,064
Net cash provided by operating activities	10,665,957	10,394,982

Cash flows from investing activities:
Proceeds from sale of fixed assets	13,500	–
Purchase of fixed assets	(45,599)	(16,893)
Net cash used in investing activities	(32,099)	(16,893)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(9,986,075)	(7,436,185)
Dividends paid	(2,091,907)	(2,000,233)
Net cash used in financing activities	(12,077,982)	(9,436,418)

Net increase (decrease) in cash and cash equivalents	(1,444,124)	941,671

Cash and cash equivalents, beginning of period	13,029,578	7,149,552

Cash and cash equivalents, end of period	$11,585,454	$8,091,223

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

(1)
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2012 and the results of its operations for the three month and six month periods ended June 30, 2012 and 2011, respectively, and its cash flows for the six month periods ended June 30, 2012 and 2011, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

(2)
We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event.  We evaluated subsequent events through August 3, 2012, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

(7)
The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2012 and 2011 is summarized as follows:

	2012	2011

Income taxes paid	$6,924,051	$4,289,759

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

Results of Operations for the Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

Earnings per Sub-share certificate were $.59 for the second quarter of 2012, compared to $.58 for the second quarter of 2011.  Total operating and investing revenues were $8,706,738 for the second quarter of 2012 compared to $8,798,987 for the second quarter of 2011, a decrease of 1.0%.  This decrease in revenue was due primarily to decreases in land sales, oil and gas royalty revenue, and interest income from notes receivable, which were largely offset by an increase in easement and sundry income.

In the second quarter of 2012 the Trust sold approximately 1,792 acres for a total of $2,242,747, or approximately $1,252 per acre.  In the second quarter of 2011 the Trust sold approximately 6,682 acres for a total of $3,680,500, or approximately $551 per acre.

 Rentals, royalties and sundry income were $6,278,498 during the second quarter of 2012, compared to $4,885,782 for the second quarter of 2011, an increase of 28.5%.  This increase resulted from an increase in easement and sundry income, partially offset by a decrease in oil and gas royalty revenue.

Oil and gas royalty revenue was $3,328,254 for the second quarter of 2012, compared to $3,591,193 for the second quarter of 2011, a decrease of 7.3%.  Oil royalty revenue was $2,762,049 for the second quarter of 2012, a decrease of 3.5% from the second quarter of 2011 when oil royalty revenue was $2,862,705.   This decrease was due to decreases in both price and volume.  The average price per royalty barrel of crude oil during the second quarter of 2012 was 2.4% lower than the average price prevailing during the second quarter of 2011.  In addition, crude oil production subject to the Trust’s royalty interest decreased 1.1% in the second quarter of 2012 compared to the second quarter of 2011.  Gas royalty revenue was $566,205 for the second quarter of 2012, a decrease of 22.3% from the second quarter of 2011 when gas royalty revenue was $728,488.  This decrease in gas royalty revenue resulted from a price decrease of 39.4% in the second quarter of 2012 compared to the second quarter of 2011, which more than offset a volume increase of 28.2% over the same period.

Easement and sundry income was $2,776,197 for the second quarter of 2012, an increase of 150.0% compared to the second quarter of 2011 when easement and sundry income was $1,110,719.  This increase resulted primarily from increases in pipeline easement income, sundry income, and sundry lease rental income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $185,493 for the second quarter of 2012 compared to $232,705 for the second quarter of 2011, a decrease of 20.3%.  Interest on notes receivable for the second quarter of 2012 was $180,489, a decrease of 20.9% compared to the second quarter of 2011 when interest on notes receivable was $228,314.  As of June 30, 2012, notes receivable for land sales were $10,182,840 compared to $12,534,550 at June 30, 2011, a decrease of 18.8%.  Interest income earned from investments was $5,004 for the second quarter of 2012, an increase of 14.0% from the second quarter of 2011.  Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, decreased 6.2% for the second quarter of 2012 compared to the second quarter of 2011.  This decrease is mainly attributable to a decrease in oil and gas production taxes which resulted from the decrease in oil and gas royalty revenue discussed above.

General and administrative expenses for the second quarter of 2012 were down 3.8%, compared to the second quarter of 2011.  This was primarily due to a decrease in legal expenses.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Earnings per Sub-share certificate were $1.24 for the first six months of 2012, compared to $.93 for the first six months of 2011.  Total operating and investing revenues were $18,286,817 for the first six months of 2012 compared to $14,519,095 for the first six months of 2011, an increase of 26.0%.  This increase in revenue and earnings was primarily due to increases in easement and sundry income and land sales, which were partially offset by decreases in gas royalty revenue and interest income from notes receivable.

During the first six months of 2012 the Trust sold approximately 7,252 acres for a total of $5,809,747, or approximately $801 per acre.  In the first six months of 2011 the Trust sold approximately 6,750 acres for a total of $4,192,000, or approximately $621 per acre.

 Rentals, royalties, and sundry income were $12,104,019 for the first six months of 2012 compared to $9,841,038 for the first six months of 2011, an increase of 23.0%.  This increase resulted primarily from an increase in easement and sundry income, partially offset by a decrease in gas royalty revenue.

Oil and gas royalty revenue was $6,762,080 for the first six months of 2012 compared to $7,067,415 for the first six months of 2011, a decrease of 4.3%.  Oil royalty revenue was $5,608,621 for the first six months of 2012, an increase of 0.5% from the first six months of 2011 when oil royalty revenue was $5,578,871.  The average price per royalty barrel of crude oil during the first six months of 2012 was 5.6% higher than the average price prevailing during the first six months of 2011. This price increase more than offset a decrease of 4.8% in the volume of crude oil production subject to the Trust’s royalty interest in the first six months of 2012 compared to the first six months of 2011.  Gas royalty revenue was $1,153,459 for the first six months of 2012, a decrease of 22.5% from the first six months of 2011 when gas royalty revenue was $1,488,544.  This decrease in gas royalty revenue resulted from a price decrease of 31.8% in the first six months of 2012 compared to the first six months of 2011, partially offset by a volume increase of 13.4% over the same period.

Easement and sundry income was $5,072,105 for the first six months of 2012, an increase of 103.4% compared to the first six months of 2011 when easement and sundry income was $2,494,235.  This increase resulted primarily from increases in sundry income, pipeline easement income, and sundry lease rental income caused by an increase in drilling and exploration activity on land owned by the Trust.  This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $373,051 for the first six months of 2012 compared to $486,057 for the first six months of 2011, a decrease of 23.2%.  Interest on notes receivable for the first six months of 2012 was $362,850, a decrease of 24.0% compared to the first six months of 2011 when interest on notes receivable was $477,326.  As of June 30, 2012, notes receivable for land sales were $10,182,840 compared to $12,534,550 at June 30, 2011, a decrease of 18.8%.  Interest income earned from investments was $10,201 for the first six months of 2012, an increase of 16.8% from the first six months of 2011.  Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were essentially flat for the first six months of 2012 compared to the first six months of 2011.

General and administrative expenses for the first six months of 2012 were down 5.9% compared to the first six months of 2011. This decrease was primarily due to a decrease in legal expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the second quarter of 2012, the Trust repurchased Sub-share certificates as follows:

Period			Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1,	through	April 30, 2012	23,675	$55.39	–	–
May 1,	through	May 31, 2012	41,517	$57.94	–	–
June 1,	through	June 30, 2012	25,171	$57.44	–	–
Total			90,363	$57.13	–	–

* The Trust purchased and retired 90,363 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)
Date: August 3, 2012	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: August 3, 2012	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation