Form 10-Q
period 2012-09-30
TEXAS PACIFIC LAND TRUST
filed 2012-11-06
CIK 97517

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust

(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

(214) 969-5530

(Registrant's Telephone Number, Including Area Code)

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

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust's future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management's intent, beliefs or current expectations with respect to the Trust's future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2011, and in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$11,314,628	$13,029,578
Accrued receivables	2,546,791	2,793,288
Other assets	8,206	82,057
Prepaid income taxes	484,507	–
Notes receivable for land sales	9,667,642	10,354,103
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	68,237	48,172
Real estate acquired:
(10,125 acres at September 30, 2012 and December 31, 2011)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 911,398 acres in 2012 and 918,650 acres in 2011	–	–

Town lots in Loraine – 318 lots in 2012 and 2011	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2012 and 2011	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2012 and 2011	–	–
	$25,215,070	$27,432,257
Liabilities and Capital

Accounts payable and accrued expenses	$922,683	$1,079,310
Income taxes payable	181,195	1,380,212
Other taxes payable	199,168	97,707
Unearned revenue	994,578	834,120
Deferred taxes	2,741,884	2,953,703
Pension plan liability	605,014	539,971
Total liabilities	5,644,522	6,885,023
Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,897,633 Sub-shares in 2012 and 9,175,414 Sub-shares in 2011	–	–
Other comprehensive loss	(800,235)	(834,314)
Net proceeds from all sources	20,370,783	21,381,548
Total capital	19,570,548	20,547,234
	$25,215,070	$27,432,257

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income:
Rentals, royalties and sundry income	$6,857,629	$5,388,491	$18,961,648	$15,229,529
Land sales	–	2,955,972	5,809,747	7,147,972
Interest income from notes receivable	180,852	211,331	543,702	688,657
	7,038,481	8,555,794	25,315,097	23,066,158

Expenses:
Taxes, other than income taxes	245,335	241,960	708,846	705,886
General and administrative expenses	427,963	470,305	1,516,874	1,627,430
	673,298	712,265	2,225,720	2,333,316
Operating income	6,365,183	7,843,529	23,089,377	20,732,842
Interest income earned from investments	4,800	4,585	15,001	13,316

Income before income taxes	6,369,983	7,848,114	23,104,378	20,746,158
Income taxes	2,058,891	2,589,178	7,570,357	6,711,724
Net income	$4,311,092	$5,258,936	$15,534,021	$14,034,434

Other comprehensive income – periodic pension costs, net of income taxes of $6,117, $5,247, $18,350, and $15,742 respectively	11,360	9,745	34,079	29,235
Total comprehensive income	$4,322,452	$5,268,681	$15,568,100	$14,063,669

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,940,175	9,340,425	8,998,515	9,400,891

Basic and dilutive earnings per sub-share certificate on net income	$.48	$.56	$1.73	$1.49

Cash dividends per sub-share certificate	$–	$–	$.23	$.21

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$15,534,021	$14,034,434
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(211,819)	(1,165,722)
Depreciation and amortization	9,564	9,360
Loss on disposal of fixed assets	2,470	–
Changes in operating assets and liabilities:
Accrued receivables and other assets	320,348	(403,240)
Prepaid income taxes	(484,507)	57,893
Notes receivable for land sales	686,461	3,450,720
Accounts payable, accrued expenses and other liabilities	204,414	49,989
Income taxes payable	(1,199,017)	615,536
Net cash provided by operating activities	14,861,935	16,648,970

Cash flows from investing activities:
Proceeds from sale of fixed assets	13,500	–
Purchase of fixed assets	(45,599)	(16,893)
Net cash used in investing activities	(32,099)	(16,893)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(14,452,879)	(11,469,668)
Dividends paid	(2,091,907)	(2,000,233)
Net cash used in financing activities	(16,544,786)	(13,469,901)

Net increase (decrease) in cash and cash equivalents	(1,714,950)	3,162,176

Cash and cash equivalents, beginning of period	13,029,578	7,149,552

Cash and cash equivalents, end of period	$11,314,628	$10,311,728

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(1)   In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2012 and the results of its operations for the three month and nine month periods ended September 30, 2012 and 2011, respectively, and its cash flows for the nine month periods ended September 30, 2012 and 2011, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust's annual financial statements as of December 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011 included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011.

(2)   We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through November 6, 2012, the date we issued these financial statements.

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

(5)   The Trust's effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)   The results of operations for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

(7)   The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2012 and 2011 is summarized as follows:

	2012	2011

Income taxes paid	$9,484,051	$7,219,759

(8)   ASC 280, “Segment Reporting,” establishes standards for the way public business enterprises are to report information about operating segments. In accordance with ASC 280, the Trust utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust's management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. The Trust's management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

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

Results of Operations for the Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011

Earnings per Sub-share certificate were $.48 for the third quarter of 2012, compared to $.56 for the third quarter of 2011. Total operating and investing revenues were $7,043,281 for the third quarter of 2012 compared to $8,560,379 for the third quarter of 2011, a decrease of 17.7%. This decrease in revenue and earnings was due primarily to decreases in land sales, gas royalty revenue and interest income from notes receivable, which were partially offset by increases in easement and sundry income and oil royalty revenue.

No land sales occurred in the third quarter of 2012. In the third quarter of 2011 the Trust sold approximately 6,511 acres for a total of $2,955,972, or approximately $454 per acre.

Rentals, royalties and sundry income were $6,857,629 during the third quarter of 2012, compared to $5,388,491 for the third quarter of 2011, an increase of 27.3%. This increase resulted primarily from increases in easement and sundry income and oil royalty revenue, partially offset by a decrease in gas royalty revenue.

Oil and gas royalty revenue was $3,820,708 for the third quarter of 2012, compared to $3,683,621 for the third quarter of 2011, an increase of 3.7%. Oil royalty revenue was $2,992,539 for the third quarter of 2012, an increase of 12.7% from the third quarter of 2011 when oil royalty revenue was $2,655,431. The average price per royalty barrel of crude oil during the third quarter of 2012 was 9.3% lower than the average price prevailing during the third quarter of 2011. This price decrease, however, was more than offset by an increase of 24.2% in crude oil production subject to the Trust's royalty interest in the third quarter of 2012 compared to the third quarter of 2011. Gas royalty revenue was $828,169 for the third quarter of 2012, a decrease of 19.5% from the third quarter of 2011 when gas royalty revenue was $1,028,190. This decrease in gas royalty revenue resulted from a price decrease of 26.9% in the third quarter of 2012 compared to the third quarter of 2011, which more than offset a volume increase of 10.0% over the same period.

Easement and sundry income was $2,938,212 for the third quarter of 2012, an increase of 83.9% compared to the third quarter of 2011 when easement and sundry income was $1,597,594. This increase resulted primarily from increases in seismic and pipeline easement income and sundry lease rental income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $185,652 for the third quarter of 2012 compared to $215,916 for the third quarter of 2011, a decrease of 14.0%. Interest on notes receivable for the third quarter of 2012 was $180,852, a decrease of 14.4% compared to the third quarter of 2011 when interest on notes receivable was $211,331. As of September 30, 2012, notes receivable for land sales were $9,667,642 compared to $10,892,178 at September 30, 2011, a decrease of 11.2%. Interest income earned from investments was $4,800 for the third quarter of 2012, an increase of 4.7% from the third quarter of 2011. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 1.4% for the third quarter of 2012 compared to the third quarter of 2011. This increase is mainly attributable to an increase in oil production taxes which resulted from the increase in oil royalty revenue discussed above.

General and administrative expenses for the third quarter of 2012 were down 9.0%, compared to the third quarter of 2011. This was primarily due to a decrease in legal expenses.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Earnings per Sub-share certificate were $1.73 for the first nine months of 2012, compared to $1.49 for the first nine months of 2011. Total operating and investing revenues were $25,330,098 for the first nine months of 2012 compared to $23,079,474 for the first nine months of 2011, an increase of 9.8%. This increase in revenue and earnings was primarily due to increases in easement and sundry income and oil royalty revenue, which were partially offset by decreases in land sales, gas royalty revenue and interest income from notes receivable.

During the first nine months of 2012 the Trust sold approximately 7,252 acres for a total of $5,809,747, or approximately $801 per acre. In the first nine months of 2011 the Trust sold approximately 13,261 acres for a total of $7,147,972, or approximately $539 per acre.

Rentals, royalties, and sundry income were $18,961,648 for the first nine months of 2012 compared to $15,229,529 for the first nine months of 2011, an increase of 24.5%. This increase resulted primarily from increases in easement and sundry income and oil royalty revenue, partially offset by a decrease in gas royalty revenue.

Oil and gas royalty revenue was $10,582,788 for the first nine months of 2012 compared to $10,751,036 for the first nine months of 2011, a decrease of 1.6%. Oil royalty revenue was $8,601,160 for the first nine months of 2012, an increase of 4.5% from the first nine months of 2011 when oil royalty revenue was $8,234,302. The average price per royalty barrel of crude oil during the first nine months of 2012 was essentially equal to the average price prevailing during the first nine months of 2011. Crude oil production subject to the Trust's royalty interest increased 4.5% in the first nine months of 2012 compared to the first nine months of 2011. Gas royalty revenue was $1,981,628 for the first nine months of 2012, a decrease of 21.3% from the first nine months of 2011 when gas royalty income was $2,516,734. This decrease in gas royalty revenue resulted from a price decrease of 29.7% in the first nine months of 2012 compared to the first nine months of 2011, partially offset by a volume increase of 11.9% over the same period.

Easement and sundry income was $8,010,317 for the first nine months of 2012, an increase of 95.8% compared to the first nine months of 2011 when easement and sundry income was $4,091,829. This increase resulted primarily from increases in sundry income, pipeline and seismic easement income and sundry lease rental income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $558,703 for the first nine months of 2012 compared to $701,973 for the first nine months of 2011, a decrease of 20.4%. Interest on notes receivable for the first nine months of 2012 was $543,702, a decrease of 21.0% compared to the first nine months of 2011 when interest on notes receivable was $688,657. As of September 30, 2012, notes receivable for land sales were $9,667,642 compared to $10,892,178 at September 30, 2011, a decrease of 11.2%. Interest income earned from investments was $15,001 for the first nine months of 2012, an increase of 12.7% from the first nine months of 2011. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were essentially flat for the first nine months of 2012 compared to the first nine months of 2011.

General and administrative expenses for the first nine months of 2012 were down 6.8% compared to the first nine months of 2011. This decrease was primarily due to a decrease in legal expenses.

Liquidity and Capital Resources

The Trust's principal sources of liquidity are revenues from oil and gas royalties, lease rentals and receipts of interest and principal payments on the notes receivable arising from land sales. In the past, those sources have generated more than adequate amounts of cash to meet the Trust's needs and, in the opinion of management, should continue to do so in the foreseeable future.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2011.

Item 4.     Controls and Procedures

Pursuant to Rule 13a-15, management of the Trust under the supervision and with the participation of Roy Thomas, the Trust's Chief Executive Officer, and David M. Peterson, the Trust's Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of the end of the Trust's fiscal quarter covered by this Report on Form 10-Q. Based upon that evaluation, Mr. Thomas and Mr. Peterson concluded that the Trust's disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust's periodic SEC filings.

There have been no changes in the Trust's internal control over financial reporting during the Trust's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.     Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the third quarter of 2012, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2012	29,087	$56.32	–	–
August 1, through August 31, 2012	22,433	$59.10	–	–
September 1, through September 30, 2012	26,478	$56.76	–	–
Total	77,998	$57.27	–	–

* The Trust purchased and retired 77,998 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date: November 6, 2012	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 6, 2012	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation