Form 10-K
period 2012-12-31
TEXAS PACIFIC LAND TRUST
filed 2013-03-11
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2012) was approximately $500,056,900.

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

(b)           Financial Information about Industry Segments.  Texas Pacific does not have identifiable industry segments, although, as shown in the Statements of Income and Total Comprehensive Income included in the financial statements incorporated by reference in Item 8 of this Report on Form 10-K, land sales, oil and gas royalties, grazing leases, and interest income are the major contributors to the income of Texas Pacific.  The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888.  Managing the land includes sales and leases of such land and the retention of oil and gas royalties.  See the Statements of Income and Total Comprehensive Income for additional sources of income for the last three (3) years of Texas Pacific.

(c)           Narrative Description of Business.  As previously indicated, the business done and intended to be done by Texas Pacific consists of sales and leases of land owned by it, retaining oil and gas royalties and the overall management of the land owned by it.

(i)	During the last three fiscal years the following items have accounted for more than fifteen percent (15%) of total revenues.

	2012	2011	2010
Oil and Gas Royalties	45%	43%	58%
Land Sales	18%	35%	–
Easements and Sundry Income	33%	19%	21%

(ii)	Texas Pacific is not in the business of development of new products.

(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)
During 2012, no single customer or group of affiliated customers accounted for ten percent (10%), or more, of Texas Pacific’s consolidated revenues.  Texas Pacific received $2,022,836, or approximately 13.8 percent of its oil and gas royalty income, during 2012 from Chevron USA, Inc.

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

(xiii)	As of February 28, 2013, Texas Pacific had nine (9) full-time employees.

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

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas.  The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations.  Price fluctuations for oil and gas have been particularly volatile in recent years.  Although the Trust’s oil and gas royalties benefited from the substantial increases in the market prices for oil and gas which occurred during 2011 and were sustained in 2012, when lower market prices for oil and gas occur they will have an adverse effect on our oil and gas royalty revenues.

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

Item 1B:  Unresolved Staff Comments.

Not Applicable.

Item 2:  Properties.

As of February 28, 2013, Texas Pacific Land Trust owned the surface estate in 921,616 acres of land, comprised of numerous separate tracts, located in 18 counties in the western part of Texas.  There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts.

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

At December 31, 2012, grazing leases were in effect on 99 percent or approximately 908,019 acres of the Trust’s land.  The Trust regularly enters into grazing leases with many different local ranchers which grant the ranch owner lessees the right to graze livestock on the Trust’s properties.  These leases are generally in a standard form common in the locality.  Grazing leases are generally entered into for terms ranging from three (3) to five (5) years.  The Trust generally retains the right to cancel a grazing lease upon thirty (30) days notice in the event of a sale of the land.  No individual grazing lease is material to the Trust.

Approximately 7,252 acres of land were sold in 2012.

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

Not Applicable.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange.  The range of reported sales prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2012		2011
	High	Low	High	Low

1st Quarter	$47.67	$39.86	$47.82	$35.05
2nd Quarter	$61.51	$47.32	$49.54	$42.26
3rd Quarter	$60.94	$53.36	$47.10	$34.76
4th Quarter	$59.50	$52.00	$43.89	$33.62

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.  Texas Pacific has paid a cash dividend each year for the preceding 56 years.  The cash dividend was $.23 per Sub-share in 2012 and $.21 per Sub-share in 2011 and was paid during the first quarter of each year.  In December 2012, the Trust determined to accelerate the declaration and payment of the annual dividend for 2013, which would normally have occurred in the first quarter of 2013, to the fourth quarter of 2012. Accordingly, a cash dividend of $.25 for 2013 was declared and paid in the fourth quarter of 2012.  Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2013, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	362
TOTAL	362

The Trust did not sell any equity securities during the year ended December 31, 2012.

During the fourth quarter of 2012, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs

October 1, through October 31, 2012	42,391	$55.30	–	–

November 1, through November 30, 2012	27,877	$56.74	–	–

December 1, through December 31, 2012	32,107	$56.22	–	–

Total	102,375*	$55.98	–	–

*  The Trust purchased and retired 102,375 Sub-shares in the open market.

Item 6:  Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, were derived from our audited financial statements.  The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
Gross income	$32,606,891	$34,319,036	$20,091,672	$13,138,287	$19,525,012
Expenses	3,284,005	3,563,118	3,667,491	3,093,524	3,720,046
Income before income taxes	29,322,886	30,755,918	16,424,181	10,044,763	15,804,966
Income taxes	9,675,068	10,161,149	5,115,470	3,130,720	4,865,193
Net income	$19,647,818	$20,594,769	$11,308,711	$6,914,043	$10,939,773
Net income per Sub-share	$2.20	$2.21	$1.17	$.69	$1.06
Dividends per Sub-share*	$.48	$.21	$.20	$.19	$.18
Average number of Sub-shares outstanding	8,939,045	9,336,998	9,679,921	10,018,028	10,354,408

	As of December 31,
	2012	2011	2010	2009	2008
Total assets, exclusive of property with no assigned value	$21,186,872	$27,432,257	$24,989,360	$26,787,620	$30,785,034

*The figure for 2012 includes a $.25 dividend for 2013 which was paid in the fourth quarter of 2012. See Item 5 “Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.”

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

2012 Compared to 2011

Total operating revenues and investing revenues in 2012 aggregated $32,606,891, a decrease of $1,712,145, or 5.0%, from the $34,319,036 of total operating revenues and investing revenues recorded in 2011.  This decrease resulted primarily from decreases in land sales, interest income from notes receivable and, to a much lesser extent, modest decreases in oil and gas royalty revenue and grazing lease revenue.  These decreases were partially offset by an increase in easements and sundry income.  Earnings per Sub-share certificate were $2.20 for 2012 compared to $2.21 in 2011.  The Trust purchased and retired 380,156 Sub-shares during 2012, leaving 8,795,258 Sub-shares outstanding at December 31, 2012.

Land sales in 2012 were $5,809,747 compared to $11,873,112 in 2011, a decrease of $6,063,365, or 51.1%.  A total of 7,252 acres were sold in 2012 at an average price of $801 per acre, compared to 31,446 acres in 2011 at an average price per acre of $378.

Rentals, royalties and other income (including interest on investments) were $26,797,144 in 2012 compared to $22,445,924 in 2011, an increase of 19.4%.

Oil and gas royalty revenue in 2012 was $14,670,915 compared to $14,685,502 in 2011, a decrease of 0.1%.  Oil royalty revenue was $11,870,354 and gas royalty revenue was $2,800,561 in 2012.  Crude oil production from Trust royalty wells increased 5.8% in 2012 from 2011.  The average prices per royalty barrel of crude oil for 2012 and 2011 were $87.56 and $89.21, respectively.  Total gas production increased 26.0%, but this increase in the volume of gas produced was more than offset by a 31.7% decrease in the average price received for gas by the Trust in 2012 compared to 2011.

Grazing lease income in 2012 was $488,694 compared to $499,400 in 2011.

Interest revenue (including interest on investments) was $725,687 in 2012 compared to $898,277 in 2011, a decrease of 19.2%.  Interest on notes receivable amounted to $706,252 in 2012 compared to $879,749 in 2011.  At year end 2012, notes receivable from land sales were $8,370,984 compared to $10,354,103 at year end 2011.  Interest on investments amounted to $19,435 in 2012 and $18,528 in 2011, respectively.  Total principal cash payments on notes receivable were $2,596,919 in 2012 including $940,145 of prepaid principal.

Easement and sundry income revenue in 2012 was $10,911,848 compared to $6,362,745 in 2011.  The increase in easement and sundry income revenue was primarily attributable to increases in the amount of pipeline easement income, sundry income, seismic easement income, and sundry lease rental income received in 2012 compared to 2011 due to an increase in drilling and exploration activity on land owned by the Trust.  Easement and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes were $941,757 in 2012 compared to $922,951 in 2011.  Oil and gas production taxes were $756,076 in 2012 compared to $769,807 in 2011.  Ad valorem taxes were $128,391 in 2012 compared to $102,625 in 2011.  All other expenses were $2,342,248 in 2012 compared to $2,640,167 in 2011.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2012, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	129,067	70,400	58,667	–	–
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–
Total	$129,067	$70,400	$58,667	$–	$–

Effects of Inflation

We do not believe that inflation has had a material impact on our operating results.  We cannot assure you, however, that future increases in our costs will not occur or that any such increases that may occur will not adversely affect our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements.  It is our opinion that we fully disclose our significant accounting policies in the Notes to the Financial Statements.  Consistent with our disclosure policies, we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment.

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable.  At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required.  Any required allowance for losses is recorded in the period of determination.  At December 31, 2012, and 2011, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure.  Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure.  Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable.  At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value.  Valuation of the real estate is based on the estimates of management and is subject to judgment.  At December 31, 2012 and 2011, no valuation allowances were recorded.

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

Year Ending December 31,	Maturity
2013	$1,801,666
2014	1,778,036
2015	772,704
2016	668,575
2017	717,660
Thereafter	2,632,343
$8,370,984

The Trust’s remaining financial instruments consist of cash and accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

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

(b)           Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2012.

(c)           Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the  Trust’s internal control over financial reporting.  This audit report appears on page F-1 of this Report.

(d)           Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B:  Other Information.

Not applicable.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

(a)           Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Maurice Meyer III	77	Trustee, Chairman of the Trustees, Chairman of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.

John R. Norris III	59	Trustee and Member of Nominating, Compensation and Governance Committee	Trustee since June 7, 2000.

James K. Norwood	71	Trustee, Member of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since June 14, 2006.

We believe Mr. Meyer’s qualifications to serve as a Trustee include the wealth of knowledge and understanding concerning the Trust which he has gained in his twenty-two (22) years of service as a Trustee.  In addition, prior to his retirement, he spent his entire career in the securities industry which enables him to bring particularized expertise to provide guidance and assistance to management in administering the Trust’s Sub-share repurchase program prescribed by the terms of the Declaration of Trust.

We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces.  In addition to his twelve (12) years experience as a Trustee, Mr. Norris advised the Trust on legal matters for many years prior to his election as a Trustee.

We believe Mr. Norwood’s extensive experience as a real estate appraiser in Texas makes him particularly well-suited to serve as a Trustee.  The Trust is a large landholder and Mr. Norwood’s real estate expertise is invaluable to the Trust in administering its holdings including its leasing and sale of land.

(b)           Executive Officers:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Roy Thomas	66	General Agent, Chief Executive Officer and Secretary
General Agent and Secretary of the Trust since January 1, 1995 and Chief Executive Officer since November 12, 2002.  Mr. Thomas had previously served as Assistant General Agent from December 1, 1992 through December 31, 1994.

David M. Peterson	47	Assistant General Agent and Chief Financial Officer	Assistant General Agent since January 1, 1997 and Chief Financial Officer since November 12, 2002.

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

(d)           Family Relations.  There are no family relationships among any of the Trustees and executive officers of the Trust.

(e)           Business Experience.

Name of Trustee or Executive Officer	Principal Occupation or Employment During the Past Five Years

Maurice Meyer III	Former Vice Chairman of Henderson Brothers; personal investments

John R. Norris III	Attorney; Calloway, Norris, Burdette & Weber, PLLC, Dallas, Texas

James K. Norwood	Licensed Real Estate Appraiser; James K. Norwood, Inc.

Roy Thomas	General Agent, Chief Executive Officer and Secretary of Texas Pacific Land Trust

David M. Peterson	Assistant General Agent and Chief Financial Officer of Texas Pacific Land Trust

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

Since the Trust was not required to, and did not, hold an annual or other meeting of certificate holders during 2012 at which Trustees were elected, the Trust was not required to conduct an advisory vote of certificate holders to approve the compensation of its Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
Roy Thomas	2012	$216,417	$35,000	$76,817	$12,985	$341,219
General Agent, Chief	2011	$208,208	$30,000	$155,049	$12,493	$405,750
Executive Officer	2010	$202,917	$25,000	$91,386	$12,175	$331,478
and Secretary

David M. Peterson	2012	$163,125	$30,000	$55,804	$9,788	$258,717
Assistant General	2011	$151,042	$25,000	$59,066	$9,063	$244,171
Agent and Chief	2010	$140,375	$20,000	$25,278	$8,423	$194,076
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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments during Last Fiscal Year
Roy Thomas	Texas Pacific Land Trust Revised Employees’ Pension Plan	26.0	$936,107	$0

David M. Peterson	Texas Pacific Land Trust Revised Employees’ Pension Plan	17.5	$221,633	$0

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

As of December 31, 2012, the annual accrued normal retirement benefits are estimated to be $79,433 and $37,916 for Mr. Thomas and Mr. Peterson, respectively.

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

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class

Craig D. Hodges (1)	471,485	Sub-share certificates	5.3%
2905 Maple Ave.
Dallas, TX 75201

Select Equity Group (2)	760,251	Sub-share certificates	8.5%
380 Lafayette Street, 6th floor
New York, NY 10003

Horizon Kinetics LLC (3)	1,211,501	Sub-share certificates	13.62%
470 Park Avenue South, 4th Floor South,
New York, New York 10016

Kinetics Asset Management, LLC (3)	724,800	Sub-share certificates	8.15%
470 Park Avenue South, 4th Floor South,
New York, New York 10016

(1)
The information set forth is based on a joint filing on Schedule 13G made on February 14, 2013 by Craig D. Hodges (“Hodges”), First Dallas Holdings, Inc. (“Holdings”), First Dallas Securities, Inc. (“Securities”), Hodges Capital Management, Inc. (“HCM”), Hodges Fund (“HF”), Hodges Small Cap Fund (“HSCF”), Hodges Blue Chip 25 Fund (“HBCF”) and Hodges Pure Contrarian Fund (“HPCF”).  According to the filing, (i) Hodges shares voting power with respect to 381,100 of the Sub-share certificates and shares dispositive power with respect to 471,485 of the Sub-share certificates, (ii) Holdings shares voting power with respect to 381,100 of the Sub-share certificates and shares dispositive power with respect to 471,485 of the Sub-share certificates, (iii) Securities shares dispositive power with respect to 33,759 of the Sub-share certificates, (iv) HCM shares voting power with respect to 381,100 of the Sub-share certificates and shares dispositive power with respect to 437,726 of the Sub-share certificates, (v) HF shares voting and dispositive power with respect to 273,100 of the Sub-share certificates, (vi) HSCF shares voting and dispositive power with respect to 100,000 of the Sub-share certificates, (vii) HBCF shares voting and dispositive power with respect to 5,000 of the Sub-share certificates, and (viii) HPCF shares voting and dispositive power with respect to 3,000 of the Sub-share certificates.  The Schedule 13G indicates that (A) Securities is a broker-dealer and an investment adviser, (B) HCM is an investment adviser, (C) HF is a series of an investment company, (D) HSCF is a series of an investment company, (E) HBCF is a series of an investment company,  (F) HPCF is a series of an investment company, and (G) Holdings is a holding company.  The Schedule 13G further indicates that Hodges is the controlling shareholder of Holdings, that Holdings is the parent holding company of Securities and HCM and that HF, HSCF, HBCF and HPCF are all series of an investment company as to which HCM serves as the investment adviser.  The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(2)
The information set forth is based on a joint filing on Schedule 13G/A made on February 14, 2013 by Select Equity Group, Inc. (“Select Equity”), Select Offshore Advisors, LLC (“Select Offshore”) and George S. Loening (“Loening”).  According to the Schedule 13G/A (i) Select Equity has sole voting power and sole dispositive power with respect to 386,381 of the Sub-share certificates, (ii) Select Offshore has sole voting and sole dispositive power with respect to 373,870 of the Sub-share certificates and (iii) Loening has sole voting and sole dispositive power with respect to all of the Sub-share certificates.  According to the Schedule 13G/A Loening is the Chairman and controlling shareholder of Select Equity and the Manager of Select Offshore and has the power to vote or to direct the voting of, and the power to dispose or to direct the disposition of, all of the Sub-share certificates held by Select Equity and Select Offshore.  The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(3)
The information set forth is based on a joint filing on Schedule 13G made on January 24, 2013 by Horizon Kinetics LLC (“Horizon”) and Kinetics Asset Management, LLC (“Kinetics”).  According to the Schedule 13G, Horizon has sole voting power and sole dispositive power with respect to 1,211,501 of the Sub-share certificates and  Kinetics has sole voting power and sole dispositive power with respect to 724,800 of the Sub-share certificates.  The filing indicates that Horizon is a holding company and Kinetics is an investment adviser and that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(b)           Security Ownership of Management:  The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 28, 2013		Percent of Class

Sub-share certificates:	Maurice Meyer III	74,750	(2)	*

Sub-share certificates:	John R. Norris III	1,000		*

Sub-share certificates:	James K. Norwood	1,400		*

Sub-share certificates:	Roy Thomas	1,000		*

Sub-share certificates:	David M. Peterson	--		--

Sub-share certificates:	All Trustees and Officers as a Group	78,150		0.9%

*Indicates ownership of less than 1% of the class.

(1)
The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.  The figures set forth in the table represent Sub-share certificates.  On February 28, 2013, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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

Item 14:  Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, PLLC (“Lane Gorman Trubitt”) during 2012 and 2011 were furnished at customary rates.  A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2012 and 2011 is set forth below:

Audit Fees.  Lane Gorman Trubitt billed the Trust approximately $89,200 in 2012 and $85,800 in 2011 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2012 and 2011.

Audit-Related Fees.  Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2012 or 2011 not included in “Audit Fees”, above.

Tax Fees.  Lane Gorman Trubitt did not bill the Trust for any tax fees in 2012 or 2011.

All Other Fees.  Lane Gorman Trubitt did not bill the Trust any other fees in either 2012 or 2011.

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

Item 15:  Exhibits and Financial Statement Schedules.

(a)           Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-20 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2012 and 2011

Statements of Income and Total Comprehensive Income – Years Ended December 31, 2012, 2011 and 2010

Statements of Net Proceeds from All Sources – Years Ended December 31, 2012, 2011 and 2010

Statements of Cash Flows – Years Ended December 31, 2012, 2011 and 2010

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)           Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2013.

TEXAS PACIFIC LAND TRUST

By:	/s/ Roy Thomas
Roy Thomas
General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 2013                                              .

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

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2012 and 2011 and the related statements of income and total comprehensive income, net proceeds from all sources, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

Members of AICPA and The Leading Edge Alliance
2626 Howell Street    l    Suite 700    l    Dallas, TX   75204    l    214.871.7500    l    Toll Free 877.231.7500    l    Fax 214.871.0011    l    www.lgt-cpa.com

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Dallas, Texas
March 11, 2013

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents	$8,424,907	$13,029,578
Accrued receivables	2,700,855	2,793,288
Other assets	82,082	82,057
Prepaid income taxes	416,882	—
Notes receivable for land sales ($1,801,666 due in 2013 and $1,707,767 due in 2012) (note 2)	8,370,984	10,354,103
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	66,103	48,172
Real estate acquired (notes 2 and 4)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned (note 2):
Land (surface rights) situated in eighteen counties in Texas – 911,491 acres in 2012 and 918,650 acres in 2011	—	—
Town lots in Loraine and Morita, Texas – 318 lots in 2012 and 2011	—	—
1/16 nonparticipating perpetual royalty interest in 373,777.09 acres	—	—
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres	—	—
Total assets	$21,186,872	$27,432,257
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$1,075,256	$1,079,310
Income taxes payable	240,887	1,380,212
Other taxes payable	108,816	97,707
Unearned revenue (note 2)	1,017,693	834,120
Deferred taxes (note 6)	2,274,496	2,953,703
Pension plan liability (note 5)	873,579	539,971
Total liabilities	5,590,727	6,885,023
Commitments and contingencies (note 7)	—	—

Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 8,795,258 Sub-shares in 2012 and 9,175,414 Sub-shares in 2011	—	—
Accumulated other comprehensive income (loss)	(953,965)	(834,314)
Net proceeds from all sources	16,550,110	21,381,548

Total capital	15,596,145	20,547,234

Total liabilities and capital	$21,186,872	$27,432,257

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income:
Oil and gas royalties	$14,670,915	$14,685,502	$11,573,563
Grazing lease rentals	488,694	499,400	506,211
Land sales	5,809,747	11,873,112	2,738,070
Interest income from notes receivable	706,252	879,749	1,082,019
Easements and sundry income	10,911,848	6,362,745	4,166,102
	32,587,456	34,300,508	20,065,965
Expenses:
Taxes, other than income taxes	941,757	922,951	775,380
Salaries and related employee benefits	1,106,599	1,002,489	1,003,748
General expense, supplies, and travel	601,590	571,705	537,127
Basis in real estate sold	—	36,445	—
Legal and professional fees	609,555	1,008,853	1,327,845
Depreciation	16,504	12,675	15,391
Trustees’ compensation	8,000	8,000	8,000
	3,284,005	3,563,118	3,667,491
Operating income	29,303,451	30,737,390	16,398,474
Interest income earned from investments	19,435	18,528	25,707
Income before income taxes	29,322,886	30,755,918	16,424,181
Income taxes (note 6):
Current	10,287,844	11,318,631	5,545,503
Deferred	(612,776)	(1,157,482)	(430,033)
	9,675,068	10,161,149	5,115,470
Net income	$19,647,818	$20,594,769	$11,308,711
Amortization of net actuarial costs and prior service costs, net of income taxes of $42,812, $24,467, and $20,989 respectively	79,507	45,438	38,979
Net actuarial loss on pension plan net of income taxes of $(109,244), $(196,015), and $(35,729) respectively	(199,158)	(364,028)	(66,355)
Total other comprehensive loss	(119,651)	(318,590)	(27,376)
Total comprehensive income	$19,528,167	$20,276,179	$11,281,335
Net income per Sub-share Certificate	$2.20	$2.21	$1.17

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
Years Ended December 31, 2012, 2011 and 2010

	Sub-share Certificates of Proprietary Interest	Accumulated Other Comprehensive Income (Loss)	Net Proceeds From All Sources	Total
Balances at December 31, 2009	9,894,514	$(488,348)	$20,192,345	$19,703,997
Net income	—	—	11,308,711	11,308,711
Periodic pension costs, net of income taxes of $14,740	—	(27,376)	—	(27,376)
Cost of 346,070 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(346,070)	—	(10,715,045)	(10,715,045)
Dividends paid - $.20 per Sub-share Certificate	—	—	(1,968,061)	(1,968,061)
Balances at December 31, 2010	9,548,444	(515,724)	18,817,950	18,302,226
Net income	—	—	20,594,769	20,594,769
Periodic pension costs, net of income taxes of $171,548	—	(318,590)	—	(318,590)
Cost of 373,030 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(373,030)	—	(16,030,938)	(16,030,938)
Dividends paid - $.21 per Sub-share Certificate	—	—	(2,000,233)	(2,000,233)
Balances at December 31, 2011	9,175,414	(834,314)	21,381,548	20,547,234
Net income	—	—	19,647,818	19,647,818
Periodic pension costs, net of income taxes of $66,432	—	(119,651)	—	(119,651)
Cost of 380,156 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(380,156)	—	(20,183,747)	(20,183,747)
Dividends paid - $.48 per Sub-share Certificate	—	—	(4,295,509)	(4,295,509)
Balances at December 31, 2012	8,795,258	$(953,965)	$16,550,110	$15,596,145

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net income	$19,647,818	$20,594,769	$11,308,711
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(679,207)	(1,329,030)	(444,773)
Depreciation and amortization	16,504	12,675	15,391
(Gain) loss on disposal of fixed assets	2,470	(1,424)	2,884
Changes in operating assets and liabilities:
Accrued receivables and other assets	92,408	(637,244)	(534,636)
Income taxes payable	(1,139,325)	1,230,979	(48,854)
Prepaid income taxes	(416,882)	57,893	(57,893)
Notes receivable for land sales	1,983,119	3,988,795	1,386,027
Real estate acquired	—	36,445	—
Accounts payable, accrued expenses and other liabilities	404,585	(22,650)	69,762

Net cash provided by operating activities	19,911,490	23,931,208	11,696,619
Cash flows from investing activities:
Proceeds from sale of fixed assets	13,500	17,250	12,500
Purchase of fixed assets	(50,405)	(37,261)	(27,670)
Net cash used in investing activities	(36,905)	(20,011)	(15,170)
Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(20,183,747)	(16,030,938)	(10,715,045)
Dividends paid	(4,295,509)	(2,000,233)	(1,968,061)
Net cash used in financing activities	(24,479,256)	(18,031,171)	(12,683,106)
Net increase (decrease) in cash and cash equivalents	(4,604,671)	5,880,026	(1,001,657)
Cash and cash equivalents, beginning of period	13,029,578	7,149,552	8,151,209
Cash and cash equivalents, end of period	$8,424,907	$13,029,578	$7,149,552

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2012, 2011 and 2010

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

(2)       Summary of Significant Accounting Policies

(a)       Basis of Presentation

These financial statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).  The most significant accounting policies include the valuation of real estate and royalty interests assigned through the 1888 Declaration of Trust and revenue recognition policies.

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

December 31, 2012, 2011 and 2010

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

Sundry income represents leasing arrangements to companies in a wide array of industries, including: agricultural, oil and gas, construction, wind power and other industries.  Lease income is recognized when earned.  These leases generally require fixed annual payments or royalties.  Lease terms generally range from month-to-month arrangements to ten years.  Lease cancellations are allowed.

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010

Cash disbursed for income taxes in 2012, 2011 and 2010 was $11,844,051, $10,029,759, and $5,652,250, respectively.  New loans made by the Trust in connection with land sales amounted to $613,800, $174,750, and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

(e)        Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and unpaid interest on notes receivable for land sales.  Accrued receivables are reflected at their net realizable value based on historical royalty and interest receipt information and other factors anticipated to affect valuation.  A valuation allowance is recorded if amounts expected to be received are considered impaired.  No allowance was considered necessary at December 31, 2012 and 2011.

(f)       Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from three to five years.  Accumulated depreciation as of December 31, 2012 and 2011 is $104,192 and $99,387, respectively.

(g)       Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any.  The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust.   Notes receivable bear interest rates ranging from 7.0% to 9.0% as of December 31, 2012 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.2% as of December 31, 2012.  The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2012, 2011 and 2010 were $940,145, $2,683,841, and $60,417, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable.  Accounts are considered delinquent thirty days after the contractual due dates.  At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2012 and 2011.

Three customers represented approximately 80% of notes receivable at December 31, 2012 and 84% at December 31, 2011.

The maturities of notes receivable for each of the five years subsequent to December 31, 2012 are:

Year ending December 31,	Amount
2013	$1,801,666
2014	1,778,036
2015	772,704
2016	668,575
2017	717,660
Thereafter	2,632,343
$8,370,984

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

(i)       Real Estate and Royalty Interests Assigned Through the 1888 Trust Indenture

The fair market value of the Trust’s land and royalty interests was not determined in 1888 when the Trust was formed; therefore, no value is assigned to the land, town lots, royalty interests, Certificates of Proprietary Interest, and Sub-share Certificates in Certificates of Proprietary Interest in the accompanying balance sheets. Consequently, in the statements of income and total comprehensive income, no allowance is made for depletion and no cost is deducted from the proceeds of original land sales. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to the Trust’s financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties.  Minimal, if any, real estate improvements are made to land.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010

(j)        Net Income per Sub-share

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (8,939,045 in 2012, 9,336,998 in 2011 and 9,679,921 in 2010).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The liability for unrecognized tax benefits is zero at December 31, 2012 and 2011.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010

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

(3)      Segment Information

Segment information has been considered in accordance with applicable accounting standards. GAAP suggests using a management approach based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land, which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.  The cost structure of the Trust is centralized and not segmented.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010

(4)      Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2012 and 2011:
	2012		2011
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,124.78	$1,125,059	10,793.23	$1,161,504

Additions	—	—	—	—
Sales	—	—	(668.45)	(36,445)
Balance at December 31:	10,124.78	$1,125,059	10,124.78	$1,125,059

No valuation allowance was necessary at December 31, 2012 and 2011.

(5)      Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service.  Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $42,454, $38,918, and $43,824, in 2012, 2011, and 2010, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2012 and 2011 using a measurement date of December 31:

	2012	2011
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$3,640,465	$3,073,740
Service cost	67,083	96,083
Interest cost	168,122	171,493
Actuarial (gain) loss	297,638	424,503
Benefits paid	(142,460)	(125,354)
Projected benefit obligation at end of year	$4,030,848	$3,640,465

Change in plan assets:
Fair value of plan assets at beginning of year	$3,100,494	$2,637,397
Actual return on plan assets	199,235	45,312
Contributions by employer	—	543,139
Benefits paid	(142,460)	(125,354)
Fair value of plan assets at end of year	$3,157,269	$3,100,494
Unfunded status at end of year	$(873,579)	$(539,971)

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010

Amounts recognized in the balance sheets as of December 31 consist of:

	2012	2011

Assets	$—	$—
Liabilities	(873,579)	(539,971)
	$(873,579)	$(539,971)

Amounts recognized in accumulated other comprehensive income (loss) consist of the following at December 31:
	2012	2011

Net actuarial loss	$(1,453,722)	$(1,259,043)
Prior service cost	(15,921)	(24,517)

Amounts recognized in accumulated other comprehensive income (loss), before taxes	(1,469,643)	(1,283,560)
Income tax benefit	515,678	449,246
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$(953,965)	$(834,314)

Net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 include the following components:

	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$67,083	$96,083	$96,251
Interest cost	168,122	171,493	169,460
Expected return on plan assets	(209,999)	(180,852)	(153,147)
Amortization of net loss	113,723	61,309	50,553
Amortization of prior service cost	8,596	8,596	9,416
Net periodic benefit cost	$147,525	$156,629	$172,533

Other changes in plan assets and benefit obligations recognized in other comprehensive  income:

	2012	2011	2010
Net actuarial loss	$308,402	$560,043	$102,084
Recognized actuarial loss	(113,723)	(61,309)	(50,553)
Recognized prior service cost	(8,596)	(8,596)	(9,416)
Total recognized in other comprehensive income, before taxes	$186,083	$490,138	$42,115
Total recognized in net benefit cost and other comprehensive income, before taxes	$333,608	$646,767	$214,648

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010

The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income (loss)  into net periodic benefit cost over the next fiscal year are $104,854 and $6,840, respectively.

The following table summarizes the projected benefit obligation in excess of Plan assets and the accumulated benefit obligation in excess of Plan assets at December 31, 2012 and 2011:

	2012	2011
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$4,030,848	$3,640,465
Fair value of plan assets	$3,157,269	$3,100,494
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$3,390,382	$3,076,051
Fair value of plan assets	$3,157,269	$3,100,494

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2012, 2011, and 2010

	2012	2011	2010
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.25%	4.75%	5.75%
Rate of compensation increase	7.29	7.29	7.29

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	4.75%	5.75%	6.25%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

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

December 31, 2012, 2011 and 2010
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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010

The fair values of plan assets by major asset category at December 31, 2012 and 2011, respectively, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$296,745	$296,745	$—	$—
Equities	58,773	58,773	—	—
Mutual Funds
Equity Funds	1,223,629	1,223,629	—	—
Fixed Income Funds	1,578,122	1,578,122	—	—
Total	$3,157,269	$3,157,269	$—	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$801,651	$801,651	$—	$—
Mutual Funds
Equity Funds	1,026,046	1,026,046	—	—
Fixed Income Funds	1,272,797	1,272,797	—	—
Total	$3,100,494	$3,100,494	$—	$—

Management intends to fund the minimum ERISA amount for 2013.  The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

Year ending December 31,	Amount
2013	$211,413
2014	207,756
2015	204,017
2016	204,168
2017	201,076
2018 to 2022	1,270,581

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010

(6)      Income Taxes

The income tax provision charged to operations for the years ended December 31, 2012, 2011, and 2010 was as follows:

	2012	2011	2010
Current:
U.S. federal	$10,046,442	$11,053,133	$5,396,269
State and local	241,402	265,498	149,234
	10,287,844	11,318,631	5,545,503
Deferred expense	(612,776)	(1,157,482)	(430,033)
	$9,675,068	$10,161,149	$5,115,470

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% (34% for 2010) to income before Federal income taxes as a result of the following:

	2012	2011	2010
Computed tax expense at the statutory rate	$10,263,010	$10,764,571	$5,584,222
Reduction in income taxes resulting from:
Statutory depletion	(799,957)	(802,104)	(614,358)
State taxes	227,718	238,860	140,559
Other, net	(15,703)	(40,178)	5,047
	$9,675,068	$10,161,149	$5,115,470

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Basis difference in pension plan liability	$311,868	$183,590
Total deferred tax assets	311,868	183,590

Basis differences in real estate acquired through foreclosure	237,697	226,378
Deferred installment revenue on land sales for tax purposes	2,348,667	2,910,915
Total deferred tax liability	2,586,364	3,137,293
Net deferred tax liability	$2,274,496	$2,953,703

The Trust files a United States Federal income tax return.  With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2009.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010

(7)      Lease Commitments

The Trust is a lessee under an operating lease in connection with its administrative offices located in Dallas, Texas.  This lease agreement requires monthly rent of approximately $5,867 and expires in October 2014.  Future minimum lease payments were as follows at December 31, 2012:

Year ending December 31,	Amount
2013	$70,400
2014	58,667
2015	-
2016	-
Thereafter	-
$129,067

Rent expense amounted to $70,400 for each of the years ended December 31, 2012, 2011, and 2010, respectively.

(8)      Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2012 and 2011.

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

(9)      Subsequent Events

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and no event that met recognition or disclosure criteria was identified.

(10)    Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2012, 2011 and 2010, respectively: oil (in barrels) – 135,561, 128,170, and 118,220, and gas (in thousands of cubic feet) – 721,560, 572,506 and 499,615.  Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2012, 2011 and 2010
(11)    Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2012 and 2011:

	Quarter ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Income	$7,276,793	$7,043,281	$8,706,738	$9,580,079
Income before income taxes	$6,218,508	$6,369,983	$7,956,109	$8,778,286
Net income	$4,113,797	$4,311,092	$5,284,674	$5,938,255
Net income per Sub-share Certificate	$0.47	$0.48	$0.59	$0.65

	Quarter ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Income	$11,239,562	$8,560,379	$8,798,987	$5,720,108
Income before income taxes	$10,009,760	$7,848,114	$8,012,551	$4,885,493
Net income	$6,560,335	$5,258,936	$5,415,929	$3,359,569
Net income per Sub-share Certificate	$0.71	$0.56	$0.58	$0.35

INDEX OF EXHIBITS

Exhibit Number	Description

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