Form 10-Q
period 2013-03-31
TEXAS PACIFIC LAND TRUST
filed 2013-05-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013

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

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters.  All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law.  All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2012, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$9,943,639	$8,424,907
Accrued receivables	3,191,841	2,700,855
Other assets	88,957	82,082
Prepaid income taxes	–	416,882
Notes receivable for land sales	8,038,628	8,370,984
Water wells, vehicles, furniture, and equipment - at cost less accumulated depreciation	62,008	66,103
Real estate acquired:
(10,125 acres at March 31, 2013 and December 31, 2012)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 911,435 acres in 2013 and 911,491 acres in 2012	–	–

Town lots in Loraine – 318 lots in 2013 and in 2012	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2013 and 2012	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2013 and 2012	–	–
	$22,450,132	$21,186,872

Liabilities and Capital

Accounts payable and accrued expenses	$991,060	$1,075,256
Income taxes payable	1,644,380	240,887
Other taxes payable	125,286	108,816
Unearned revenue	1,068,388	1,017,693
Deferred taxes	2,169,760	2,274,496
Pension plan liability	576,025	873,579
Total liabilities	6,574,899	5,590,727

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,724,900 Sub-shares in 2013 and 8,795,258 Sub-shares in 2012	–	–
Other comprehensive income (loss)	(935,814)	(953,965)
Net proceeds from all sources	16,811,047	16,550,110
Total capital	15,875,233	15,596,145
	$22,450,132	$21,186,872

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Income:
Rentals, royalties and sundry income	$6,463,508	$5,825,521
Land sales	113,000	3,567,000
Interest income from notes receivable	147,275	182,361
	6,723,783	9,574,882
Expenses:
Taxes, other than income taxes	241,587	243,615
General and administrative expenses	641,557	558,178
	883,144	801,793
Operating income	5,840,639	8,773,089
Interest income earned from investments	3,071	5,197

Income before income taxes	5,843,710	8,778,286
Income taxes	1,705,866	2,840,031
Net income	$4,137,844	$5,938,255
Other comprehensive income – periodic pension costs, net of income taxes of $9,773 and $6,117, respectively	18,150	11,360
Total comprehensive income	$4,155,994	$5,949,615

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,755,321	9,122,337

Basic and dilutive earnings per sub-share certificate on net income	$.47	$.65

Cash dividends per sub-share certificate	$––	$.23

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,137,844	$5,938,255
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(104,736)	(99,356)
Depreciation and amortization	4,095	3,021
Changes in operating assets and liabilities:
Accrued receivables and other assets	(497,861)	669,122
Prepaid income taxes	416,882	––
Notes receivable for land sales	332,356	306,217
Accounts payable, accrued expenses and other liabilities	(296,434)	(70,468)
Income taxes payable	1,403,493	1,821,941
Net cash provided by operating activities	5,395,639	8,568,732

Cash flows from investing activities:
Purchase of fixed assets	––	(24,697)
Net cash used in investing activities	––	(24,697)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(3,876,907)	(4,823,322)
Dividends paid	––	(2,091,907)
Net cash used in financing activities	(3,876,907)	(6,915,229)

Net increase in cash and cash equivalents	1,518,732	1,628,806

Cash and cash equivalents, beginning of period	8,424,907	13,029,578

Cash and cash equivalents, end of period	$9,943,639	$14,658,384

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

(1)           In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2013 and the results of its operations for the three month periods ended March 31, 2013 and 2012, respectively, and its cash flows for the three month periods ended March 31, 2013 and 2012, respectively.  The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

(2)           We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event.  We evaluated subsequent events through May 7, 2013, the date we issued these financial statements.

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

(6)           The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

(7)           The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less.  Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2013 and 2012 is summarized as follows:

	2013	2012

Income taxes paid	$––	$1,123,563

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2012, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report.  Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance.  Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012

Earnings per Sub-share certificate were $.47 for the first quarter of 2013, compared to $.65 for the first quarter of 2012.  Total operating and investing revenues were $6,726,854 for the first quarter of 2013 compared to $9,580,079 for the first quarter of 2012, a decrease of 29.8%.  This decrease in revenue and earnings was due primarily to a decrease in land sales and, to a significantly lesser extent, decreases in gas royalty revenue and interest income from notes receivable. These decreases were partially offset by increases in oil royalty revenue and easement and sundry income.

In the first quarter of 2013 the Trust sold approximately 56.4 acres for a total of $113,000, or approximately $2,004 per acre.  In the first quarter of 2012 the Trust sold approximately 5,460 acres for a total of $3,567,000, or approximately $653 per acre.

Rentals, royalties and sundry income were $6,463,508 during the first quarter of 2013, compared to $5,825,521 for the first quarter of 2012, an increase of 11.0%.  This increase resulted primarily from increases in oil royalty revenue and easement and sundry income, which were partially offset by a decrease in gas royalty revenue.

Oil and gas royalty revenue was $3,994,691 for the first quarter of 2013, compared to $3,433,826 for the first quarter of 2012, an increase of 16.3%.  Oil royalty revenue was $3,591,741 for the first quarter of 2013, an increase of 26.2% from the first quarter of 2012 when oil royalty revenue was $2,846,572.  The average price per royalty barrel of crude oil during the first quarter of 2013 was 13.6% lower than the average price prevailing during the first quarter of 2012.  This price decrease, however, was more than offset by an increase of 46.0% in crude oil production subject to the Trust’s royalty interest in the first quarter of 2013 compared to the first quarter of 2012.  Gas royalty revenue was $402,950 for the first quarter of 2013, a decrease of 31.4% from the first quarter of 2012 when gas royalty revenue was $587,254.  This decrease in gas royalty revenue resulted from a price decrease of 40.8% in the first quarter of 2013 compared to the first quarter of 2012, which more than offset a volume increase of 15.8%.

Easement and sundry income was $2,353,498 for the first quarter of 2013, an increase of 2.5% compared to the first quarter of 2012 when easement and sundry income was $2,295,908.  This increase resulted primarily from increases in sundry lease rental income and pipeline easement income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $150,346 for the first quarter of 2013 compared to $187,558 for the first quarter of 2012, a decrease of 19.8%.  Interest on notes receivable for the first quarter of 2013 was $147,275, a decrease of 19.2% compared to the first quarter of 2012 when interest on notes receivable was $182,361.  As of March 31, 2013, notes receivable for land sales were $8,038,628 compared to $10,047,886 at March 31, 2012, a decrease of 20.0%.  Interest income earned from investments was $3,071 for the first quarter of 2013, a decrease of 40.9% from the first quarter of 2012.  Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, decreased 0.8% for the first quarter of 2013 compared to the first quarter of 2012.  This decrease is primarily attributable to a decrease in ad valorem taxes, which was partially offset by an increase in oil production taxes which resulted from the increase in oil royalty revenue discussed above.

General and administrative expenses for the first quarter of 2013 were up 14.9%, compared to the first quarter of 2012.  This was primarily due to an increase in legal expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2012.

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

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2013, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2013	39,364		$53.65	–	–
February 1, through February 28, 2013	14,268		$53.73	–	–
March 1, through March 31, 2013	16,726		$59.70	–	–
Total	70,358	*	$55.10	–	–

*  The Trust purchased and retired 70,358 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)
Date: May 7, 2013	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 7, 2013	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation