Form 10-Q
period 2013-06-30
TEXAS PACIFIC LAND TRUST
filed 2013-08-06
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust

(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

Assets	June 30, 2013	December 31, 2012
	(Unaudited)

Cash and cash equivalents	$9,293,479	$8,424,907
Accrued receivables	3,497,724	2,700,855
Other assets	53,832	82,082
Prepaid income taxes	-	416,882
Notes receivable for land sales	7,288,537	8,370,984
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	67,815	66,103
Real estate acquired:
(10,125 acres at June 30, 2013 and December 31, 2012)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 911,391 acres in 2013 and 911,491 acres in 2012	-	-

Town lots in Loraine – 318 lots in 2013 and 2012	-	-

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2013 and 2012	-	-

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2013 and 2012	-	-
	$21,326,446	$21,186,872
Liabilities and Capital
Accounts payable and accrued expenses	$938,027	$1,075,256
Income taxes payable	529,169	240,887
Other taxes payable	193,443	108,816
Unearned revenue	1,205,792	1,017,693
Deferred taxes	1,910,669	2,274,496
Pension plan liability	582,326	873,579
Total liabilities	5,359,426	5,590,727
Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	-	-
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,646,235 Sub-shares in 2013 and 8,795,258 Sub-shares in 2012	-	-
Other comprehensive loss	(917,664)	(953,965)
Net proceeds from all sources	16,884,684	16,550,110
Total capital	15,967,020	15,596,145
	$21,326,446	$21,186,872

 See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income:
Rentals, royalties and sundry income	$9,592,061	$6,278,498	$16,055,569	$12,104,019
Land sales	218,588	2,242,747	331,588	5,809,747
Interest income from notes receivable	140,175	180,489	287,450	362,850
	9,950,824	8,701,734	16,674,607	18,276,616

Expenses:
Taxes, other than income taxes	384,115	219,896	625,702	463,511
General and administrative expenses	520,140	530,733	1,161,697	1,088,911
	904,255	750,629	1,787,399	1,552,422
Operating income	9,046,569	7,951,105	14,887,208	16,724,194
Interest income earned from investments	3,109	5,004	6,180	10,201

Income before income taxes	9,049,678	7,956,109	14,893,388	16,734,395
Income taxes	2,919,238	2,671,435	4,625,104	5,511,466
Net income	$6,130,440	$5,284,674	$10,268,284	$11,222,929

Other comprehensive income – periodic pension costs, net of income taxes of $9,773, $6,116, $19,546, and $12,233 respectively	18,150	11,359	36,300	22,719
Total comprehensive income	$6,148,590	$5,296,033	$10,304,584	$11,245,648

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,686,690	9,025,506	8,710,356	9,057,829

Basic and dilutive earnings per sub-share certificate on net income	$.71	$.59	$1.18	$1.24

Cash dividends per sub-share certificate	$-	$-	$-	$.23

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,268,284	$11,222,929
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(363,827)	(43,147)
Depreciation and amortization	9,226	6,543
Loss on disposal of fixed assets	2,795	2,470
Changes in operating assets and liabilities:
Accrued receivables and other assets	(768,619)	582,403
Prepaid income taxes	416,882	(105,358)
Notes receivable for land sales	1,082,447	171,263
Accounts payable, accrued expenses and other liabilities	(119,455)	80,701
Income taxes payable	288,282	(1,251,847)
Net cash provided by operating activities	10,816,015	10,665,957

Cash flows from investing activities:
Proceeds from sale of fixed assets	20,500	13,500
Purchase of fixed assets	(34,233)	(45,599)
Net cash used in investing activities	(13,733)	(32,099)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(9,933,710)	(9,986,075)
Dividends paid	-	(2,091,907)
Net cash used in financing activities	(9,933,710)	(12,077,982)

Net increase (decrease) in cash and cash equivalents	868,572	(1,444,124)

Cash and cash equivalents, beginning of period	8,424,907	13,029,578

Cash and cash equivalents, end of period	$9,293,479	$11,585,454

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2013 and the results of its operations for the three month and six month periods ended June 30, 2013 and 2012, respectively, and its cash flows for the six month periods ended June 30, 2013 and 2012, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through August 6, 2013, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2013 and 2012 is summarized as follows:

	2013	2012

Income taxes paid	$4,303,312	$6,924,051

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

Results of Operations for the Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012

Earnings per Sub-share certificate were $.71 for the second quarter of 2013, compared to $.59 for the second quarter of 2012. Total operating and investing revenues were $9,953,933 for the second quarter of 2013 compared to $8,706,738 for the second quarter of 2012, an increase of 14.3%. This increase in revenue and earnings was due primarily to an increase in oil and gas royalty revenue and, to a much lesser extent, easement and sundry income. These increases were partially offset by a decrease in land sales and, to a much lesser extent, a decrease in interest income on notes receivable.

In the second quarter of 2013 the Trust sold approximately 43.7 acres for a total of $218,588, or approximately $5,000 per acre. In the second quarter of 2012 the Trust sold approximately 1,792 acres for a total of $2,242,747, or approximately $1,252 per acre.

Rentals, royalties and sundry income were $9,592,061 during the second quarter of 2013, compared to $6,278,498 for the second quarter of 2012, an increase of 52.8%. This increase resulted primarily from increases in oil and gas royalty revenue and, to a much lesser extent, easement and sundry income.

Oil and gas royalty revenue was $6,357,782 for the second quarter of 2013, compared to $3,328,254 for the second quarter of 2012, an increase of 91.0%. Oil royalty revenue was $4,813,771 for the second quarter of 2013, an increase of 74.3% from the second quarter of 2012 when oil royalty revenue was $2,762,049. The average price per royalty barrel of crude oil during the second quarter of 2013 was 12.9% lower than the average price prevailing during the second quarter of 2012. This price decrease, however, was more than offset by an increase of 100.2% in crude oil production subject to the Trust’s royalty interest in the second quarter of 2013 compared to the second quarter of 2012. Gas royalty revenue was $1,544,011 for the second quarter of 2013, an increase of 172.7% from the second quarter of 2012 when gas royalty revenue was $566,205. This increase in gas royalty revenue resulted from both volume and price increases of 112.4% and 28.4%, respectively, in the second quarter of 2013 compared to the second quarter of 2012.

Easement and sundry income was $3,081,718 for the second quarter of 2013, an increase of 11.0% compared to the second quarter of 2012 when easement and sundry income was $2,776,197. This increase resulted primarily from increases in pole line easement income, pipeline easement income, and sundry lease rental income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $143,284 for the second quarter of 2013 compared to $185,493 for the second quarter of 2012, a decrease of 22.8%. Interest on notes receivable for the second quarter of 2013 was $140,175, a decrease of 22.3% compared to the second quarter of 2012 when interest on notes receivable was $180,489. As of June 30, 2013, notes receivable for land sales were $7,288,537 compared to $10,182,840 at June 30, 2012, a decrease of 28.4%. Interest income earned from investments was $3,109 for the second quarter of 2013, a decrease of 37.9% from the second quarter of 2012. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 74.7% for the second quarter of 2013 compared to the second quarter of 2012. This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses for the second quarter of 2013 were down 2.0%, compared to the second quarter of 2012. This was primarily due to a decrease in dues and subscription expenses.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Earnings per Sub-share certificate were $1.18 for the first six months of 2013, compared to $1.24 for the first six months of 2012. Total operating and investing revenues were $16,680,787 for the first six months of 2013 compared to $18,286,817 for the first six months of 2012, a decrease of 8.8%. This decrease in revenue and earnings was primarily due to a decrease in land sales and, to a significantly lesser extent, a decrease in interest income from notes receivable. These decreases were partially offset by increases in oil and gas royalty revenue and easement and sundry income.

During the first six months of 2013 the Trust sold approximately 100.1 acres for a total of $331,588, or approximately $3,313 per acre. In the first six months of 2012 the Trust sold approximately 7,252 acres for a total of $5,809,747, or approximately $801 per acre.

Rentals, royalties, and sundry income were $16,055,569 for the first six months of 2013 compared to $12,104,019 for the first six months of 2012, an increase of 32.6%. This increase resulted primarily from increases in oil and gas royalty revenue and, to a much lesser extent, easement and sundry income.

Oil and gas royalty revenue was $10,352,473 for the first six months of 2013, compared to $6,762,080 for the first six months of 2012, an increase of 53.1%. Oil royalty revenue was $8,405,512 for the first six months of 2013, an increase of 49.9% from the first six months of 2012 when oil royalty revenue was $5,608,621. The average price per royalty barrel of crude oil during the first six months of 2013 was 12.9% lower than the average price prevailing during the first six months of 2012. This price decrease, however, was more than offset by an increase of 72.1% in crude oil production subject to the Trust’s royalty interest in the first six months of 2013 compared to the first six months of 2012. Gas royalty revenue was $1,946,961 for the first six months of 2013, an increase of 68.8% from the first six months of 2012 when gas royalty revenue was $1,153,459. This increase in gas royalty revenue resulted primarily from a volume increase of 68.2% in the first six months of 2013 compared to the first six months of 2012, which was augmented by a modest price increase of 0.5% over the same period.

Easement and sundry income was $5,435,217 for the first six months of 2013, an increase of 7.2% compared to the first six months of 2012 when easement and sundry income was $5,072,105. This increase resulted primarily from increases in sundry lease rentals, pole line easement income, and pipeline easement income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from period to period.

Interest income, including interest on investments, was $293,630 for the first six months of 2013 compared to $373,051 for the first six months of 2012, a decrease of 21.3%. Interest on notes receivable for the first six months of 2013 was $287,450, a decrease of 20.8% compared to the first six months of 2012 when interest on notes receivable was $362,850. As of June 30, 2013, notes receivable for land sales were $7,288,537 compared to $10,182,840 at June 30, 2012, a decrease of 28.4%. Interest income earned from investments was $6,180 for the first six months of 2013, a decrease of 39.4% from the first six months of 2012. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 35.0% for the first six months of 2013 compared to the first six months of 2012. This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses for the first six months of 2013 increased 6.7% compared to the first six months of 2012. This was primarily due to an increase in legal expenses.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)               During the second quarter of 2013, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2013	29,429	$72.06	-	-
May 1, through May 31, 2013	27,372	$76.49	-	-
June 1, through June 30, 2013	21,864	$84.27	-	-
Total	78,665*	$76.99	-	-

* The Trust purchased and retired 78,665 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date: August 6, 2013	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: August 6, 2013	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation