Form 10-Q
period 2013-09-30
TEXAS PACIFIC LAND TRUST
filed 2013-11-06
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust

(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$15,622,089	$8,424,907
Accrued receivables	3,403,084	2,700,855
Other assets	18,708	82,082
Prepaid income taxes	–	416,882
Notes receivable for land sales	4,232,313	8,370,984

Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	63,720	66,103

Real estate acquired: (10,125 acres at September 30, 2013 and December 31, 2012)	1,125,059	1,125,059

Real estate and royalty interests assigned through the 1888
Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 901,211 acres in 2013 and 911,491 acres in 2012	–	–

Town lots – 310 lots in Morita in 2013 and 318 lots in Morita and Loraine in 2012	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2013 and 2012	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2013 and 2012	–	–
	$24,464,973	$21,186,872
Liabilities and Capital
Accounts payable and accrued expenses	$837,696	$1,075,256
Income taxes payable	3,246,933	240,887
Other taxes payable	236,097	108,816
Unearned revenue	1,286,742	1,017,693
Deferred taxes	975,476	2,274,496
Pension plan liability	588,627	873,579
Total liabilities	7,171,571	5,590,727

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,550,788 Sub-shares in 2013 and 8,795,258 Sub-shares in 2012	–	–
Other comprehensive loss	(899,514)	(953,965)
Net proceeds from all sources	18,192,916	16,550,110
Total capital	17,293,402	15,596,145
	$24,464,973	$21,186,872

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Income:
Rentals, royalties and sundry income	$9,608,435	$6,857,629	$25,664,004	$18,961,648
Land sales	5,201,600	–	5,533,188	5,809,747
Interest income from notes receivable	123,831	180,852	411,281	543,702
	14,933,866	7,038,481	31,608,473	25,315,097

Expenses:
Taxes, other than income taxes	339,356	245,335	965,059	708,846
General and administrative expenses	493,338	427,963	1,655,034	1,516,874
	832,694	673,298	2,620,093	2,225,720
Operating income	14,101,172	6,365,183	28,988,380	23,089,377
Interest income earned from investments	2,743	4,800	8,923	15,001

Income before income taxes	14,103,915	6,369,983	28,997,303	23,104,378
Income taxes	4,672,797	2,058,891	9,297,901	7,570,357
Net income	$9,431,118	$4,311,092	$19,699,402	$15,534,021

Other comprehensive income – periodic pension costs, net of income taxes of $9,773, $6,117, $29,320,and $18,350 respectively	18,150	11,360	54,451	34,079
Total comprehensive income	$9,449,268	$4,322,452	$19,753,853	$15,568,100

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,602,550	8,940,175	8,657,125	8,998,515

Basic and dilutive earnings per sub-share certificate on net income	$1.10	$.48	$2.28	$1.73

Cash dividends per sub-share certificate	$–	$–	$–	$.23

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$19,699,402	$15,534,021
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,299,020)	(211,819)
Depreciation and amortization	13,321	9,564
Loss on disposal of fixed assets	2,795	2,470
Changes in operating assets and liabilities:
Accrued receivables and other assets	(638,855)	320,348
Prepaid income taxes	416,882	(484,507)
Notes receivable for land sales	4,138,671	686,461
Accounts payable, accrued expenses and other liabilities	(71,731)	204,414
Income taxes payable	3,006,046	(1,199,017)
Net cash provided by operating activities	25,267,511	14,861,935

Cash flows from investing activities:
Proceeds from sale of fixed assets	20,500	13,500
Purchase of fixed assets	(34,233)	(45,599)
Net cash used in investing activities	(13,733)	(32,099)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(18,056,596)	(14,452,879)
Dividends paid	-	(2,091,907)
Net cash used in financing activities	(18,056,596)	(16,544,786)

Net increase (decrease) in cash and cash equivalents	7,197,182	(1,714,950)

Cash and cash equivalents, beginning of period	8,424,907	13,029,578

Cash and cash equivalents, end of period	$15,622,089	$11,314,628

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2013 and the results of its operations for the three month and nine month periods ended September 30, 2013 and 2012, respectively, and its cash flows for the nine month periods ended September 30, 2013 and 2012, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through November 6, 2013, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 34% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2013 and 2012 is summarized as follows:

	2013	2012

Income taxes paid	$7,203,312	$9,484,051

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

Results of Operations for the Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012

Earnings per Sub-share certificate were $1.10 for the third quarter of 2013, compared to $.48 for the third quarter of 2012. Total operating and investing revenues were $14,936,609 for the third quarter of 2013 compared to $7,043,281 for the third quarter of 2012, an increase of 112.1%. This increase in revenue and earnings was due primarily to increases in land sales, oil and gas royalty revenue and easement and sundry income. These increases were only slightly offset by a decrease in interest income from notes receivable.

In the third quarter of 2013 the Trust sold approximately 10,180 acres for a total of $5,201,600, or approximately $511 per acre. No land sales occurred in the third quarter of 2012.

Rentals, royalties and sundry income were $9,608,435 during the third quarter of 2013, compared to $6,857,629 for the third quarter of 2012, an increase of 40.1%. This increase resulted primarily from increases in oil and gas royalty revenue and, to a lesser extent, easement and sundry income.

Oil and gas royalty revenue was $5,853,309 for the third quarter of 2013, compared to $3,820,708 for the third quarter of 2012, an increase of 53.2%. Oil royalty revenue was $4,884,118 for the third quarter of 2013, an increase of 63.2% from the third quarter of 2012 when oil royalty revenue was $2,992,539. The average price per royalty barrel of crude oil during the third quarter of 2013 was 23.5% higher than the average price prevailing during the third quarter of 2012. In addition, crude oil production subject to the Trust’s royalty interest increased 32.2% in the third quarter of 2013 compared to the third quarter of 2012. Gas royalty revenue was $969,191 for the third quarter of 2013, an increase of 17.0% from the third quarter of 2012 when gas royalty revenue was $828,169. This increase in gas royalty revenue resulted from both volume and price increases of 6.1% and 10.4% respectively, in the third quarter of 2013 compared to the third quarter of 2012.

Easement and sundry income was $3,635,615 for the third quarter of 2013, an increase of 23.7% compared to the third quarter of 2012 when easement and sundry income was $2,938,212. This increase resulted primarily from increases in sundry income and sundry lease rental income, which were partially offset by a decrease in seismic easement income. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $126,574 for the third quarter of 2013 compared to $185,652 for the third quarter of 2012, a decrease of 31.8%. Interest on notes receivable for the third quarter of 2013 was $123,831, a decrease of 31.5% compared to the third quarter of 2012 when interest on notes receivable was $180,852. As of September 30, 2013, notes receivable for land sales were $4,232,313 compared to $9,667,642 at September 30, 2012, a decrease of 56.2%. Interest income earned from investments was $2,743 for the third quarter of 2013, a decrease of 42.9% from the third quarter of 2012. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 38.3% for the third quarter of 2013 compared to the third quarter of 2012. This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses for the third quarter of 2013 were up 15.3%, compared to the third quarter of 2012. This was primarily due to increases in legal and dues and subscription expenses.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Earnings per Sub-share certificate were $2.28 for the first nine months of 2013, compared to $1.73 for the first nine months of 2012. Total operating and investing revenues were $31,617,396 for the first nine months of 2013 compared to $25,330,098 for the first nine months of 2012, an increase of 24.8%. This increase in revenue and earnings was primarily due to increases in oil and gas royalty revenue and easement and sundry income, which were partially offset by decreases in land sales and interest income from notes receivable.

During the first nine months of 2013 the Trust sold approximately 10,280 acres for a total of $5,533,188, or approximately $538 per acre. In the first nine months of 2012 the Trust sold approximately 7,252 acres for a total of $5,809,747, or approximately $801 per acre.

Rentals, royalties, and sundry income were $25,664,004 for the first nine months of 2013 compared to $18,961,648 for the first nine months of 2012, an increase of 35.3%. This increase resulted primarily from increases in oil and gas royalty revenue and, to a lesser extent, easement and sundry income.

Oil and gas royalty revenue was $16,205,783 for the first nine months of 2013, compared to $10,582,788 for the first nine months of 2012, an increase of 53.1%. Oil royalty revenue was $13,289,630 for the first nine months of 2013, an increase of 54.5% from the first nine months of 2012 when oil royalty revenue was $8,601,160. The average price per royalty barrel of crude oil during the first nine months of 2013 was 1.7% lower than the average price prevailing during the first nine months of 2012. This price decrease, however, was more than offset by an increase of 57.2% in crude oil production subject to the Trust’s royalty interest in the first nine months of 2013 compared to the first nine months of 2012. Gas royalty revenue was $2,916,153 for the first nine months of 2013, an increase of 47.2% from the first nine months of 2012 when gas royalty revenue was $1,981,628. This increase in gas royalty revenue resulted primarily from a volume increase of 41.4% in the first nine months of 2013 compared to the first nine months of 2012, which was augmented by a modest price increase of 3.9% over the same period.

Easement and sundry income was $9,070,832 for the first nine months of 2013, an increase of 13.2% compared to the first nine months of 2012 when easement and sundry income was $8,010,317. This increase resulted primarily from increases in sundry lease rentals, sundry income, and pole line easement income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from period to period.

Interest income, including interest on investments, was $420,204 for the first nine months of 2013 compared to $558,703 for the first nine months of 2012, a decrease of 24.8%. Interest on notes receivable for the first nine months of 2013 was $411,281, a decrease of 24.4% compared to the first nine months of 2012 when interest on notes receivable was $543,702. As of September 30, 2013, notes receivable for land sales were $4,232,313 compared to $9,667,642 at September 30, 2012, a decrease of 56.2%. Interest income earned from investments was $8,923 for the first nine months of 2013, a decrease of 40.5% from the first nine months of 2012. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, increased 36.1% for the first nine months of 2013 compared to the first nine months of 2012. This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses for the first nine months of 2013 increased 9.1% compared to the first nine months of 2012. This was primarily due to an increase in legal expenses.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)       During the third quarter of 2013, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2013	35,074	$84.05	–	–
August 1, through August 31, 2013	28,913	$86.10	–	–
September 1, through September 30, 2013	31,460	$85.36	–	–
Total	95,447*	$85.10	–	–

* The Trust purchased and retired 95,447 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date: November 6, 2013	By:	/s/ Roy Thomas
Roy Thomas, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 6, 2013	By:	/s/ David M. Peterson
David M. Peterson, Assistant General Agent, and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation