Form 10-K
period 2013-12-31
TEXAS PACIFIC LAND TRUST
filed 2014-02-28
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2013) was approximately $708,794,240.

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

PART I

Item 1. Business.

(a)     General Development of Business. The registrant (hereinafter called “Texas Pacific” or the “Trust”) was organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the holders of certain debt securities of the Texas and Pacific Railway Company. The Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner, and to use the lands and the proceeds of sale of the lands, either to pay dividends to the Certificate holders or to buy in and cancel outstanding Certificates. The Trust’s income is derived primarily from land sales, oil and gas royalties, easement and sundry income, grazing leases, and interest. This method of operation has continued through the present. During the last five years there has not been any reorganization, disposition of any material amount of assets not in the ordinary course of business (although in the ordinary course of business Texas Pacific does sell or lease large tracts of land owned by it), or any material change in the mode of conducting business.

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

(b)     Financial Information about Industry Segments. Texas Pacific does not have identifiable industry segments, although, as shown in the Statements of Income and Total Comprehensive Income included in the financial statements incorporated by reference in Item 8 of this Report on Form 10-K (the “Report”), land sales, oil and gas royalties, easement and sundry income, grazing leases, and interest income are the major contributors to the income of Texas Pacific. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land and the retention of oil and gas royalties. See the Statements of Income and Total Comprehensive Income for additional sources of income for the last three (3) years of Texas Pacific.

(c)     Narrative Description of Business. As previously indicated, the business done and intended to be done by Texas Pacific consists of sales and leases of land owned by it, retaining oil and gas royalties and the overall management of the land owned by it.

(i)	During the last three fiscal years each of the following items has accounted for at least fifteen percent (15%) of total revenues.

	2013	2012	2011
Oil and Gas Royalties	56%	45%	43%
Land Sales	15%	18%	35%
Easements and Sundry Income	28%	33%	19%

(ii)	Texas Pacific is not in the business of development of new products.

(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)

During 2013, Texas Pacific received $5,977,243, or approximately 13.5 percent of its total revenues and $5,503,950, or approximately 22.5 percent of its oil and gas royalty income, from Anadarko E&P Onshore LLC. Texas Pacific also received $3,036,065, or approximately 12.4 percent of its oil and gas royalty income, during 2013 from Chevron USA, Inc.

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

(xiii)	As of February 28, 2014, Texas Pacific had eight (8) full-time employees.

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

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years. Although the Trust’s oil and gas royalties benefited from the substantial increases in the market prices for oil and gas, when lower market prices for oil and gas occur they will have an adverse effect on our oil and gas royalty revenues.

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

Land sales vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of land sales in the future. The Trust is a passive seller of land and does not actively solicit sales of land. The demand for, and the sale price of, any particular tract of the Trust’s land is influenced by many factors, including the national and local economies, the rate of residential and commercial development in nearby areas, livestock carrying capacity and the condition of the local agricultural industry, which itself is influenced by range conditions and prices for livestock and agricultural products. Approximately 99% of the Trust’s land is classified as ranch land and intermingled with parcels owned by third parties to form ranching units. The Trust’s ability to sell ranch land is, therefore, largely dependent on the actions of adjoining landowners.

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

Item 1B: Unresolved Staff Comments.

Not Applicable.

Item 2: Properties.

As of February 15, 2014, Texas Pacific Land Trust owned the surface estate in 911,217 acres of land, comprised of numerous separate tracts, located in 18 counties in the western part of Texas. There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts.

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

At December 31, 2013, grazing leases were in effect on over 99 percent or approximately 908,349 acres of the Trust’s land. The Trust regularly enters into grazing leases with many different local ranchers which grant the ranch owner lessees the right to graze livestock on the Trust’s properties. These leases are generally in a standard form common in the locality. Grazing leases are generally entered into for terms ranging from three (3) to five (5) years. The Trust generally retains the right to cancel a grazing lease upon thirty (30) days notice in the event of a sale of the land. No individual grazing lease is material to the Trust.

Approximately 10,399 acres of land were sold in 2013.

The Trust leases office space in Dallas, Texas.

Item 3: Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 4: Mine Safety Disclosures.

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange. The range of reported sale prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2013		2012
	High	Low	High	Low

1st Quarter	$70.91	$51.14	$47.67	$39.86
2nd Quarter	$88.91	$67.43	$61.51	$47.32
3rd Quarter	$93.75	$79.60	$60.94	$53.36
4th Quarter	$101.39	$82.44	$59.50	$52.00

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a cash dividend each year for the preceding 56 years. The cash dividend was $.23 per Sub-share in 2012 and was paid during the first quarter of the year. In December 2012, the Trust determined to accelerate the declaration and payment of the annual dividend for 2013, which would normally have occurred in the first quarter of 2013, to the fourth quarter of 2012. Accordingly, a cash dividend of $.25 for 2013 was declared and paid in the fourth quarter of 2012. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2014, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	341
TOTAL	341

The Trust did not sell any equity securities during the year ended December 31, 2013.

During the fourth quarter of 2013, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2013	28,078	$84.60	–	–
November 1, through November 30, 2013	17,460	$92.65	–	–
December 1, through December 31, 2013	32,048	$98.83	–	–
Total	77,586*	$92.29	–	–

* The Trust purchased and retired 77,586 Sub-shares in the open market.

Item 6: Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
Gross income	$44,121,079	$32,606,891	$34,319,036	$20,091,672	$13,138,287
Expenses	3,978,501	3,284,005	3,563,118	3,667,491	3,093,524
Income before income taxes	40,142,578	29,322,886	30,755,918	16,424,181	10,044,763
Income taxes	12,924,070	9,675,068	10,161,149	5,115,470	3,130,720
Net income	$27,218,508	$19,647,818	$20,594,769	$11,308,711	$6,914,043
Net income per Sub-share	$3.16	$2.20	$2.21	$1.17	$.69
Dividends per Sub-share*	$.00	$.48	$.21	$.20	$.19
Average number of Sub-shares outstanding	8,601,171	8,939,045	9,336,998	9,679,921	10,018,028

	As of December 31,
	2013	2012	2011	2010	2009
Total assets, exclusive of property with no assigned value	$22,356,948	$21,186,872	$27,432,257	$24,989,360	$26,787,620

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

2013 Compared to 2012

Total operating and investing revenues in 2013 aggregated $44,121,079, an increase of $11,514,188, or 35.3%, from the $32,606,891 of total operating and investing revenues recorded in 2012. This increase resulted primarily from increases in oil and gas royalty revenue, easements and sundry income, and land sales. These increases were partially offset by a decrease in interest income from notes receivable. Earnings per Sub-share certificate were $3.16 for 2013 compared to $2.20 in 2012. The Trust purchased and retired 322,056 Sub-shares during 2013, leaving 8,473,202 Sub-shares outstanding at December 31, 2013.

Land sales in 2013 were $6,413,588 compared to $5,809,747 in 2012, an increase of $603,841, or 10.4%. A total of 10,399 acres were sold in 2013 at an average price of $617 per acre, compared to 7,252 acres in 2012 at an average price per acre of $801.

Rentals, royalties and other income (including interest on investments) were $37,707,491 in 2013 compared to $26,797,144 in 2012, an increase of 40.7%.

Oil and gas royalty revenue in 2013 was $24,496,851 compared to $14,670,915 in 2012, an increase of 67.0%. Oil royalty revenue was $19,930,212 and gas royalty revenue was $4,566,639 in 2013. Crude oil production from Trust royalty wells increased 60.6% in 2013 from 2012. The average prices per royalty barrel of crude oil for 2013 and 2012 were $91.56 and $87.56, respectively. Total gas production increased 47.7%, and the average price of gas increased by 10.6% in 2013 compared to 2012.

Grazing lease income in 2013 was $494,210 compared to $488,694 in 2012.

Interest revenue (including interest on investments) was $496,243 in 2013 compared to $725,687 in 2012, a decrease of 31.6%. Interest on notes receivable amounted to $484,238 in 2013 compared to $706,252 in 2012. At year end 2013, notes receivable from land sales were $3,887,906 compared to $8,370,984 at year end 2012. Interest on investments amounted to $12,005 in 2013 and $19,435 in 2012, respectively. Total principal cash payments on notes receivable were $4,483,078 in 2013 including $2,736,616 of prepaid principal.

Easement and sundry income revenue in 2013 was $12,220,187 compared to $10,911,848 in 2012. The increase in easement and sundry income revenue was primarily attributable to increases in the amount of sundry income, sundry lease rental income, and, to a lesser extent, pole line easement income received in 2013 compared to 2012 due to an increase in drilling and exploration activity on land owned by the Trust. These increases were partially offset by a decrease in seismic easement income. Easement and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes, were $1,420,635 in 2013 compared to $941,757 in 2012. Oil and gas production taxes were $1,259,287 in 2013 compared to $756,076 in 2012. Ad valorem taxes were $99,984 in 2013 compared to $128,391 in 2012. All other expenses were $2,557,866 in 2013 compared to $2,342,248 in 2012.

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

Tabular Disclosure of Contractual Obligations

As of December 31, 2013, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	58,667	58,667	–	–	–
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–
Total	$58,667	$58,667	$–	$–	$–

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses is recorded in the period of determination. At December 31, 2013, and 2012, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2013 and 2012, no valuation allowances were recorded.

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

Year Ending December 31,	Maturity
2014	$1,203,812
2015	498,497
2016	373,813
2017	400,803
2018	429,743
Thereafter	981,238
$3,887,906

The Trust’s remaining financial instruments consist of cash, accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

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

Effective December 31, 2013, Mr. Thomas resigned and effective January 1, 2014, Mr. Peterson became the new General Agent and Chief Executive Officer, in addition to remaining as Chief Financial Officer. No new Assistant General Agent has been appointed and, in the future, the disclosure controls and procedures will be evaluated solely by the General Agent until a new Assistant General Agent and Chief Financial Officer is appointed.

(b)     Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2013.

(c)     Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d)     Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B: Other Information.

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

(a)     Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Maurice Meyer III	78	Trustee, Chairman of the Trustees, Chairman of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.
John R. Norris III	60	Trustee and Member of Nominating, Compensation and Governance Committee	Trustee since June 7, 2000.
James K. Norwood	72	Trustee, Member of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since June 14, 2006.

We believe Mr. Meyer’s qualifications to serve as a Trustee include the wealth of knowledge and understanding concerning the Trust which he has gained in his twenty-three (23) years of service as a Trustee. In addition, prior to his retirement, he spent his entire career in the securities industry which enables him to bring particularized expertise to provide guidance and assistance to management in administering the Trust’s Sub-share repurchase program prescribed by the terms of the Declaration of Trust.

We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces. In addition to his thirteen (13) years experience as a Trustee, Mr. Norris advised the Trust on legal matters for many years prior to his election as a Trustee.

We believe Mr. Norwood’s extensive experience as a real estate appraiser in Texas makes him particularly well-suited to serve as a Trustee. The Trust is a large landholder and Mr. Norwood’s real estate expertise is invaluable to the Trust in administering its holdings including its leasing and sale of land.

(b)     Executive Officers:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
Roy Thomas	67	General Agent, Chief Executive Officer and Secretary

General Agent and Secretary of the Trust from January 1, 1995 and Chief Executive Officer from November 12, 2002, through December 31, 2013. Mr. Thomas had previously served as Assistant General Agent from December 1, 1992 through December 31, 1994.

David M. Peterson	48	Assistant General Agent and Chief Financial Officer

Assistant General Agent from January 1, 1997, through December 31, 2013 and Chief Financial Officer since November 12, 2002. Effective January 1, 2014, Mr. Peterson became General Agent and Chief Executive Officer as well as Chief Financial Officer.

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

Changes in Procedures Regarding Nomination of Trustees

There have been no material changes to the procedures by which security holders may recommend nominees to the Trust’s Board of Trustees. The Trust has a standing Nominating, Compensation and Governance Committee. The current members of the Nominating, Compensation and Governance Committee are Messrs. Meyer, Norris and Norwood. The Nominating, Compensation and Governance Committee has adopted a formal written charter (the “Nominating, Compensation and Governance Charter”). The Nominating, Compensation and Governance Committee is responsible for identifying and evaluating potential trustees in the event that a vacancy arises, determining compensation of the Trustees and the executive officers, and overseeing corporate governance matters. The Nominating, Compensation and Governance Charter is available on the Company’s Internet website at http://www.TPLTrust.com.

Audit Committee

The Trust has a standing Audit Committee of its Board of Trustees. The current members of the Audit Committee are Messrs. Meyer and Norwood. The Audit Committee has adopted a formal written charter (the “Audit Charter”). The Audit Committee is responsible for ensuring that the Company has adequate internal controls and is required to meet with the Company’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, compensation and oversight of the auditors. The Audit Charter is available on the Company’s Internet website at http://www.TPLTrust.com.

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

Item 11: Executive Compensation.

Compensation Discussion and Analysis

The Trust’s compensation program is designed to reward the performance of the Named Executive Officers in achieving the Trust’s primary goals of protecting and maintaining the assets of the Trust. The compensation program consists principally of a salary and an annual cash bonus. Base salaries provide our Named Executive Officers with a steady income stream that is not contingent on the Trust’s performance, while the addition of a cash bonus allows the Nominating, Compensation and Governance Committee flexibility to recognize and reward the Named Executive Officers’ contributions to the Trust’s performance in a given year. Salaries are reviewed annually and salary increases and the amounts of cash bonuses are determined by the Nominating, Compensation and Governance Committee of the Trustees based upon an evaluation of the Named Executive Officer’s performance against the goals and objectives of the Trust. Differences in salary for the Named Executive Officers may reflect the differing responsibilities of their respective positions, the differing levels of experience of the individuals and internal pay equity considerations. The Nominating, Compensation and Governance Committee does not have a specific list of factors to which it assigns various weights and against which it measures the Named Executive Officers’ performance in making its compensation decisions. The Committee’s decisions are based on their overall impression of the Named Executive Officers’ individual performances.

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

Since the Trust was not required to, and did not, hold an annual or other meeting of certificate holders during 2013 at which Trustees were elected, the Trust was not required to conduct an advisory vote of certificate holders to approve the compensation of its Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
Roy Thomas	2013	$221,000	$45,000	$9,409	$13,260	$288,669
General Agent, Chief	2012	$216,417	$35,000	$76,817	$12,985	$341,219
Executive Officer	2011	$208,208	$30,000	$155,049	$12,493	$405,750
and Secretary

David M. Peterson	2013	$172,917	$38,000	$0	$10,375	$221,292
Assistant General	2012	$163,125	$30,000	$55,804	$9,788	$258,717
Agent and Chief	2011	$151,042	$25,000	$59,066	$9,063	$244,171
Financial Officer

(1)

Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans) from the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited financial statements for the prior completed fiscal year to the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited financial statements for the covered fiscal year. For Mr. Thomas, the actuarial present value as of December 31, 2013, is based on the actual benefit being paid. For Mr. Peterson, the actual change for 2013 is ($7,987).

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments during Last Fiscal Year
Roy Thomas	Texas Pacific Land Trust Revised Employees’ Pension Plan	27.0	$945,516	$0
David M. Peterson	Texas Pacific Land Trust Revised Employees’ Pension Plan	18.5	$213,646	$0

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

As of December 31, 2013, the annual accrued normal retirement benefit is estimated to be $42,363 for Mr. Peterson. As of December 31, 2013, Mr. Thomas retired with an annual accrued benefit of $91,934, which is being paid as a 100% Joint and Survivor benefit of $69,664 per year. The present value of accumulated plan benefits shown above is based on the benefit being paid to Mr. Thomas.

The Plan provides for early retirement after 20 years of service with the Trust. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55. Mr. Thomas has commenced his retirement benefit on January 1, 2014. Mr. Peterson is not currently eligible for an early retirement benefit.

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

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class
Craig D. Hodges (1) 2905 Maple Ave. Dallas, TX 75201	594,746	Sub-share certificates	6.90%

Horizon Kinetics LLC (2) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,484,596	Sub-share certificates	17.36%

Kinetics Asset Management, LLC (2) 470 Park Avenue South, 4th Floor South, New York, New York 10016	884,200	Sub-share certificates	10.34%

Horizon Asset Management LLC (2) 470 Park Avenue South, 4th Floor South, New York, New York 10016	462,681	Sub-share certificates	5.41%

 ______________________

(1)

The information set forth is based on a joint filing on Schedule 13G made on February 13, 2014 by Craig D. Hodges (“Hodges”), First Dallas Holdings, Inc. (“Holdings”), First Dallas Securities, Inc. (“Securities”), Hodges Capital Management, Inc. (“HCM”), Hodges Fund (“HF”), Hodges Small Cap Fund (“HSCF”), Hodges Blue Chip 25 Fund (“HBCF”), Hodges Small Intrinsic Value Fund (“HSIVF”) and Hodges Small-Mid Cap Fund (“HSMCF”). According to the filing, (i) Hodges shares voting power with respect to 431,956 of the Sub-share certificates and shares dispositive power with respect to 594,746 of the Sub-share certificates, (ii) Holdings shares voting power with respect to 431,956 of the Sub-share certificates and shares dispositive power with respect to 594,746 of the Sub-share certificates, (iii) Securities shares dispositive power with respect to 79,405 of the Sub-share certificates, (iv) HCM shares voting power with respect to 415,959 of the Sub-share certificates and shares dispositive power with respect to 499,344 of the Sub-share certificates, (v) HF shares voting and dispositive power with respect to 259,659 of the Sub-share certificates, (vi) HSCF shares voting and dispositive power with respect to 150,000 of the Sub-share certificates, (vii) HBCF shares voting and dispositive power with respect to 5,000 of the Sub-share certificates, (viii) HSIVF shares voting and dispositive power with respect to 300 of the Sub-share certificates, and (ix) HSMCF shares voting and dispositive power with respect to 1,000 of the Sub-share certificates. The Schedule 13G indicates that (A) Securities is a broker-dealer and an investment adviser, (B) HCM is an investment adviser, (C) HF is a series of an investment company, (D) HSCF is a series of an investment company, (E) HBCF is a series of an investment company, (F) HSIVF is a series of an investment company, (G) HSMCF is a series of an investment company, and (H) Holdings is a holding company. The Schedule 13G further indicates that Hodges is the controlling shareholder of Holdings, that Holdings is the parent holding company of Securities and HCM and that HF, HSCF, HBCF, HSIVF and HSMCF are all series of an investment company as to which HCM serves as the investment adviser. The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(2)

The information set forth is based on a joint filing on Schedule 13G made on February 7, 2014 by Horizon Kinetics LLC (“Horizon”), Kinetics Asset Management, LLC (“Kinetics”) and Horizon Asset Management LLC (“HAM”). According to the Schedule 13G, Horizon has sole voting power and sole dispositive power with respect to 1,484,596 of the Sub-share certificates, Kinetics has sole voting power and sole dispositive power with respect to 884,200 of the Sub-share certificates, and HAM has sole voting power and dispositive power with respect to 462,681 of the Sub-share certificates. The filing indicates that Horizon is a holding company and Kinetics and HAM are investment advisers and that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(b)     Security Ownership of Management: The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 28, 2014		Percent of Class
Sub-share certificates:	Maurice Meyer III	74,750	(2)	*

Sub-share certificates:	John R. Norris III	1,000		*

Sub-share certificates:	James K. Norwood	1,400		*

Sub-share certificates:	Roy Thomas	1,000		*

Sub-share certificates:	David M. Peterson	--		--

Sub-share certificates:	All Trustees and Officers as a Group	78,150		0.9%

 _______________________

*Indicates ownership of less than 1% of the class.

(1)

The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. The figures set forth in the table represent Sub-share certificates. On February 28, 2014, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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

Item 14: Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, PLLC (“Lane Gorman Trubitt”) during 2013 and 2012 were furnished at customary rates. A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2013 and 2012 is set forth below:

Audit Fees. Lane Gorman Trubitt billed the Trust approximately $92,400 in 2013 and $89,200 in 2012 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2013 and 2012.

Audit-Related Fees. Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2013 or 2012 not included in “Audit Fees”, above.

Tax Fees. Lane Gorman Trubitt did not bill the Trust for any tax fees in 2013 or 2012.

All Other Fees. Lane Gorman Trubitt did not bill the Trust any other fees in either 2013 or 2012.

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

Item 15: Exhibits and Financial Statement Schedules.

(a)     Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-20 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2013 and 2012

Statements of Income and Total Comprehensive Income – Years Ended December 31, 2013, 2012 and 2011

Statements of Net Proceeds from All Sources – Years Ended December 31, 2013, 2012 and 2011

Statements of Cash Flows – Years Ended December 31, 2013, 2012 and 2011

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)     Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)     Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2014.

TEXAS PACIFIC LAND TRUST

By:	/s/ David M. Peterson
David M. Peterson General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 28th day of February, 2014. .

Signature	Title(s)

/s/ David M. Peterson	General Agent, Chief Executive Officer and Secretary
David M. Peterson	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Maurice Meyer III	Chairman of the Trustees
Maurice Meyer III

/s/ John R. Norris III	Trustee
John R. Norris III

/s/ James K. Norwood	Trustee
James K. Norwood

Item 15(a): Financial Statements.

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders

Texas Pacific Land Trust

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2013 and 2012 and the related statements of income and total comprehensive income, net proceeds from all sources, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust arebeing made only in accordance with authorizations of management and trustees of the Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

Dallas, Texas

February 28, 2014

Members of AICPA and The Leading Edge Alliance

2626 Howell Street l Suite 700 l Dallas, TX 75204 l 214.871.7500 l Toll Free 877.231.7500 l Fax 214.871.0011 l www.lgt-cpa.com

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

December 31, 2013 and 2012

ASSETS	2013	2012

Cash and cash equivalents	$13,239,211	$8,424,907
Accrued receivables	3,725,535	2,700,855
Other assets	298,105	82,082
Prepaid income taxes	—	416,882
Notes receivable for land sales ($1,203,812 due in 2014 and $1,801,666 due in 2013) (note 2)	3,887,906	8,370,984
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	81,132	66,103
Real estate acquired (notes 2 and 4)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned (note 2):
Land (surface rights) situated in eighteen counties in Texas – 901,092 acres in 2013 and 911,491 acres in 2012	—	—
Town lots – 310 lots in Morita in 2013 and 318 lots in Morita and Loraine in 2012	—	—
1/16 nonparticipating perpetual royalty interest in 373,777.09 acres	—	—
1/128 nonparticipating perpetual royalty interest in 85,413.60 acres	—	—
Total assets	$22,356,948	$21,186,872
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$862,364	$1,075,256
Income taxes payable	354,687	240,887
Other taxes payable	158,779	108,816
Unearned revenue (note 2)	1,377,577	1,017,693
Deferred taxes (note 6)	1,673,875	2,274,496
Pension plan liability (note 5)	—	873,579
Total liabilities	4,427,282	5,590,727
Commitments and contingencies (note 7)	—	—

Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 8,473,202 Sub-sharesin 2013 and 8,795,258 Sub-shares in 2012	—	—
Accumulated other comprehensive income (loss)	(622,012)	(953,965)
Net proceeds from all sources	18,551,678	16,550,110

Total capital	17,929,666	15,596,145

Total liabilities and capital	$22,356,948	$21,186,872

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Income:
Oil and gas royalties	$24,496,851	$14,670,915	$14,685,502
Grazing lease rentals	494,210	488,694	499,400
Land sales	6,413,588	5,809,747	11,873,112
Interest income from notes receivable	484,238	706,252	879,749
Easements and sundry income	12,220,187	10,911,848	6,362,745
	44,109,074	32,587,456	34,300,508
Expenses:
Taxes, other than income taxes	1,420,635	941,757	922,951
Salaries and related employee benefits	1,189,141	1,106,599	1,002,489
General expense, supplies, and travel	589,307	601,590	571,705
Basis in real estate sold	—	—	36,445
Legal and professional fees	755,132	609,555	1,008,853
Depreciation	16,286	16,504	12,675
Trustees’ compensation	8,000	8,000	8,000
	3,978,501	3,284,005	3,563,118
Operating income	40,130,573	29,303,451	30,737,390
Interest income earned from investments	12,005	19,435	18,528
Income before income taxes	40,142,578	29,322,886	30,755,918
Income taxes (note 6):
Current	13,708,995	10,287,844	11,318,631
Deferred	(784,925)	(612,776)	(1,157,482)
	12,924,070	9,675,068	10,161,149
Net income	$27,218,508	$19,647,818	$20,594,769

Amortization of net actuarial costs and prior service costs, net of income taxes of $39,093, $42,812, and $24,467 respectively	72,601	79,507	45,438
Net actuarial gain (loss) on pension plan net of income taxes of $145,211, $(109,244), and $(196,015) respectively	259,352	(199,158)	(364,028)
Total other comprehensive gain (loss)	331,953	(119,651)	(318,590)
Total comprehensive income	$27,550,461	$19,528,167	$20,276,179
Net income per Sub-share Certificate	$3.16	$2.20	$2.21

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF NET PROCEEDS FROM ALL SOURCES

Years Ended December 31, 2013, 2012 and 2011

	Sub-share Certificates of Proprietary Interest	Accumulated Other Comprehensive Income (Loss)	Net Proceeds From All Sources	Total
Balances at December 31, 2010	9,548,444	$(515,724)	$18,817,950	$18,302,226
Net income	—	—	20,594,769	20,594,769
Periodic pension costs, net of income taxes of $171,548	—	(318,590)	—	(318,590)
Cost of 373,030 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(373,030)	—	(16,030,938)	(16,030,938)
Dividends paid - $.21 per Sub-share Certificate	—	—	(2,000,233)	(2,000,233)
Balances at December 31, 2011	9,175,414	(834,314)	21,381,548	20,547,234
Net income	—	—	19,647,818	19,647,818
Periodic pension costs, net of income taxes of $66,432	—	(119,651)	—	(119,651)
Cost of 380,156 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(380,156)	—	(20,183,747)	(20,183,747)
Dividends paid - $.48 per Sub-share Certificate	—	—	(4,295,509)	(4,295,509)
Balances at December 31, 2012	8,795,258	(953,965)	16,550,110	15,596,145
Net income	—	—	27,218,508	27,218,508
Periodic pension costs, net of income taxes of $184,304	—	331,953	—	331,953
Cost of 322,056 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(322,056)	—	(25,216,940)	(25,216,940)
Dividends paid - $.00 per Sub-share Certificate	—	—	—	—
Balances at December 31, 2013	8,473,202	$(622,012)	$18,551,678	$17,929,666

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net income	$27,218,508	$19,647,818	$20,594,769
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(600,621)	(679,207)	(1,329,030)
Depreciation and amortization	16,286	16,504	12,675
(Gain) loss on disposal of fixed assets	2,795	2,470	(1,424)
Changes in operating assets and liabilities:
Accrued receivables and other assets	(1,240,703)	92,408	(637,244)
Income taxes payable	113,800	(1,139,325)	1,230,979
Prepaid income taxes	416,882	(416,882)	57,893
Notes receivable for land sales	4,483,078	1,983,119	3,988,795
Real estate acquired	—	—	36,445
Accounts payable, accrued expenses and other liabilities	(344,671)	404,585	(22,650)

Net cash provided by operating activities	30,065,354	19,911,490	23,931,208
Cash flows from investing activities:
Proceeds from sale of fixed assets	20,500	13,500	17,250
Purchase of fixed assets	(54,610)	(50,405)	(37,261)
Net cash used in investing activities	(34,110)	(36,905)	(20,011)
Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(25,216,940)	(20,183,747)	(16,030,938)
Dividends paid	—	(4,295,509)	(2,000,233)
Net cash used in financing activities	(25,216,940)	(24,479,256)	(18,031,171)
Net increase (decrease) in cash and cash equivalents	4,814,304	(4,604,671)	5,880,026
Cash and cash equivalents, beginning of period	8,424,907	13,029,578	7,149,552
Cash and cash equivalents, end of period	$13,239,211	$8,424,907	$13,029,578

See accompanying notes to financial statements.

 TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2013, 2012 and 2011

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

The Trust is organized to manage land, including royalty interests, for the benefit of its owners. The Trust’s income is derived primarily from land sales, oil and gas royalties, easements, grazing and sundry leases, interest on notes receivable, and interest on investments.

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

December 31, 2013, 2012 and 2011

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

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

Cash disbursed for income taxes in 2013, 2012 and 2011 was $13,178,312, $11,844,051, and $10,029,759, respectively. New loans made by the Trust in connection with land sales amounted to $0, $613,800, and $174,750 for the years ended December 31, 2013, 2012 and 2011, respectively.

(e)	Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and unpaid interest on notes receivable for land sales. Accrued receivables are reflected at their net realizable value based on historical royalty and interest receipt information and other factors anticipated to affect valuation. A valuation allowance is recorded if amounts expected to be received are considered impaired. No allowance was considered necessary at December 31, 2013 and 2012.

(f)	Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from three to five years. Accumulated depreciation as of December 31, 2013 and 2012 is $109,631 and $104,192, respectively.

(g)	Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any. The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust. Notes receivable bear interest rates ranging from 7.0% to 9.0% as of December 31, 2013 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.1% as of December 31, 2013. The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2013, 2012 and 2011 were $2,736,616, $940,145, and $2,683,841, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. Accounts are considered delinquent thirty days after the contractual due dates. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2013 and 2012.

Three customers represented approximately 77% of notes receivable at December 31, 2013 and 80% at December 31, 2012.

The maturities of notes receivable for each of the five years subsequent to December 31, 2013 are:

Year ending December 31,	Amount
2014	$1,203,812
2015	498,497
2016	373,813
2017	400,803
2018	429,743
Thereafter	981,238
$3,887,906

(h)	Real Estate Acquired

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

December 31, 2013, 2012 and 2011

(j)	Net Income per Sub-share

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (8,601,171 in 2013, 8,939,045 in 2012 and 9,336,998 in 2011).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at December 31, 2013 and 2012.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

(4)	Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2013 and 2012:

	2013		2012
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,124.78	$1,125,059	10,124.78	$1,125,059

Additions	—	—	—	—
Sales	—	—	—	—
Balance at December 31:	10,124.78	$1,125,059	10,124.78	$1,125,059

No valuation allowance was necessary at December 31, 2013 and 2012.

(5)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $49,327, $42,454, and $38,918, in 2013, 2012, and 2011, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2013 and 2012 using a measurement date of December 31:

	2013	2012
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$4,030,848	$3,640,465
Service cost	104,920	67,083
Interest cost	166,865	168,122
Actuarial (gain) loss	(271,978)	297,638
Benefits paid	(143,137)	(142,460)
Projected benefit obligation at end of year	$3,887,518	$4,030,848

Change in plan assets:
Fair value of plan assets at beginning of year	$3,157,269	$3,100,494
Actual return on plan assets	367,108	199,235
Contributions by employer	701,402	—
Benefits paid	(143,137)	(142,460)
Fair value of plan assets at end of year	$4,082,642	$3,157,269
Funded (unfunded) status at end of year	$195,124	$(873,579)

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

Amounts recognized in the balance sheets as of December 31 consist of:

	2013	2012

Assets	$195,124	$—
Liabilities	—	(873,579)
	$195,124	$(873,579)

Amounts recognized in accumulated other comprehensive income (loss) consist of the following at December 31:

	2013	2012

Net actuarial loss	$(944,305)	$(1,453,722)
Prior service cost	(9,081)	(15,921)

Amounts recognized in accumulated other comprehensive income (loss), before taxes	(953,386)	(1,469,643)
Income tax benefit	331,374	515,678
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$(622,012)	$(953,965)

Net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 include the following components:

	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$104,920	$67,083	$96,083
Interest cost	166,865	168,122	171,493
Expected return on plan assets	(234,523)	(209,999)	(180,852)
Amortization of net loss	104,854	113,723	61,309
Amortization of prior service cost	6,840	8,596	8,596

Net periodic benefit cost	$148,956	$147,525	$156,629

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2013	2012	2011
Net actuarial (gain) loss	$(404,563)	$308,402	$560,043
Recognized actuarial loss	(104,854)	(113,723)	(61,309)
Recognized prior service cost	(6,840)	(8,596)	(8,596)
Total recognized in other comprehensive income, before taxes	$(516,257)	$186,083	$490,138
Total recognized in net benefit cost and other comprehensive income, before taxes	$(367,301)	$333,608	$646,767

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $46,171 and $5,570, respectively.

The following table summarizes the Plan assets in excess of projected benefit obligation and accumulated benefit obligation at December 31, 2013, and the projected benefit obligation and accumulated benefit obligation in excess of Plan assets at December 31, 2012:

	2013	2012
Plan assets in excess of projected benefit obligation:
Projected benefit obligation	$3,887,518	$4,030,848
Fair value of plan assets	$4,082,642	$3,157,269
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$3,312,631	$3,390,382
Fair value of plan assets	$4,082,642	$3,157,269

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2013, 2012, and 2011

	2013	2012	2011
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.00%	4.25%	4.75%
Rate of compensation increase	7.29	7.29	7.29

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	4.25%	4.75%	5.75%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

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

The Plan has a formal investment policy statement. The Plan’s investment objective is balanced income, with a moderate risk tolerance. This objective emphasizes current income through a 30% to 80% allocation to fixed income securities, complemented by a secondary consideration for capital appreciation through an equity allocation in the range of 20% to 60%. Diversification is achieved through investment in mutual funds and bonds. The asset allocation is reviewed annually with respect to the target allocations and rebalancing adjustments and/or target allocation changes are made as appropriate. The Trust’s current funding policy is to maintain the Plan’s fully funded status on an ERISA minimum funding basis.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

The fair values of plan assets by major asset category at December 31, 2013 and 2012, respectively, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$722,888	$722,888	$—	$—
Equities	109,989	109,989	—	—
Mutual Funds
Equity Funds	1,628,020	1,628,020	—	—
Fixed Income Funds	1,621,745	1,621,745	—	—
Total	$4,082,642	$4,082,642	$—	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$296,745	$296,745	$—	$—
Equities	58,773	58,773
Mutual Funds			—	—
Equity Funds	1,223,629	1,223,629	—	—
Fixed Income Funds	1,578,122	1,578,122	—	—
Total	$3,157,269	$3,157,269	$—	$—

Management intends to fund the minimum ERISA amount for 2014. The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

Year ending December 31,	Amount
2014	$211,110
2015	207,709
2016	208,236
2017	205,528
2018	234,899
2019 to 2023	1,315,977

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

(6)	Income Taxes

The income tax provision charged to operations for the years ended December 31, 2013, 2012, and 2011 was as follows:

	2013	2012	2011
Current:
U.S. federal	$13,381,265	$10,046,442	$11,053,133
State and local	327,730	241,402	265,498
	13,708,995	10,287,844	11,318,631
Deferred expense	(784,925)	(612,776)	(1,157,482)
	$12,924,070	$9,675,068	$10,161,149

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before Federal income taxes as a result of the following:

	2013	2012	2011
Computed tax expense at the statutory rate	$14,049,902	$10,263,010	$10,764,571
Reduction in income taxes resulting from:
Statutory depletion	(1,317,177)	(799,957)	(802,104)
State taxes	312,340	227,718	238,860
Other, net	(120,995)	(15,703)	(40,178)
	$12,924,070	$9,675,068	$10,161,149

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Basis difference in pension plan liability	$(69,659)	$311,868
Total deferred tax asset (liability)	(69,659)	311,868

Basis differences in real estate acquired through foreclosure	237,697	237,697
Deferred installment revenue on land sales for tax purposes	1,366,519	2,348,667
Total deferred tax liability	1,604,216	2,586,364
Net deferred tax liability	$1,673,875	$2,274,496

The Trust files a United States Federal income tax return. With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2010.

(7)	Lease Commitments

The Trust is a lessee under an operating lease in connection with its administrative offices located in Dallas, Texas. This lease agreement requires monthly rent of approximately $5,867 and expires in October 2014. Future minimum lease payments were as follows at December 31, 2013:

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

Year ending December 31,	Amount
2014	$58,667
2015	-
2016	-
2017	-
Thereafter	-
$58,667

Rent expense amounted to $70,400 for each of the years ended December 31, 2013, 2012, and 2011, respectively.

(8)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2013 and 2012.

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

At their February 2014 meeting, the Trustees declared a cash dividend of $.27 per Sub-share, payable March 14, 2014 to Sub-share holders of record at the close of business on March 6, 2014.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2013, 2012 and 2011

(10)	Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2013 2012 and 2011, respectively: oil (in barrels) – 217,682, 135,561, and 128,170, and gas (in thousands of cubic feet) – 1,065,458, 721,560 and 572,506. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

(11)	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2013 and 2012:

	Quarter ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Income	$12,503,683	$14,936,609	$9,953,933	$6,726,854
Income before income taxes	$11,145,275	$14,103,915	$9,049,678	$5,843,710
Net income	$7,519,106	$9,431,118	$6,130,440	$4,137,844
Net income per Sub-share Certificate	$0.88	$1.10	$0.71	$0.47

	Quarter ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Income	$7,276,793	$7,043,281	$8,706,738	$9,580,079
Income before income taxes	$6,218,508	$6,369,983	$7,956,109	$8,778,286
Net income	$4,113,797	$4,311,092	$5,284,674	$5,938,255
Net income per Sub-share Certificate	$0.47	$0.48	$0.59	$0.65

INDEX OF EXHIBITS

Exhibit Number	Description
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