Form 10-Q
period 2014-03-31
TEXAS PACIFIC LAND TRUST
filed 2014-05-07
CIK 97517

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

 _____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 2014

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

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)

Cash and cash equivalents	$18,267,857	$13,239,211
Accrued receivables	4,666,502	3,725,535
Other assets	308,341	298,105
Notes receivable for land sales	3,521,185	3,887,906
Water wells, vehicles, furniture, and equipment - at cost less accumulated depreciation	76,264	81,132
Real estate acquired:
(10,125 acres at March 31, 2014 and December 31, 2013)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 901,092 acres in 2014 and 2013	–	–

Town lots in Morita – 310 lots in 2014 and in 2013	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2014 and 2013	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2014 and 2013	–	–
	$27,965,208	$22,356,948

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$703,418	$862,364
Income taxes payable	3,863,663	354,687
Other taxes payable	221,897	158,779
Unearned revenue	1,499,296	1,377,577
Deferred taxes	1,548,407	1,673,875
Total liabilities	7,836,681	4,427,282

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,445,559 Sub-shares in 2014 and 8,473,202 Sub-shares in 2013	–	–
Other comprehensive income (loss)	(613,604)	(622,012)
Net proceeds from all sources	20,742,131	18,551,678
Total capital	20,128,527	17,929,666
	$27,965,208	$22,356,948

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Income:
Rentals, royalties and sundry income	$11,512,811	$6,463,508
Land sales	–	113,000
Interest income from notes receivable	65,798	147,275
	11,578,609	6,723,783
Expenses:
Taxes, other than income taxes	426,677	241,587
General and administrative expenses	515,728	641,557
	942,405	883,144
Operating income	10,636,204	5,840,639
Interest income earned from investments	3,344	3,071

Income before income taxes	10,639,548	5,843,710
Income taxes	3,389,630	1,705,866
Net income	$7,249,918	$4,137,844
Other comprehensive income – periodic pension costs, net of income taxes of $4,527 and $9,773, respectively	8,408	18,150
Total comprehensive income	$7,258,326	$4,155,994

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,451,133	8,755,321

Basic and dilutive earnings per sub-share certificate on net income	$.86	$.47

Cash dividends per sub-share certificate	$.27	$––

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,249,918	$4,137,844
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(125,468)	(104,736)
Depreciation and amortization	5,655	4,095
Changes in operating assets and liabilities:
Accrued receivables and other assets	(951,203)	(497,861)
Prepaid income taxes	––	416,882
Notes receivable for land sales	366,721	332,356
Accounts payable, accrued expenses and other liabilities	34,299	(296,434)
Income taxes payable	3,508,976	1,403,493
Net cash provided by operating activities	10,088,898	5,395,639

Cash flows from investing activities:
Purchase of fixed assets	(787)	––
Net cash used in investing activities	(787)	––

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(2,779,165)	(3,876,907)
Dividends paid	(2,280,300)	––
Net cash used in financing activities	(5,059,465)	(3,876,907)

Net increase in cash and cash equivalents	5,028,646	1,518,732

Cash and cash equivalents, beginning of period	13,239,211	8,424,907

Cash and cash equivalents, end of period	$18,267,857	$9,943,639

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2014 and the results of its operations for the three month periods ended March 31, 2014 and 2013, respectively, and its cash flows for the three month periods ended March 31, 2014 and 2013, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2013 and 2012 and for each of the years in the three year period ended December 31, 2013 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through May 7, 2014, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2014 and 2013 is summarized as follows:

	2014	2013

Income taxes paid	$10,649	$-

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

(9)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years beginning after December 15, 2011. We adopted the provisions of ASU 2011-05 as of January 1, 2012 using the single continuous statement presentation. The adoption of this guidance did not have a material effect on our financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013

Earnings per Sub-share certificate were $.86 for the first quarter of 2014, compared to $.47 for the first quarter of 2013. Total operating and investing revenues were $11,581,953 for the first quarter of 2014 compared to $6,726,854 for the first quarter of 2013, an increase of 72.2%. This increase in revenue and earnings was due primarily to increases in oil and gas royalty revenue and easement and sundry income. These increases were only slightly offset by decreases in land sales and interest income from notes receivable.

No land sales occurred in the first quarter of 2014. In the first quarter of 2013 the Trust sold approximately 56.4 acres for a total of $113,000, or approximately $2,004 per acre.

Rentals, royalties and sundry income were $11,512,811 during the first quarter of 2014, compared to $6,463,508 for the first quarter of 2013, an increase of 78.1%. This increase resulted primarily from increases in oil and gas royalty revenue and easement and sundry income.

Oil and gas royalty revenue was $7,242,060 for the first quarter of 2014, compared to $3,994,691 for the first quarter of 2013, an increase of 81.3%. Oil royalty revenue was $5,395,201 for the first quarter of 2014, an increase of 50.2% from the first quarter of 2013 when oil royalty revenue was $3,591,741. The average price per royalty barrel of crude oil during the first quarter of 2014 was 8.8% higher than the average price prevailing during the first quarter of 2013. In addition, crude oil production subject to the Trust’s royalty interest increased 38.0% in the first quarter of 2014 compared to the first quarter of 2013. Gas royalty revenue was $1,846,859 for the first quarter of 2014, an increase of 358.3% from the first quarter of 2013 when gas royalty revenue was $402,950. This increase in gas royalty revenue resulted from both volume and price increases of 124.5% and 104.4% respectively, in the first quarter of 2014 compared to the first quarter of 2013.

Easement and sundry income was $4,168,204 for the first quarter of 2014, an increase of 77.1% compared to the first quarter of 2013 when easement and sundry income was $2,353,498. This increase resulted primarily from increases in pipeline easement income and sundry income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $69,142 for the first quarter of 2014 compared to $150,346 for the first quarter of 2013, a decrease of 54.0%. Interest on notes receivable for the first quarter of 2014 was $65,798, a decrease of 55.3% compared to the first quarter of 2013 when interest on notes receivable was $147,275. As of March 31, 2014, notes receivable for land sales were $3,521,185 compared to $8,038,628 at March 31, 2013, a decrease of 56.2%. Interest income earned from investments was $3,344 for the first quarter of 2014, an increase of 8.9% from the first quarter of 2013. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $426,677 for the first quarter of 2014 compared to $241,587 for the first quarter of 2013, an increase of 76.6%. This increase is primarily attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses were $515,728 for the first quarter of 2014 compared to $641,557 for the first quarter of 2013, a decrease of 19.6%. This decrease was primarily due to decreases in legal expenses and employment expenses.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2013.

Item 4.   Controls and Procedures

Pursuant to Rule 13a-15, management of the Trust under the supervision and with the participation of David M. Peterson, the Trust’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the Trust’s fiscal quarter covered by this Report on Form 10-Q. Based upon that evaluation, Mr. Peterson concluded that the Trust’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

There have been no changes in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.   Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2014, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2014	24,743	$97.90	–	–
February 1, through February 28, 2014	2,900	$123.01	–	–
March 1, through March 31, 2014	–	–	–	–
Total	27,643*	$100.54	–	–

* The Trust purchased and retired 27,643 Sub-shares in the open market.

Item 6.   Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date: May 7, 2014	By:	/s/ David M. Peterson
David M. Peterson, General Agent, Authorized Signatory and Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation