Form 10-Q
period 2014-06-30
TEXAS PACIFIC LAND TRUST
filed 2014-08-06
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust

(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$24,137,648	$13,239,211
Accrued receivables	4,461,608	3,725,535
Other assets	285,089	298,105
Notes receivable for land sales	1,286,529	3,887,906
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	92,447	81,132
Real estate acquired: (10,125 acres at June 30, 2014 and December 31, 2013)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 899,697 acres in 2014 and 901,092 acres in 2013	–	–

Town lots in Morita – 0 lots in 2014 and 310 lots in 2013	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2014 and 2013	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2014 and 2013	–	–
	$31,388,380	$22,356,948
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$795,204	$862,364
Income taxes payable	1,829,151	354,687
Other taxes payable	252,902	158,779
Unearned revenue	1,633,233	1,377,577
Deferred taxes	766,631	1,673,875
Total liabilities	5,277,121	4,427,282
Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,420,418 Sub-shares in 2014 and 8,473,202 Sub-shares in 2013	–	–
Other comprehensive income (loss)	(605,196)	(622,012)
Net proceeds from all sources	26,716,455	18,551,678
Total capital	26,111,259	17,929,666
	$31,388,380	$22,356,948

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income:
Rentals, royalties and sundry income	$13,870,779	$9,592,061	$25,383,590	$16,055,569
Land sales	1,670,605	218,588	1,670,605	331,588
Interest income from notes receivable	38,500	140,175	104,298	287,450
	15,579,884	9,950,824	27,158,493	16,674,607

Expenses:
Taxes, other than income taxes	447,703	384,115	874,380	625,702
General and administrative expenses	422,649	520,140	938,377	1,161,697
	870,352	904,255	1,812,757	1,787,399
Operating income	14,709,532	9,046,569	25,345,736	14,887,208
Interest income earned from investments	3,380	3,109	6,724	6,180

Income before income taxes	14,712,912	9,049,678	25,352,460	14,893,388
Income taxes	4,798,745	2,919,238	8,188,375	4,625,104
Net income	$9,914,167	$6,130,440	$17,164,085	$10,268,284

Other comprehensive income – periodic pension costs, net of income taxes of $4,527, $9,773, $9,054, and $19,546 respectively	8,408	18,150	16,816	36,300
Total comprehensive income	$9,922,575	$6,148,590	$17,180,901	$10,304,584

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,439,914	8,686,690	8,443,926	8,710,356

Basic and dilutive earnings per sub-share certificate on net income	$1.17	$.71	$2.03	$1.18

Cash dividends per sub-share certificate	$–	$–	$.27	$–

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$17,164,085	$10,268,284
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(907,244)	(363,827)
Depreciation and amortization	11,938	9,226
Loss on disposal of fixed assets	5,083	2,795
Changes in operating assets and liabilities:
Accrued receivables and other assets	(723,057)	(768,619)
Prepaid income taxes	–	416,882
Notes receivable for land sales	2,601,377	1,082,447
Accounts payable, accrued expenses and other liabilities	299,435	(119,455)
Income taxes payable	1,474,464	288,282
Net cash provided by operating activities	19,926,081	10,816,015

Cash flows from investing activities:
Proceeds from sale of fixed assets	21,000	20,500
Purchase of fixed assets	(49,336)	(34,233)
Net cash used in investing activities	(28,336)	(13,733)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(6,719,008)	(9,933,710)
Dividends paid	(2,280,300)	–
Net cash used in financing activities	(8,999,308)	(9,933,710)

Net increase in cash and cash equivalents	10,898,437	868,572

Cash and cash equivalents, beginning of period	13,239,211	8,424,907

Cash and cash equivalents, end of period	$24,137,648	$9,293,479

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2014 and the results of its operations for the three month and six month periods ended June 30, 2014 and 2013, respectively, and its cash flows for the six month periods ended June 30, 2014 and 2013, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2013 and 2012 and for each of the years in the three year period ended December 31, 2013 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through August 6, 2014, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2014 and 2013 is summarized as follows:

	2014	2013

Income taxes paid	$7,630,210	$4,303,312

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

Results of Operations for the Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013

Earnings per Sub-share certificate were $1.17 for the second quarter of 2014, compared to $.71 for the second quarter of 2013. Total operating and investing revenues were $15,583,264 for the second quarter of 2014 compared to $9,953,933 for the second quarter of 2013, an increase of 56.6%. This increase in revenue and earnings was due primarily to increases in oil and gas royalty revenue, easement and sundry income, and land sales. These increases were partially offset by a decrease in interest income on notes receivable.

In the second quarter of 2014, the Trust sold approximately 1,395 acres for a total of $1,670,605, or approximately $1,198 per acre. In the second quarter of 2013, the Trust sold approximately 43.7 acres for a total of $218,588, or approximately $5,000 per acre.

Rentals, royalties and sundry income were $13,870,779 during the second quarter of 2014, compared to $9,592,061 for the second quarter of 2013, an increase of 44.6%. This increase resulted primarily from increases in oil and gas royalty revenue and easement and sundry income.

Oil and gas royalty revenue was $7,863,507 for the second quarter of 2014, compared to $6,357,782 for the second quarter of 2013, an increase of 23.7%. Oil royalty revenue was $6,301,472 for the second quarter of 2014, an increase of 30.9% from the second quarter of 2013 when oil royalty revenue was $4,813,771. The average price per royalty barrel of crude oil during the second quarter of 2014 was 12.8% higher than the average price prevailing during the second quarter of 2013. In addition, crude oil production subject to the Trust’s royalty interest increased 16.1% in the second quarter of 2014 compared to the second quarter of 2013. Gas royalty revenue was $1,562,035 for the second quarter of 2014, an increase of 1.2% from the second quarter of 2013 when gas royalty revenue was $1,544,011. This increase in gas royalty revenue resulted from a volume increase of 4.9% in the second quarter of 2014 compared to the second quarter of 2013, which more than offset a price decrease of 3.5%.

Easement and sundry income was $5,863,269 for the second quarter of 2014, an increase of 90.3% compared to the second quarter of 2013 when easement and sundry income was $3,081,718. This increase resulted primarily from increases in pipeline easement income, sundry income, and seismic permit income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $41,880 for the second quarter of 2014 compared to $143,284 for the second quarter of 2013, a decrease of 70.8%. Interest on notes receivable for the second quarter of 2014 was $38,500, a decrease of 72.5% compared to the second quarter of 2013 when interest on notes receivable was $140,175. As of June 30, 2014, notes receivable for land sales were $1,286,529 compared to $7,288,537 at June 30, 2013, a decrease of 82.3%. Interest income earned from investments was $3,380 for the second quarter of 2014, an increase of 8.7% from the second quarter of 2013. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $447,703 for the second quarter of 2014 compared to $384,115 for the second quarter of 2013, an increase of 16.6%. This increase is primarily attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses were $422,649 for the second quarter of 2014 compared to $520,140 for the second quarter of 2013, a decrease of 18.7%. This decrease was primarily due to decreases in legal expenses and employment expenses.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Earnings per Sub-share certificate were $2.03 for the first six months of 2014, compared to $1.18 for the first six months of 2013. Total operating and investing revenues were $27,165,217 for the first six months of 2014 compared to $16,680,787 for the first six months of 2013, an increase of 62.9%. This increase in revenue and earnings was primarily due to increases in oil and gas royalty revenue, easement and sundry income, and land sales. These increases were only slightly offset by a decrease in interest income from notes receivable.

During the first six months of 2014, the Trust sold approximately 1,395 acres for a total of $1,670,605, or approximately $1,198 per acre. In the first six months of 2013, the Trust sold approximately 100.1 acres for a total of $331,588, or approximately $3,313 per acre.

Rentals, royalties, and sundry income were $25,383,590 for the first six months of 2014, compared to $16,055,569 for the first six months of 2013, an increase of 58.1%. This increase resulted primarily from increases in oil and gas royalty revenue and easement and sundry income.

Oil and gas royalty revenue was $15,105,566 for the first six months of 2014, compared to $10,352,473 for the first six months of 2013, an increase of 45.9%. Oil royalty revenue was $11,696,673 for the first six months of 2014, an increase of 39.2% from the first six months of 2013 when oil royalty revenue was $8,405,512. The average price per royalty barrel of crude oil during the first six months of 2014 was 10.6% higher than the average price prevailing during the first six months of 2013. In addition, crude oil production subject to the Trust’s royalty interest increased 25.9% in the first six months of 2014 compared to the first six months of 2013. Gas royalty revenue was $3,408,893 for the first six months of 2014, an increase of 75.1% from the first six months of 2013 when gas royalty revenue was $1,946,961. This increase in gas royalty revenue resulted from both volume and price increases of 42.6% and 22.7%, respectively, in the first six months of 2014 compared to the first six months of 2013.

Easement and sundry income was $10,031,473 for the first six months of 2014, an increase of 84.6% compared to the first six months of 2013 when easement and sundry income was $5,435,217. This increase resulted primarily from increases in pipeline easement income, sundry income, and seismic permit income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $111,022 for the first six months of 2014 compared to $293,630 for the first six months of 2013, a decrease of 62.2%. Interest on notes receivable for the first six months of 2014 was $104,298, a decrease of 63.7% compared to the first six months of 2013 when interest on notes receivable was $287,450. As of June 30, 2014, notes receivable for land sales were $1,286,529 compared to $7,288,537 at June 30, 2013, a decrease of 82.3%. Interest income earned from investments was $6,724 for the first six months of 2014, an increase of 8.8% from the first six months of 2013. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $874,380 for the first six months of 2014 compared to $625,702 for the first six months of 2013, an increase of 39.7%. This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses were $938,377 for the first six months of 2014 compared to $1,161,697 for the first six months of 2013, a decrease of 19.2%. This decrease was primarily due to decreases in legal expenses and employment expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the second quarter of 2014, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2014	–	–	–	–
May 1, through May 31, 2014	11,290	$149.95	–	–
June 1, through June 30, 2014	13,851	$162.22	–	–
Total	25,141*	$156.71	–	–

* The Trust purchased and retired 25,141 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date: August 6, 2014	By:	/s/ David M. Peterson
David M. Peterson, General Agent, Authorized Signatory and Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation