Form 10-Q
period 2014-09-30
TEXAS PACIFIC LAND TRUST
filed 2014-11-06
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust

(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$26,124,226	$13,239,211
Accrued receivables	4,594,007	3,725,535
Other assets	227,201	298,105
Notes receivable for land sales	923,116	3,887,906
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	89,357	81,132
Real estate acquired: (10,125 acres at September 30, 2014 and December 31, 2013)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888
Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 899,579 acres in 2014 and 901,092 acres in 2013	–	–

Town lots in Morita – 0 lots in 2014 and 310 lots in 2013	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2014 and 2013	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2014 and 2013	–	–
	$33,082,966	$22,356,948
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$1,028,858	$862,364
Income taxes payable	1,117,219	354,687
Other taxes payable	271,736	158,779
Unearned revenue	1,772,024	1,377,577
Deferred taxes	645,594	1,673,875
Total liabilities	4,835,431	4,427,282

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,382,112 Sub-shares in 2014 and 8,473,202 Sub-shares in 2013	–	–
Other comprehensive loss	(596,788)	(622,012)
Net proceeds from all sources	28,844,323	18,551,678
Total capital	28,247,535	17,929,666
	$33,082,966	$22,356,948

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income:
Rentals, royalties and sundry income	$14,410,639	$9,608,435	$39,794,229	$25,664,004
Land sales	323,125	5,201,600	1,993,730	5,533,188
Interest income from notes receivable	18,955	123,831	123,253	411,281
	14,752,719	14,933,866	41,911,212	31,608,473

Expenses:
Taxes, other than income taxes	433,748	339,356	1,308,128	965,059
General and administrative expenses	444,173	493,338	1,382,550	1,655,034
	877,921	832,694	2,690,678	2,620,093
Operating income	13,874,798	14,101,172	39,220,534	28,988,380
Interest income earned from investments	3,749	2,743	10,473	8,923

Income before income taxes	13,878,547	14,103,915	39,231,007	28,997,303
Income taxes	4,512,504	4,672,797	12,700,879	9,297,901
Net income	$9,366,043	$9,431,118	$26,530,128	$19,699,402

Other comprehensive income – periodic pension costs, net of income taxes of $4,527, $9,773, $13,582, and $29,320 respectively	8,408	18,150	25,224	54,451
Total comprehensive income	$9,374,451	$9,449,268	$26,555,352	$19,753,853

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,406,403	8,602,550	8,425,346	8,657,125

Basic and dilutive earnings per sub-share certificate on net income	$1.11	$1.10	$3.15	$2.28

Cash dividends per sub-share certificate	$–	$–	$.27	$–

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$26,530,128	$19,699,402
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,028,281)	(1,299,020)
Depreciation and amortization	17,593	13,321
Loss on disposal of fixed assets	5,083	2,795
Changes in operating assets and liabilities:
Accrued receivables and other assets	(797,568)	(638,855)
Prepaid income taxes	–	416,882
Notes receivable for land sales	2,964,790	4,138,671
Accounts payable, accrued expenses and other liabilities	699,122	(71,731)
Income taxes payable	762,532	3,006,046
Net cash provided by operating activities	29,153,399	25,267,511

Cash flows from investing activities:
Proceeds from sale of fixed assets	21,000	20,500
Purchase of fixed assets	(51,901)	(34,233)
Net cash used in investing activities	(30,901)	(13,733)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(13,957,183)	(18,056,596)
Dividends paid	(2,280,300)	–
Net cash used in financing activities	(16,237,483)	(18,056,596)

Net increase in cash and cash equivalents	12,885,015	7,197,182

Cash and cash equivalents, beginning of period	13,239,211	8,424,907

Cash and cash equivalents, end of period	$26,124,226	$15,622,089

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2014 and the results of its operations for the three month and nine month periods ended September 30, 2014 and 2013, respectively, and its cash flows for the nine month periods ended September 30, 2014 and 2013, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2013 and 2012 and for each of the years in the three year period ended December 31, 2013 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through November 6, 2014, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2014 and 2013 is summarized as follows:

	2014	2013

Income taxes paid	$12,980,210	$7,203,312

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

Results of Operations for the Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013

Earnings per Sub-share certificate were $1.11 for the third quarter of 2014, compared to $1.10 for the third quarter of 2013. Total operating and investing revenues were $14,756,468 for the third quarter of 2014 compared to $14,936,609 for the third quarter of 2013, a decrease of 1.2%. This decrease in revenue was due primarily to a decrease in land sales, and to a lesser extent, a decrease in interest income from notes receivable. These decreases were offset by an increase in easement and sundry income, and oil and gas royalty revenue.

In the third quarter of 2014, the Trust sold approximately 117.25 acres for a total of $323,125, or approximately $2,756 per acre. In the third quarter of 2013, the Trust sold approximately 10,180 acres for a total of $5,201,600, or approximately $511 per acre.

Rentals, royalties and sundry income were $14,410,639 during the third quarter of 2014, compared to $9,608,435 for the third quarter of 2013, an increase of 50.0%. This increase resulted primarily from increases in easement and sundry income, and oil and gas royalty revenue.

Oil and gas royalty revenue was $7,707,981 for the third quarter of 2014, compared to $5,853,309 for the third quarter of 2013, an increase of 31.7%. Oil royalty revenue was $6,356,459 for the third quarter of 2014, an increase of 30.2% from the third quarter of 2013 when oil royalty revenue was $4,884,118. Crude oil production subject to the Trust’s royalty interest increased 50.9% in the third quarter of 2014 compared to the third quarter of 2013. This increase in production was partially offset by a 13.8% decrease in the average price per royalty barrel of crude oil during the third quarter of 2014 compared to the third quarter of 2013. Gas royalty revenue was $1,351,522 for the third quarter of 2014, an increase of 39.5% from the third quarter of 2013 when gas royalty revenue was $969,191. This increase in gas royalty revenue resulted from a volume increase of 43.5% in the third quarter of 2014 compared to the third quarter of 2013, which more than offset a price decrease of 2.8%.

Easement and sundry income was $6,581,105 for the third quarter of 2014, an increase of 81.0% compared to the third quarter of 2013 when easement and sundry income was $3,635,615. This increase resulted primarily from increases in pipeline easement income, seismic permit income, and sundry income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $22,704 for the third quarter of 2014 compared to $126,574 for the third quarter of 2013, a decrease of 82.1%. Interest on notes receivable for the third quarter of 2014 was $18,955, a decrease of 84.7% compared to the third quarter of 2013 when interest on notes receivable was $123,831. This decrease resulted primarily from the early payoff of several notes due to the Trust. As of September 30, 2014, notes receivable for land sales were $923,116 compared to $4,232,313 at September 30, 2013, a decrease of 78.2%. Interest income earned from investments was $3,749 for the third quarter of 2014, an increase of 36.7% from the third quarter of 2013. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $433,748 for the third quarter of 2014 compared to $339,356 for the third quarter of 2013, an increase of 27.8%. This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses were $444,173 for the third quarter of 2014 compared to $493,338 for the third quarter of 2013, a decrease of 10.0%. This decrease was primarily due to decreases in employment expenses and legal expenses.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Earnings per Sub-share certificate were $3.15 for the first nine months of 2014, compared to $2.28 for the first nine months of 2013. Total operating and investing revenues were $41,921,685 for the first nine months of 2014 compared to $31,617,396 for the first nine months of 2013, an increase of 32.6%. This increase in revenue and earnings was primarily due to increases in oil and gas royalty revenue and easement and sundry income, which were partially offset by decreases in land sales and interest income from notes receivable.

During the first nine months of 2014, the Trust sold approximately 1,512 acres for a total of $1,993,730, or approximately $1,319 per acre. In the first nine months of 2013, the Trust sold approximately 10,280 acres for a total of $5,533,188, or approximately $538 per acre.

Rentals, royalties, and sundry income were $39,794,229 for the first nine months of 2014, compared to $25,664,004 for the first nine months of 2013, an increase of 55.1%. This increase resulted primarily from increases in oil and gas royalty revenue and easement and sundry income.

Oil and gas royalty revenue was $22,813,548 for the first nine months of 2014, compared to $16,205,783 for the first nine months of 2013, an increase of 40.8%. Oil royalty revenue was $18,053,132 for the first nine months of 2014, an increase of 35.8% from the first nine months of 2013 when oil royalty revenue was $13,289,630. The average price per royalty barrel of crude oil during the first nine months of 2014 was 1.5% higher than the average price prevailing during the first nine months of 2013. In addition, crude oil production subject to the Trust’s royalty interest increased 33.8% in the first nine months of 2014 compared to the first nine months of 2013. Gas royalty revenue was $4,760,416 for the first nine months of 2014, an increase of 63.2% from the first nine months of 2013 when gas royalty revenue was $2,916,153. This increase in gas royalty revenue resulted from both volume and price increases of 42.9% and 14.4%, respectively, in the first nine months of 2014 compared to the first nine months of 2013.

Easement and sundry income was $16,612,578 for the first nine months of 2014, an increase of 83.1% compared to the first nine months of 2013 when easement and sundry income was $9,070,832. This increase resulted primarily from increases in pipeline easement income, sundry income, and seismic permit income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $133,726 for the first nine months of 2014 compared to $420,204 for the first nine months of 2013, a decrease of 68.2%. Interest on notes receivable for the first nine months of 2014 was $123,253, a decrease of 70.0% compared to the first nine months of 2013 when interest on notes receivable was $411,281. This decrease resulted primarily from the early payoff of several notes due to the Trust. As of September 30, 2014, notes receivable for land sales were $923,116 compared to $4,232,313 at September 30, 2013, a decrease of 78.2%. Interest income earned from investments was $10,473 for the first nine months of 2014, an increase of 17.4% from the first nine months of 2013. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $1,308,128 for the first nine months of 2014 compared to $965,059 for the first nine months of 2013, an increase of 35.5%. This increase is attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses were $1,382,550 for the first nine months of 2014 compared to $1,655,034 for the first nine months of 2013, a decrease of 16.5%. This decrease was primarily due to decreases in employment expenses and legal expenses.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are revenues from oil and gas royalties, easement and sundry income, and receipts of interest and principal payments on the notes receivable arising from land sales. In the past, those sources have generated more than adequate amounts of cash to meet the Trust’s needs and, in the opinion of management, should continue to do so in the foreseeable future.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the third quarter of 2014, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2014	9,825	$165.14	–	–
August 1, through August 31, 2014	11,655	$185.38	–	–
September 1, through September 30, 2014	16,826	$205.34	–	–
Total	38,306*	$188.96	–	–

* The Trust purchased and retired 38,306 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date: November 6, 2014	By:	/s/ David M. Peterson
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