Form 10-K
period 2014-12-31
TEXAS PACIFIC LAND TRUST
filed 2015-02-27
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file No.: 1-737

TEXAS PACIFIC LAND TRUST

(Exact Name of Registrant as Specified in its Charter)

Not Applicable	75-0279735
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1700 Pacific Avenue, Suite 2770 Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 969-5530

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Sub-shares in Certificates of Proprietary Interest (par value $.03-1/3 per share)	New York Stock Exchange

______________________

 Securities registered pursuant to Section 12(g) of the Act:

None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $1,316,186,370.

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

PART I

Item 1. Business.

(a)     General Development of Business. The registrant (hereinafter called “Texas Pacific” or the “Trust”) was organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the holders of certain debt securities of the Texas and Pacific Railway Company. The Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner, and to use the lands and the proceeds of sale of the lands, either to pay dividends to the Certificate holders or to buy in and cancel outstanding Certificates. The Trust’s income is derived primarily from land sales, oil and gas royalties, easements and sundry income, grazing leases, and interest. This method of operation has continued through the present. During the last five years there has not been any reorganization, disposition of any material amount of assets not in the ordinary course of business (although in the ordinary course of business Texas Pacific does sell or lease large tracts of land owned by it), or any material change in the mode of conducting business.

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

(b)     Financial Information about Industry Segments. Texas Pacific does not have identifiable industry segments, although, as shown in the Statements of Income and Total Comprehensive Income included in the financial statements incorporated by reference in Item 8 of this Report on Form 10-K (the “Report”), land sales, oil and gas royalties, easements and sundry income, grazing leases, and interest income are the major contributors to the income of Texas Pacific. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888. Managing the land includes sales and leases of such land and the retention of oil and gas royalties. See the Statements of Income and Total Comprehensive Income for additional sources of income for the last three (3) years of Texas Pacific.

(c)     Narrative Description of Business. As previously indicated, the business done and intended to be done by Texas Pacific consists of sales and leases of land owned by it, retaining oil and gas royalties and the overall management of the land owned by it.

(i)	During the last three fiscal years each of the following items has accounted for at least fifteen percent (15%) of total revenues.

	2014	2013	2012
Oil and Gas Royalties	53%	56%	45%
Land Sales	*	15%	18%
Easements and Sundry Income	39%	28%	33%

*Denotes less than 15%

(ii)	Texas Pacific is not in the business of development of new products.

(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)

During 2014, Texas Pacific received $7,458,887, or approximately 13.5 percent of its total revenues, which included $7,445,712, or approximately 25.4 percent of its oil and gas royalty income, from Chevron USA, Inc. Texas Pacific also received $8,603,192, or approximately 15.6 percent of its total revenues, which included $6,415,481, or approximately 21.9 percent of its oil and gas royalty income, and $2,187,711, or approximately 10.2 percent of its easements and sundry income, during 2014 from Anadarko E&P Onshore LLC.

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

(xiii)	As of February 27, 2015, Texas Pacific had eight (8) full-time employees.

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

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years. Although the Trust’s oil and gas royalties benefited from the substantial increases in the market prices for oil and gas, the current trend toward lower market prices for oil and gas will have an adverse effect on our oil and gas royalty revenues.

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

Item 1B: Unresolved Staff Comments.

Not Applicable.

Item 2: Properties.

As of February 15, 2015, Texas Pacific Land Trust owned the surface estate in approximately 889,022 acres of land, comprised of numerous separate tracts, located in 18 counties in the western part of Texas. There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts.

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

At December 31, 2014, grazing leases were in effect on over 99 percent or approximately 907,588 acres of the Trust’s land. The Trust regularly enters into grazing leases with many different local ranchers which grant the ranch owner lessees the right to graze livestock on the Trust’s properties. These leases are generally in a standard form common in the locality. Grazing leases are generally entered into for terms ranging from three (3) to five (5) years. The Trust generally retains the right to cancel a grazing lease upon thirty (30) days notice in the event of a sale of the land. No individual grazing lease is material to the Trust.

Approximately 1,950 acres of land and 310 town lots, totaling approximately 21 acres, were sold in 2014.

The Trust leases office space in Dallas, Texas.

Item 3: Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 4: Mine Safety Disclosures.

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange, under the symbol “TPL”. The range of reported sale prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2014		2013
	High	Low	High	Low

1st Quarter	$147.80	$93.00	$70.91	$51.14
2nd Quarter	$173.86	$125.00	$88.91	$67.43
3rd Quarter	$242.00	$157.98	$93.75	$79.60
4th Quarter	$193.70	$103.57	$101.39	$82.44

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a cash dividend each year for the preceding 58 years. The cash dividend was $.27 per Sub-share in 2014 and was paid during the first quarter of the year. In December 2012, the Trust determined to accelerate the declaration and payment of the annual dividend for 2013, which would normally have occurred in the first quarter of 2013, to the fourth quarter of 2012. Accordingly, a cash dividend of $.25 for 2013 was declared and paid in the fourth quarter of 2012. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2015, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	326
TOTAL	326

The Trust has not incorporated equity-related compensation elements in its compensation programs. During the year ended December 31, 2014, the Trust did not sell any equity securities.

During the fourth quarter of 2014, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2014	23,499	$162.60	–	–
November 1, through November 30, 2014	18,274	$156.05	–	–
December 1, through December 31, 2014	17,940	$130.11	–	–
Total	59,713*	$150.83	–	–

* The Trust purchased and retired 59,713 Sub-shares in the open market.

Item 6: Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
Gross income	$55,216,753	$44,121,079	$32,606,891	$34,319,036	$20,091,672
Expenses	3,785,199	3,978,501	3,284,005	3,563,118	3,667,491
Income before income taxes	51,431,554	40,142,578	29,322,886	30,755,918	16,424,181
Income taxes	16,666,534	12,924,070	9,675,068	10,161,149	5,115,470
Net income	$34,765,020	$27,218,508	$19,647,818	$20,594,769	$11,308,711
Net income per Sub-share	$4.14	$3.16	$2.20	$2.21	$1.17
Dividends per Sub-share*	$.27	$.00	$.48	$.21	$.20
Average number of Sub-shares outstanding	8,397,314	8,601,171	8,939,045	9,336,998	9,679,921

	As of December 31,
	2014	2013	2012	2011	2010
Total assets, exclusive of property with no assigned value	$33,102,488	$22,356,948	$21,186,872	$27,432,257	$24,989,360

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

Overview

The Trust was organized in 1888 and holds title to extensive tracts of land in numerous West Texas counties which were previously the property of the Texas and Pacific Railway Company. We continue to manage those lands for the benefit of the holders of Certificates of Proprietary Interest in the Trust. Our revenues are derived primarily from sales of land, oil and gas royalties, easements and sundry income, grazing leases of the land and interest. Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year. We are a passive seller of land and do not actively solicit sales of land. In addition, the demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for the ranching uses prevalent in western Texas. The Trust is not an oil and gas producer. Rather, its oil and gas revenue is derived from retained perpetual non-participating oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil wells to which our royalty interests relate as to investments in and production from those wells. We monitor production reports by the oil and gas companies to assure that we are being paid the appropriate royalties. We review conditions in the agricultural industry in the areas in which our lands are located and seek to keep as much of our lands as possible under lease to local ranchers at competitive rates. In recent years, we have been successful at keeping over 98% of our land subject to grazing leases.

Results of Operations

The Trust’s primary sources of income are revenue derived from sales of land, either for cash or a combination of cash and mortgage notes, and revenue derived from the Trust’s land and mineral interests.

2014 Compared to 2013

Total operating and investing revenues in 2014 aggregated $55,216,753, an increase of $11,095,674, or 25.1%, from the $44,121,079 of total operating and investing revenues recorded in 2013. This increase resulted primarily from increases in easements and sundry income and oil and gas royalty revenue. These increases were partially offset by a decrease in land sales and interest income from notes receivable. Earnings per Sub-share certificate were $4.14 for 2014 compared to $3.16 in 2013. The Trust purchased and retired 150,803 Sub-shares during 2014, leaving 8,322,399 Sub-shares outstanding at December 31, 2014.

Land sales in 2014 were $3,698,312 compared to $6,413,588 in 2013, a decrease of $2,715,276, or 42.3%. A total of 1,950 acres were sold in 2014 at an average price of $1,897 per acre, compared to 10,399 acres in 2013 at an average price per acre of $617.

Rentals, royalties and other income (including interest on investments) were $51,518,441 in 2014 compared to $37,707,491 in 2013, an increase of 36.6%.

Oil and gas royalty revenue in 2014 was $29,346,103 compared to $24,496,851 in 2013, an increase of 19.8%. Oil royalty revenue was $22,766,264 and gas royalty revenue was $6,579,839 in 2014. Crude oil production from Trust royalty wells increased 19.8% in 2014 from 2013. The average prices per royalty barrel of crude oil for 2014 and 2013 were $87.28 and $91.56, respectively. Total gas production increased 28.6%, and the average price of gas increased by 11.9% in 2014 compared to 2013.

Grazing lease income in 2014 was $500,292 compared to $494,210 in 2013.

Interest revenue (including interest on investments) was $154,814 in 2014 compared to $496,243 in 2013, a decrease of 68.8%. Interest on notes receivable amounted to $140,291 in 2014 compared to $484,238 in 2013. At year end 2014, notes receivable from land sales were $923,115 compared to $3,887,906 at year end 2013. Interest on investments amounted to $14,523 in 2014 and $12,005 in 2013, respectively. Total principal cash payments on notes receivable were $2,964,791 in 2014 including $1,764,928 of prepaid principal.

Easements and sundry income revenue in 2014 was $21,517,232 compared to $12,220,187 in 2013. This increase resulted primarily from an increase in the amount of pipeline easement income to $9,185,050 for 2014, an increase of $6,024,520, or 190.6%, from the $3,160,530 received in 2013. Sundry income, seismic easement income, and, to a lesser extent, sundry lease rental income also increased in 2014 compared to 2013 due to an increase in drilling and exploration activity on land owned by the Trust. These increases were partially offset by a decrease in pole line easement income. Easements and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes, were $1,692,256 in 2014 compared to $1,420,635 in 2013. Oil and gas production taxes were $1,540,735 in 2014 compared to $1,259,287 in 2013. Ad valorem taxes were $97,054 in 2014 compared to $99,984 in 2013. All other expenses were $2,092,943 in 2014 compared to $2,557,866 in 2013. This decrease resulted primarily from decreases in salaries and related employee benefits expense and legal and professional fees expense.

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

Easements and sundry income revenue in 2013 was $12,220,187 compared to $10,911,848 in 2012. The increase in easements and sundry income revenue was primarily attributable to increases in the amount of sundry income, sundry lease rental income, and, to a lesser extent, pole line easement income received in 2013 compared to 2012 due to an increase in drilling and exploration activity on land owned by the Trust. These increases were partially offset by a decrease in seismic easement income. Easements and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes, were $1,420,635 in 2013 compared to $941,757 in 2012. Oil and gas production taxes were $1,259,287 in 2013 compared to $756,076 in 2012. Ad valorem taxes were $99,984 in 2013 compared to $128,391 in 2012. All other expenses were $2,557,866 in 2013 compared to $2,342,248 in 2012.

Liquidity

The Trust’s principal sources of liquidity are its revenues from oil and gas royalties, easements and sundry income, and land sales. In the past, these sources have generated more than adequate amounts of cash to meet the Trust’s needs and, in the opinion of management, should continue to do so in the foreseeable future.

Off-Balance Sheet Arrangements

The Trust has not engaged in any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The Trust is currently a lessee under a month-to-month operating lease in connection with its administrative offices located in Dallas, Texas. This lease agreement requires monthly rent of approximately $5,867. As of December 31, 2014, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	–	–	–	–	–
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–
Total	$–	$–	$–	$–	$–

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses is recorded in the period of determination. At December 31, 2014 and 2013, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2014 and 2013, no valuation allowances were recorded.

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

Year Ending December 31,	Maturity
2015	$75,185
2016	76,379
2017	81,894
2018	87,808
2019	94,124
Thereafter	507,725
$923,115

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

Item 9:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A: Controls and Procedures.

(a)     Disclosure Controls and Procedures.

Pursuant to Rule 13a-15 under the Exchange Act, management of the Trust under the supervision and with the participation of David M. Peterson, the Trust’s Chief Executive Officer, and Robert J. Packer, the Trust’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the Trust’s fiscal year covered by this Report on Form 10-K. Based upon that evaluation, Mr. Peterson and Mr. Packer concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

Effective December 1, 2014, Mr. Packer was appointed as Chief Financial Officer of the Trust. Prior to December 1, 2014, Mr. Packer, a certified public accountant, served as Accounting Supervisor for the Trust since March 2011.

(b)     Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2014.

(c)     Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d)     Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B: Other Information.

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

(a)     Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Maurice Meyer III	79	Trustee, Chairman of the Trustees, Chairman of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.

John R. Norris III	61	Trustee and Member of Nominating, Compensation and Governance Committee	Trustee since June 7, 2000.

James K. Norwood	73	Trustee, Member of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since June 14, 2006.

We believe Mr. Meyer’s qualifications to serve as a Trustee include the wealth of knowledge and understanding concerning the Trust which he has gained in his twenty-four (24) years of service as a Trustee. In addition, prior to his retirement, he spent his entire career in the securities industry which enables him to bring particularized expertise to provide guidance and assistance to management in administering the Trust’s Sub-share repurchase program prescribed by the terms of the Declaration of Trust.

We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces. In addition to his fourteen (14) years experience as a Trustee, Mr. Norris advised the Trust on legal matters for many years prior to his election as a Trustee.

We believe Mr. Norwood’s extensive experience as a real estate appraiser in Texas makes him particularly well-suited to serve as a Trustee. The Trust is a large landholder and Mr. Norwood’s real estate expertise is invaluable to the Trust in administering its holdings including its leasing and sale of land.

(b)     Executive Officers:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office
David M. Peterson	49	General Agent, Chief Executive Officer and Secretary

General Agent, Chief Executive Officer and Secretary of the Trust from January 1, 2014. Mr. Peterson had previously served as Assistant General Agent from January 1, 1997 through December 31, 2013 and Chief Financial Officer from November 12, 2002 through December 1, 2014.

Robert J. Packer	45	Chief Financial Officer	Chief Financial Officer of the Trust from December 1, 2014. Mr. Packer had previously served as Accounting Supervisor from March 21, 2011 through December 1, 2014.

The Trustees hold office until their death, resignation or disqualification. The General Agent, Chief Executive Officer and Secretary and the Chief Financial Officer hold office until their death, resignation, discharge or retirement pursuant to the Texas Pacific Land Trust Revised Employees’ Pension Plan. No executive officer was selected to be an officer pursuant to any arrangement or understanding between him and any other person or persons other than the Trustees acting solely in their capacity as such.

(c)     Certain Significant Employees. The Trust does not employ any person who is not an executive officer who makes or is expected to make significant contributions to the business of the Trust.

(d)     Family Relations. There are no family relationships among any of the Trustees and executive officers of the Trust.

(e)     Business Experience.

Name of Trustee or Executive Officer	Principal Occupation or Employment During the Past Five Years
Maurice Meyer III	Former Vice Chairman of Henderson Brothers; personal investments

John R. Norris III	Attorney; Calloway, Norris, Burdette & Weber, PLLC, Dallas, Texas

James K. Norwood	Licensed Real Estate Appraiser; James K. Norwood, Inc.

David M. Peterson	General Agent, Chief Executive Officer and Secretary commencing January 1, 2014; Assistant General Agent and Chief Financial Officer of Texas Pacific Land Trust

Robert J. Packer	Chief Financial Officer commencing December 1, 2014; Accounting Supervisor of Texas Pacific Land Trust; Controller at StarCrest Realty, LLC

(f)     Involvement in Certain Legal Proceedings. During the past ten years, no Trustee or executive officer has been involved in any event reportable under this caption.

(g)     Promoters and Control Persons. Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trustees, the Trust’s executive officers and persons who beneficially own more than 10% of its Sub-share Certificates to file reports of ownership and changes in ownership with the Commission and to furnish the Trust with copies of all such reports they file. Based on the Trust’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Trust believes that none of its Trustees, executive officers or persons who beneficially own more than 10% of the Sub-share Certificates failed to comply with Section 16(a) reporting requirements in 2014.

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

The Nominating, Compensation and Governance Committee has the sole authority to determine the compensation of the General Agent and Chief Executive Officer of the Trust. The Committee obtains and considers recommendations from the General Agent in connection with its review and approval of the annual compensation, including the amount of annual bonus, paid to the Chief Financial Officer.

Since the Trust was not required to, and did not, hold an annual or other meeting of certificate holders during 2014 at which Trustees were elected, the Trust was not required to conduct an advisory vote of certificate holders to approve the compensation of its Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
David M. Peterson	2014	$208,750	$40,000	$152,379	$12,525	$413,654
General Agent, Chief	2013	$172,917	$38,000	$0	$10,375	$221,292
Executive Officer	2012	$163,125	$30,000	$55,804	$9,788	$258,717
and Secretary

Robert J. Packer	2014	$106,667	$20,000	$14,600	$6,400	$147,667
Chief Financial	2013	$95,833	$12,500	$5,257	$5,750	$119,340
Officer	2012	$90,833	$10,000	$3,338	$4,175	$108,346

(1)

Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans) from the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited financial statements for the prior completed fiscal year to the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited financial statements for the covered fiscal year. For Mr. Peterson, the actual change for 2013 is ($7,987). Overall, the increase for 2014 is larger than previous years due to an update in the mortality assumptions and decrease in the discount rate used to calculate the value of the benefits.

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments during Last Fiscal Year
David M. Peterson	Texas Pacific Land Trust Revised Employees’ Pension Plan	19.5	$366,025	$0
Robert J. Packer	Texas Pacific Land Trust Revised Employees’ Pension Plan	2.5	$23,195	$0

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

As of December 31, 2014, the annual accrued normal retirement benefits are estimated to be $48,918 and $3,599 for Mr. Peterson and Mr. Packer, respectively.

The Plan provides for early retirement after 20 years of service with the Trust. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55. Mr. Peterson and Mr. Packer are not currently eligible for early retirement benefits.

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

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class
Craig D. Hodges (1) 2905 Maple Ave. Dallas, TX 75201	646,864	Sub-share certificates	7.77%

Horizon Kinetics LLC (2) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,544,592	Sub-share certificates	18.56%

Kinetics Asset Management, LLC (2) 470 Park Avenue South, 4th Floor South, New York, New York 10016	910,280	Sub-share certificates	10.94%

Horizon Asset Management LLC (2) 470 Park Avenue South, 4th Floor South, New York, New York 10016	501,442	Sub-share certificates	6.03%

(1)

The information set forth is based on a joint filing on Schedule 13G made on February 13, 2015 by Craig D. Hodges (“Hodges”), First Dallas Holdings, Inc. (“Holdings”), First Dallas Securities, Inc. (“Securities”), Hodges Capital Management, Inc. (“HCM”), Hodges Fund (“HF”), Hodges Small Cap Fund (“HSCF”), Hodges Blue Chip 25 Fund (“HBCF”), Hodges Small Intrinsic Value Fund (“HSIVF”) and Hodges Small-Mid Cap Fund (“HSMCF”). According to the filing, (i) Hodges shares voting power with respect to 489,109 of the Sub-share certificates and shares dispositive power with respect to 646,864 of the Sub-share certificates, (ii) Holdings shares voting power with respect to 489,109 of the Sub-share certificates and shares dispositive power with respect to 646,864 of the Sub-share certificates, (iii) Securities shares dispositive power with respect to 67,944 of the Sub-share certificates, (iv) HCM shares voting power with respect to 473,459 of the Sub-share certificates and shares dispositive power with respect to 563,270 of the Sub-share certificates, (v) HF shares voting and dispositive power with respect to 259,659 of the Sub-share certificates, (vi) HSCF shares voting and dispositive power with respect to 205,300 of the Sub-share certificates, (vii) HBCF shares voting and dispositive power with respect to 5,000 of the Sub-share certificates, (viii) HSIVF shares voting and dispositive power with respect to 1,000 of the Sub-share certificates, and (ix) HSMCF shares voting and dispositive power with respect to 2,500 of the Sub-share certificates. The Schedule 13G indicates that (A) Securities is a broker-dealer and an investment adviser, (B) HCM is an investment adviser, (C) HF is a series of an investment company, (D) HSCF is a series of an investment company, (E) HBCF is a series of an investment company, (F) HSIVF is a series of an investment company, (G) HSMCF is a series of an investment company, and (H) Holdings is a holding company. The Schedule 13G further indicates that Hodges is the controlling shareholder of Holdings, that Holdings is the parent holding company of Securities and HCM and that HF, HSCF, HBCF, HSIVF and HSMCF are all series of an investment company as to which HCM serves as the investment adviser. The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(2)

The information set forth is based on a joint filing on Schedule 13G made on February 18, 2015 by Horizon Kinetics LLC (“Horizon”), Kinetics Asset Management, LLC (“Kinetics”) and Horizon Asset Management LLC (“HAM”). According to the Schedule 13G, Horizon has sole voting power and sole dispositive power with respect to 1,544,592 of the Sub-share certificates, Kinetics has sole voting power and sole dispositive power with respect to 910,280 of the Sub-share certificates, and HAM has sole voting power and dispositive power with respect to 501,442 of the Sub-share certificates. The filing indicates that Horizon is a holding company and Kinetics and HAM are investment advisers and that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(b)     Security Ownership of Management: The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 27, 2015		Percent of Class
Sub-share certificates:	Maurice Meyer III	74,750	(2)	*

Sub-share certificates:	John R. Norris III	1,000		*

Sub-share certificates:	James K. Norwood	1,600		*

Sub-share certificates:	David M. Peterson	50		*

Sub-share certificates:	Robert J. Packer	--		--

Sub-share certificates:	All Trustees and Officers as a Group	77,400		0.9%

*Indicates ownership of less than 1% of the class.

(1)

The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. The figures set forth in the table represent Sub-share certificates. On February 27, 2015, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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

Item 14: Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, PLLC (“Lane Gorman Trubitt”) during 2014 and 2013 were furnished at customary rates. A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2014 and 2013 is set forth below:

Audit Fees. Lane Gorman Trubitt billed the Trust approximately $97,600 in 2014 and $92,400 in 2013 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2014 and 2013.

Audit-Related Fees. Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2014 or 2013 not included in “Audit Fees”, above.

Tax Fees. Lane Gorman Trubitt did not bill the Trust for any tax fees in 2014 or 2013.

All Other Fees. Lane Gorman Trubitt did not bill the Trust any other fees in either 2014 or 2013.

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

Item 15: Exhibits and Financial Statement Schedules.

(a)     Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-20 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2014 and 2013

Statements of Income and Total Comprehensive Income – Years Ended December 31, 2014, 2013 and 2012

Statements of Net Proceeds from All Sources – Years Ended December 31, 2014, 2013 and 2012

Statements of Cash Flows – Years Ended December 31, 2014, 2013 and 2012

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)     Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)     Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2015.

TEXAS PACIFIC LAND TRUST

By:	/s/ David M. Peterson
David M. Peterson General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2015. .

Signature	Title(s)

/s/ David M. Peterson	General Agent, Chief Executive Officer
David M. Peterson	and Secretary (Principal Executive Officer)

/s/ Robert J. Packer	Chief Financial Officer (Principal Financial
Robert J. Packer	Officer and Principal Accounting Officer)

/s/ Maurice Meyer III	Chairman of the Trustees
Maurice Meyer III

/s/ John R. Norris III	Trustee
John R. Norris III

/s/ James K. Norwood	Trustee
James K. Norwood

Item 15(a): Financial Statements.

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders

Texas Pacific Land Trust

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2014 and 2013 and the related statements of income and total comprehensive income, net proceeds from all sources, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

Members of AICPA and The Leading Edge Alliance

2626 Howell Street l Suite 700 l Dallas, TX 75204 l Main 214.871.7500 l Fax 214.871.0011 l www.lgt-cpa.com

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Dallas, Texas

February 27, 2015

Members of AICPA and The Leading Edge Alliance

2626 Howell Street l Suite 700 l Dallas, TX 75204 l Main 214.871.7500 l Fax 214.871.0011 l www.lgt-cpa.com

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013

ASSETS
Cash and cash equivalents	$26,814,759	$13,239,211
Accrued receivables	3,220,020	3,725,535
Other assets	114,491	298,105
Prepaid income taxes	815,937	—
Notes receivable for land sales ($75,185 due in 2015 and $1,203,812 due in 2014) (note 2)	923,115	3,887,906
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	89,107	81,132
Real estate acquired (notes 2 and 4)	1,125,059	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned (note 2):
Land (surface rights) situated in eighteen counties in Texas – 899,149 acres in 2014 and 901,092 acres in 2013	—	—
Town lots – No lots in 2014 and 310 lots in Morita in 2013	—	—
1/16 nonparticipating perpetual royalty interest in 373,777 acres	—	—
1/128 nonparticipating perpetual royalty interest in 85,414 acres	—	—
Total assets	$33,102,488	$22,356,948
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$828,672	$862,364
Income taxes payable	406,945	354,687
Other taxes payable	159,301	158,779
Unearned revenue (note 2)	3,940,353	1,377,577
Deferred taxes (note 6)	293,140	1,673,875
Pension plan liability (note 5)	754,260	—
Total liabilities	6,382,671	4,427,282
Commitments and contingencies (note 7)	—	—

Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 8,322,399 Sub-shares in 2014 and 8,473,202 Sub-shares in 2013	—	—
Accumulated other comprehensive income (loss)	(1,352,794)	(622,012)
Net proceeds from all sources	28,072,611	18,551,678

Total capital	26,719,817	17,929,666

Total liabilities and capital	$33,102,488	$22,356,948

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Income:
Oil and gas royalties	$29,346,103	$24,496,851	$14,670,915
Grazing lease rentals	500,292	494,210	488,694
Land sales	3,698,312	6,413,588	5,809,747
Interest income from notes receivable	140,291	484,238	706,252
Easements and sundry income	21,517,232	12,220,187	10,911,848
	55,202,230	44,109,074	32,587,456
Expenses:
Taxes, other than income taxes	1,692,256	1,420,635	941,757
Salaries and related employee benefits	917,726	1,189,141	1,106,599
General expense, supplies, and travel	629,990	589,307	601,590
Legal and professional fees	517,497	755,132	609,555
Depreciation	19,730	16,286	16,504
Trustees’ compensation	8,000	8,000	8,000
	3,785,199	3,978,501	3,284,005
Operating income	51,417,031	40,130,573	29,303,451
Interest income earned from investments	14,523	12,005	19,435
Income before income taxes	51,431,554	40,142,578	29,322,886
Income taxes (note 6):
Current	17,641,531	13,708,995	10,287,844
Deferred	(974,997)	(784,925)	(612,776)
	16,666,534	12,924,070	9,675,068
Net income	$34,765,020	$27,218,508	$19,647,818
Amortization of net actuarial costs and prior service costs, net of income taxes of $18,109, $39,093, and $42,812 respectively	33,632	72,601	79,507
Net actuarial gain (loss) on pension plan net of income taxes of $(423,848), $145,211, and $(109,244) respectively	(764,414)	259,352	(199,158)
Total other comprehensive gain (loss)	(730,782)	331,953	(119,651)
Total comprehensive income	$34,034,238	$27,550,461	$19,528,167
Net income per Sub-share Certificate	$4.14	$3.16	$2.20

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF NET PROCEEDS FROM ALL SOURCES

Years Ended December 31, 2014, 2013 and 2012

	Sub-share	Accumulated
	Certificates of	Other	Net Proceeds
	Proprietary	Comprehensive	From All
	Interest	Income (Loss)	Sources	Total
Balances at December 31, 2011	9,175,414	$(834,314)	$21,381,548	$20,547,234
Net income	—	—	19,647,818	19,647,818
Periodic pension costs, net of income taxes of $66,432	—	(119,651)	—	(119,651)
Cost of 380,156 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(380,156)	—	(20,183,747)	(20,183,747)
Dividends paid - $.48 per Sub-share Certificate	—	—	(4,295,509)	(4,295,509)
Balances at December 31, 2012	8,795,258	(953,965)	16,550,110	15,596,145
Net income	—	—	27,218,508	27,218,508
Periodic pension costs, net of income taxes of $184,304	—	331,953	—	331,953
Cost of 322,056 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(322,056)	—	(25,216,940)	(25,216,940)
Dividends paid - $.00 per Sub-share Certificate	—	—	—	—
Balances at December 31, 2013	8,473,202	(622,012)	18,551,678	17,929,666
Net income	—	—	34,765,020	34,765,020
Periodic pension costs, net of income taxes of $405,739	—	(730,782)	—	(730,782)
Cost of 150,803 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(150,803)	—	(22,963,786)	(22,963,786)
Dividends paid - $.27 per Sub-share Certificate	—	—	(2,280,301)	(2,280,301)
Balances at December 31, 2014	8,322,399	$(1,352,794)	$28,072,611	$26,719,817

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Net income	$34,765,020	$27,218,508	$19,647,818
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,380,735)	(600,621)	(679,207)
Depreciation and amortization	19,730	16,286	16,504
Loss on disposal of fixed assets	5,083	2,795	2,470
Changes in operating assets and liabilities:
Accrued receivables and other assets	689,129	(1,240,703)	92,408
Income taxes payable	52,258	113,800	(1,139,325)
Prepaid income taxes	(815,937)	416,882	(416,882)
Notes receivable for land sales	2,964,791	4,483,078	1,983,119
Accounts payable, accrued expenses and other liabilities	2,553,084	(344,671)	404,585

Net cash provided by operating activities	38,852,423	30,065,354	19,911,490
Cash flows from investing activities:
Proceeds from sale of fixed assets	21,000	20,500	13,500
Purchase of fixed assets	(53,788)	(54,610)	(50,405)
Net cash used in investing activities	(32,788)	(34,110)	(36,905)
Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(22,963,786)	(25,216,940)	(20,183,747)
Dividends paid	(2,280,301)	—	(4,295,509)
Net cash used in financing activities	(25,244,087)	(25,216,940)	(24,479,256)
Net increase (decrease) in cash and cash equivalents	13,575,548	4,814,304	(4,604,671)
Cash and cash equivalents, beginning of period	13,239,211	8,424,907	13,029,578
Cash and cash equivalents, end of period	$26,814,759	$13,239,211	$8,424,907

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2014, 2013 and 2012

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

Cash disbursed for income taxes in 2014, 2013 and 2012 was $18,405,210, $13,178,312, and $11,844,051, respectively. New loans made by the Trust in connection with land sales amounted to $0, $0, and $613,800 for the years ended December 31, 2014, 2013 and 2012, respectively.

(e)	Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and unpaid interest on notes receivable for land sales. Accrued receivables are reflected at their net realizable value based on historical royalty and interest receipt information and other factors anticipated to affect valuation. A valuation allowance is recorded if amounts expected to be received are considered impaired. No allowance was considered necessary at December 31, 2014 and 2013.

(f)	Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any. The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust. Notes receivable bear interest rates ranging from 7.0% to 7.5% as of December 31, 2014 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.3% as of December 31, 2014. The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2014, 2013 and 2012 were $1,764,928, $2,736,616, and $940,145, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value.

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. Accounts are considered delinquent thirty days after the contractual due dates. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2014 and 2013.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2014, 2013 and 2012

Three customers represented approximately 90% of notes receivable at December 31, 2014 and 77% at December 31, 2013.

The maturities of notes receivable for each of the five years subsequent to December 31, 2014 are:

Year ending December 31,	Amount
2015	$75,185
2016	76,379
2017	81,894
2018	87,808
2019	94,124
Thereafter	507,725
$923,115

(g)	Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from three to five years. Accumulated depreciation as of December 31, 2014 and 2013 is $117,247 and $109,631, respectively.

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

December 31, 2014, 2013 and 2012

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

(j)	Net Income per Sub-share Certificate

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (8,397,314 in 2014, 8,601,171 in 2013 and 8,939,045 in 2012).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at December 31, 2014 and 2013.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2014, 2013 and 2012

(l)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years beginning after December 15, 2011. We adopted the provisions of ASU 2011-05 as of January 1, 2012 using the single continuous statement presentation. The adoption of this guidance did not have a material effect on our financial statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Trust is currently evaluating the new guidance to determine the impact it will have on our financial statements.

No other effective or pending accounting pronouncements are expected to affect the Trust.

(m)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under accounting principles generally accepted in the United States of America, are excluded from net income.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2014, 2013 and 2012

(n)	Significant Customers

Two customers represented 29.1%, 20.5% and 10.3% of the Trust’s total revenues for the year ended December 31, 2014, 2013 and 2012 respectively.

(3)	Segment Information

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

(4)	Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2014 and 2013:

	2014		2013
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,124.78	$1,125,059	10,124.78	$1,125,059

Additions	—	—	—	—
Sales	—	—	—	—
Balance at December 31:	10,124.78	$1,125,059	10,124.78	$1,125,059

No valuation allowance was necessary at December 31, 2014 and 2013.

(5)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $41,172, $49,327, and $42,454, in 2014, 2013 and 2012, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2014, 2013 and 2012

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2014 and 2013 using a measurement date of December 31:

	2014	2013
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$3,887,518	$4,030,848
Service cost	100,480	104,920
Interest cost	189,163	166,865
Actuarial (gain) loss	1,134,525	(271,978)
Benefits paid	(218,606)	(143,137)
Projected benefit obligation at end of year	$5,093,080	$3,887,518

Change in plan assets:
Fair value of plan assets at beginning of year	$4,082,642	$3,157,269
Actual return on plan assets	224,784	367,108
Contributions by employer	250,000	701,402
Benefits paid	(218,606)	(143,137)
Fair value of plan assets at end of year	$4,338,820	$4,082,642
Funded (unfunded) status at end of year	$(754,260)	$195,124

Amounts recognized in the balance sheets as of December 31 consist of:

	2014	2013

Assets	$—	$195,124
Liabilities	(754,260)	—
	$(754,260)	195,124

Amounts recognized in accumulated other comprehensive income (loss) consist of the following at December 31:

	2014	2013

Net actuarial loss	$(2,086,396)	$(944,305)
Prior service cost	(3,511)	(9,081)

Amounts recognized in accumulated other comprehensive income (loss), before taxes	(2,089,907)	(953,386)
Income tax benefit	737,113	331,374
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$(1,352,794)	$(622,012)

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2014, 2013 and 2012

Net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 include the following components:

	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$100,480	$104,920	$67,083
Interest cost	189,163	166,865	168,122
Expected return on plan assets	(278,521)	(234,523)	(209,999)
Amortization of net loss	46,171	104,854	113,723
Amortization of prior service cost	5,570	6,840	8,596
Net periodic benefit cost	$62,863	$148,956	$147,525

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2014	2013	2012
Net actuarial (gain) loss	$1,188,262	$(404,563)	$308,402
Recognized actuarial loss	(46,171)	(104,854)	(113,723)
Recognized prior service cost	(5,570)	(6,840)	(8,596)
Total recognized in other comprehensive income, before taxes	$1,136,521	$(516,257)	$186,083
Total recognized in net benefit cost and other comprehensive income, before taxes	$1,199,384	$(367,301)	$333,608

The Trust reclassified $33,632, $72,601 and $79,507, net of income tax of $18,109, $39,093 and $42,812 , out of accumulated other comprehensive income (loss) for net periodic benefit cost in 2014, 2013 and 2012 respectively. This amount is reflected in our Statements of Income and Total Comprehensive Income within salaries and related employee benefits. The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income (loss) into salaries and related employee benefits over the next fiscal year are $144,026 and $3,511, respectively.

The following table summarizes the projected benefit obligation in excess of Plan assets and the Plan assets in excess of accumulated benefit obligation at December 31, 2014, and the Plan assets in excess of projected benefit obligation and accumulated benefit obligation at December 31, 2013:

	2014	2013
Projected benefit obligation in excess of Plan assets:
Projected benefit obligation	$5,093,080	$3,887,518
Fair value of plan assets	$4,338,820	$4,082,642
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$4,157,653	$3,312,631
Fair value of plan assets	$4,338,820	$4,082,642

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2014, 2013 and 2012

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2014, 2013 and 2012

	2014	2013	2012
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.00%	5.00%	4.25%
Rate of compensation increase	7.29	7.29	7.29

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	5.00%	4.25%	4.75%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

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

December 31, 2014, 2013 and 2012

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

The fair values of plan assets by major asset category at December 31, 2014 and 2013, respectively, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$430,755	$430,755	$—	$—
Equities	177,000	177,000	—	—
Mutual Funds
Equity Funds	1,817,935	1,817,935	—	—
Fixed Income Funds	1,913,130	1,913,130	—	—
Total	$4,338,820	$4,338,820	$—	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$722,888	$722,888	$—	$—
Equities	109,989	109,989	—	—
Mutual Funds
Equity Funds	1,628,020	1,628,020	—	—
Fixed Income Funds	1,621,745	1,621,745	—	—
Total	$4,082,642	$4,082,642	$—	$—

Management intends to fund the minimum ERISA amount for 2015. The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2014, 2013 and 2012

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

Year ending December 31,	Amount
2015	$211,312
2016	212,323
2017	210,159
2018	240,621
2019	265,253
2020 to 2024	1,357,259

(6)	Income Taxes

The income tax provision charged to operations for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Current:
U.S. Federal	$17,243,130	$13,381,265	$10,046,442
State and local	398,401	327,730	241,402
	17,641,531	13,708,995	10,287,844
Deferred expense	(974,997)	(784,925)	(612,776)
	$16,666,534	$12,924,070	$9,675,068

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before Federal income taxes as a result of the following:

	2014	2013	2012
Computed tax expense at the statutory rate	$18,001,044	$14,049,902	$10,263,010
Reduction in income taxes resulting from:
Statutory depletion	(1,569,762)	(1,317,177)	(799,957)
State taxes	379,283	312,340	227,718
Other, net	(144,031)	(120,995)	(15,703)
	$16,666,534	$12,924,070	$9,675,068

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Basis difference in pension plan liability	$269,271	$(69,659)
Total deferred tax asset (liability)	269,271	(69,659)

Basis differences in real estate acquired through foreclosure	237,697	237,697
Deferred installment revenue on land sales for tax purposes	324,714	1,366,519
Total deferred tax liability	562,411	1,604,216
Net deferred tax liability	$293,140	$1,673,875

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2014, 2013 and 2012

The Trust files a U. S. Federal income tax return. With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2011.

(7)	Lease Commitments

The Trust is currently a lessee under a month-to-month operating lease in connection with its administrative offices located in Dallas, Texas. This lease agreement requires monthly rent of approximately $5,867. Rent expense amounted to $70,400 for each of the years ended December 31, 2014, 2013 and 2012, respectively.

(8)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2014 and 2013.

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

We evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria was identified:

The Trust consummated a sale contract, on January 29, 2015, for approximately 19,607 acres in Upton and Crane counties, Texas for $19,840,000.

At their February 2015 meeting, the Trustees declared a cash dividend of $.29 per Sub-share, payable March 16, 2015 to Sub-share holders of record at the close of business on March 9, 2015.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2014, 2013 and 2012

(10)	Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2014, 2013 and 2012, respectively: oil (in barrels) – 260,829, 217,682, and 135,561, and gas (in thousands of cubic feet) – 1,370,377, 1,065,458 and 721,560. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

(11)	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2014 and 2013:

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Income	$13,295,068	$14,756,468	$15,583,264	$11,581,953
Income before income taxes	$12,200,547	$13,878,547	$14,712,912	$10,639,548
Net income	$8,234,892	$9,366,043	$9,914,167	$7,249,918
Net income per Sub-share Certificate	$0.99	$1.11	$1.17	$0.86

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Income	$12,503,683	$14,936,609	$9,953,933	$6,726,854
Income before income taxes	$11,145,275	$14,103,915	$9,049,678	$5,843,710
Net income	$7,519,106	$9,431,118	$6,130,440	$4,137,844
Net income per Sub-share Certificate	$0.88	$1.10	$0.71	$0.47

INDEX OF EXHIBITS

Exhibit Number	Description
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