Form 10-Q
period 2015-03-31
TEXAS PACIFIC LAND TRUST
filed 2015-05-06
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

   ACT OF 1934.

   For the quarterly period ended March 31, 2015

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

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$49,601,380	$26,814,759
Accrued receivables	3,297,512	3,220,020
Other assets	136,860	114,491
Prepaid income taxes	–	815,937
Notes receivable for land sales	904,233	923,115
Water wells, vehicles, furniture, and equipment - at cost less accumulated depreciation	98,611	89,107
Real estate acquired: (10,065 acres at March 31, 2015 and 10,125 acres at December 31, 2014)	1,114,601	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 878,897 acres in 2015 and 899,149 acres in 2014	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2015 and 2014	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2015 and 2014	–	–
	$55,153,197	$33,102,488

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$816,968	$828,672
Income taxes payable	11,187,166	406,945
Other taxes payable	190,618	159,301
Unearned revenue	2,055,244	3,940,353
Deferred taxes	299,414	293,140
Pension plan liability	757,040	754,260
Total liabilities	15,306,450	6,382,671

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,269,807 Sub-shares in 2015 and 8,322,399 Sub-shares in 2014	–	–
Other comprehensive loss	(1,328,819)	(1,352,794)
Net proceeds from all sources	41,175,566	28,072,611
Total capital	39,846,747	26,719,817
	$55,153,197	$33,102,488

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Income:
Rentals, royalties and sundry income	$14,448,234	$11,512,811
Land sales	20,268,000	–
Interest income from notes receivable	16,426	65,798
	34,732,660	11,578,609
Expenses:
Taxes, other than income taxes	376,278	426,677
General and administrative expenses	607,464	515,728
	983,742	942,405
Operating income	33,748,918	10,636,204
Interest income earned from investments	6,693	3,344

Income before income taxes	33,755,611	10,639,548
Income taxes	11,589,522	3,389,630
Net income	$22,166,089	$7,249,918
Other comprehensive income – periodic pension costs, net of income taxes of $12,909 and $4,527, respectively	23,975	8,408
Total comprehensive income	$22,190,064	$7,258,326

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,297,581	8,451,133

Basic and dilutive earnings per sub-share certificate on net income	$2.67	$.86

Cash dividends per sub-share certificate	$.29	$.27

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$22,166,089	$7,249,918
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	6,274	(125,468)
Depreciation and amortization	4,799	5,655
Gain on disposal of fixed assets	(712)	––
Changes in operating assets and liabilities:
Accrued receivables and other assets	(89,403)	(951,203)
Prepaid income taxes	815,937	––
Notes receivable for land sales	18,882	366,721
Accounts payable, accrued expenses and other liabilities	(1,838,741)	34,299
Income taxes payable	10,780,221	3,508,976
Net cash provided by operating activities	31,863,346	10,088,898

Cash flows from investing activities:
Proceeds from sale of fixed assets	25,000	––
Purchase of fixed assets	(38,591)	(787)
Net cash used in investing activities	(13,591)	(787)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(6,660,674)	(2,779,165)
Dividends paid	(2,402,460)	(2,280,300)
Net cash used in financing activities	(9,063,134)	(5,059,465)

Net increase in cash and cash equivalents	22,786,621	5,028,646

Cash and cash equivalents, beginning of period	26,814,759	13,239,211

Cash and cash equivalents, end of period	$49,601,380	$18,267,857

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2015 and the results of its operations for the three month periods ended March 31, 2015 and 2014, respectively, and its cash flows for the three month periods ended March 31, 2015 and 2014, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2014 and 2013 and for each of the years in the three year period ended December 31, 2014 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through May 6, 2015, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2015 and 2014 is summarized as follows:

	2015	2014

Income taxes paid	$-	$10,649

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

(9)

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 31, 2017, including interim periods within that reporting period. The Trust is currently evaluating the new guidance to determine the impact it will have on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2015 Compared to the Quarter Ended March 31, 2014

Earnings per Sub-share certificate were $2.67 for the first quarter of 2015, compared to $.86 for the first quarter of 2014. Total operating and investing revenues were $34,739,353 for the first quarter of 2015 compared to $11,581,953 for the first quarter of 2014, an increase of 199.9%. This increase in revenue and earnings was due primarily to increases in land sales and, to a lesser extent, easement and sundry income. These increases were only slightly offset by decreases in oil and gas royalty revenue and interest income from notes receivable.

In the first quarter of 2015 the Trust sold approximately 20,312 acres for a total of $20,268,000, or approximately $998 per acre. These totals include the previously announced sale of 19,607 acres in Upton/Crane counties for aggregate consideration of $19,840,000. No land sales occurred in the first quarter of 2014.

Rentals, royalties and sundry income were $14,448,234 during the first quarter of 2015, compared to $11,512,811 for the first quarter of 2014, an increase of 25.5%. This increase resulted primarily from an increase in easement and sundry income.

Oil and gas royalty revenue was $6,525,265 for the first quarter of 2015, compared to $7,242,060 for the first quarter of 2014, a decrease of 9.9%. Oil royalty revenue was $5,233,585 for the first quarter of 2015, a decrease of 3.0% from the first quarter of 2014 when oil royalty revenue was $5,395,201. Crude oil production subject to the Trust’s royalty interest increased 53.8% in the first quarter of 2015 compared to the first quarter of 2014. This increase in production was offset by a 36.9% decrease in the average price per royalty barrel of crude oil during the first quarter of 2015 compared to the first quarter of 2014. Gas royalty revenue was $1,291,680 for the first quarter of 2015, a decrease of 30.1% from the first quarter of 2014 when gas royalty revenue was $1,846,859. This decrease in gas royalty revenue resulted from a price decrease of 33.8% in the first quarter of 2015 compared to the first quarter of 2014, which was partially offset by a volume increase of 5.7%.

Easement and sundry income was $7,802,995 for the first quarter of 2015, an increase of 87.2% compared to the first quarter of 2014 when easement and sundry income was $4,168,204. This increase resulted primarily from increases in pipeline easement income, sundry income, and, to a lesser extent, seismic permit income caused by an increase in drilling and exploration activity on land owned by the Trust. This category of income is unpredictable and may vary significantly from quarter to quarter.

Interest income, including interest on investments, was $23,119 for the first quarter of 2015 compared to $69,142 for the first quarter of 2014, a decrease of 66.6%. Interest on notes receivable for the first quarter of 2015 was $16,426, a decrease of 75.0% compared to the first quarter of 2014 when interest on notes receivable was $65,798. This decrease resulted from the early payoff of several notes due to the Trust. As of March 31, 2015, notes receivable for land sales were $904,233 compared to $3,521,185 at March 31, 2014, a decrease of 74.3%. Interest income earned from investments was $6,693 for the first quarter of 2015, an increase of 100.2% from the first quarter of 2014. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $376,278 for the first quarter of 2015 compared to $426,677 for the first quarter of 2014, a decrease of 11.8%. This decrease is primarily attributable to a decrease in gas production taxes which resulted from the decrease in gas royalty revenue discussed above.

General and administrative expenses were $607,464 for the first quarter of 2015 compared to $515,728 for the first quarter of 2014, an increase of 17.8%. This increase was primarily due to increases in professional fees and employment expenses.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are revenues from oil and gas royalties, easement and sundry income, and land sales. In the past, those sources have generated more than adequate amounts of cash to meet the Trust’s needs and, in the opinion of management, should continue to do so in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2014.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2015, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2015	19,593	$110.88	–	–
February 1, through February 28, 2015	16,981	$128.72	–	–
March 1, through March 31, 2015	16,018	$143.74	–	–
Total	52,592*	$126.65	–	–

* The Trust purchased and retired 52,592 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)
Date: May 6, 2015	By:	/s/ David M. Peterson
David M. Peterson, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 6, 2015	By:	/s/ Robert J. Packer
Robert J. Packer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation