Form 10-Q
period 2015-06-30
TEXAS PACIFIC LAND TRUST
filed 2015-08-06
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust

(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$38,807,079	$26,814,759
Accrued receivables	4,147,889	3,220,020
Other assets	121,400	114,491
Prepaid income taxes	–	815,937
Notes receivable for land sales	850,672	923,115
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	94,111	89,107
Real estate acquired:
(10,065 acres at June 30, 2015 and 10,125 at December 31, 2014)	1,114,601	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 878,577 acres in 2015 and 899,149 acres in 2014	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2015 and 2014	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2015 and 2014	–	–
	$45,135,752	$33,102,488
LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$841,881	$828,672
Income taxes payable	2,352,080	406,945
Other taxes payable	221,208	159,301
Unearned revenue	2,250,749	3,940,353
Deferred taxes	293,951	293,140
Pension plan liability	759,821	754,260
Total liabilities	6,719,690	6,382,671

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,212,117 Sub-shares in 2015 and 8,322,399 Sub-shares in 2014	–	–
Other comprehensive loss	(1,304,845)	(1,352,794)
Net proceeds from all sources	39,720,907	28,072,611
Total capital	38,416,062	26,719,817
	$45,135,752	$33,102,488

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income:
Oil and gas royalties	$5,699,594	$7,863,507	$12,224,859	$15,105,566
Land sales	160,000	1,670,605	20,428,000	1,670,605
Easements and sundry income	5,802,945	5,863,269	13,605,939	10,031,473
Other income	125,336	182,503	261,737	350,849
	11,787,875	15,579,884	46,520,535	27,158,493

Expenses:
Taxes, other than income taxes	342,302	447,703	718,580	874,380
General and administrative expenses	503,799	422,649	1,111,263	938,377
	846,101	870,352	1,829,843	1,812,757
Operating income	10,941,774	14,709,532	44,690,692	25,345,736
Interest income earned from investments	7,259	3,380	13,952	6,724

Income before income taxes	10,949,033	14,712,912	44,704,644	25,352,460
Income taxes	3,533,021	4,798,745	15,122,543	8,188,375
Net income	$7,416,012	$9,914,167	$29,582,101	$17,164,085

Other comprehensive income – periodic pension costs, net of income taxes of $12,909, $4,527, $25,819, and $9,054 respectively	23,975	8,408	47,950	16,816
Total comprehensive income	$7,439,987	$9,922,575	$29,630,051	$17,180,901

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,244,345	8,439,914	8,262,482	8,443,926

Basic and dilutive earnings per sub-share certificate on net income	$.90	$1.17	$3.58	$2.03

Cash dividends per sub-share certificate	$0	$0	$.29	$.27

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$29,582,101	$17,164,085
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	811	(907,244))
Depreciation and amortization	9,299	11,938
(Gain) loss on disposal of fixed assets	(712)	5,083
Changes in operating assets and liabilities:
Accrued receivables and other assets	(924,320)	(723,057)
Prepaid income taxes	815,937	--
Notes receivable for land sales	72,443	2,601,377
Accounts payable, accrued expenses and other liabilities	(1,560,978)	299,435
Income taxes payable	1,945,135	1,474,464
Net cash provided by operating activities	29,939,716	19,926,081

Cash flows from investing activities:
Proceeds from sale of fixed assets	25,000	21,000
Purchase of fixed assets	(38,591)	(49,336)
Net cash used in investing activities	(13,591)	(28,336)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(15,531,345)	(6,719,008)
Dividends paid	(2,402,460)	(2,280,300)
Net cash used in financing activities	(17,933,805)	(8,999,308)

Net increase in cash and cash equivalents	11,992,320	10,898,437

Cash and cash equivalents, beginning of period	26,814,759	13,239,211

Cash and cash equivalents, end of period	$38,807,079	$24,137,648

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2015

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2015 and the results of its operations for the three month and six month periods ended June 30, 2015 and 2014, respectively, and its cash flows for the six month periods ended June 30, 2015 and 2014, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2014 and 2013 and for each of the years in the three year period ended December 31, 2014 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. Beginning with the second quarter of 2015, the Trust updated the format of the revenue section in the Statements of Income and Total Comprehensive Income to provide more detail regarding revenue sources.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through August 6, 2015, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2015 and 2014 is summarized as follows:

	2015	2014

Income taxes paid	$12,386,479	$7,630,210

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

Results of Operations for the Quarter Ended June 30, 2015 Compared to the Quarter Ended June 30, 2014

Earnings per Sub-share certificate were $.90 for the second quarter of 2015, compared to $1.17 for the second quarter of 2014. Total operating and investing revenues were $11,795,134 for the second quarter of 2015 compared to $15,583,264 for the second quarter of 2014, a decrease of 24.3%. This decrease in revenue and earnings was due primarily to decreases in oil and gas royalty revenue and land sales.

Oil and gas royalty revenue was $5,699,594 for the second quarter of 2015, compared to $7,863,507 for the second quarter of 2014, a decrease of 27.5%. Oil royalty revenue was $4,279,109 for the second quarter of 2015, a decrease of 32.1% from the second quarter of 2014 when oil royalty revenue was $6,301,472. Crude oil production subject to the Trust’s royalty interest increased 34.9% in the second quarter of 2015 compared to the second quarter of 2014. This increase in production was offset by a 49.6% decrease in the average price per royalty barrel of crude oil during the second quarter of 2015 compared to the second quarter of 2014. Gas royalty revenue was $1,420,485 for the second quarter of 2015, a decrease of 9.1% from the second quarter of 2014 when gas royalty revenue was $1,562,035. This decrease in gas royalty revenue resulted from a price decrease of 32.8% in the second quarter of 2015 compared to the second quarter of 2014, which was partially offset by a volume increase of 35.2%.

In the second quarter of 2015, the Trust sold approximately 320 acres for a total of $160,000, or approximately $500 per acre. In the second quarter of 2014, the Trust sold approximately 1,395 acres for a total of $1,670,605, or approximately $1,198 per acre.

Easements and sundry income was $5,802,945 for the second quarter of 2015, a decrease of 1.0% compared to the second quarter of 2014 when easements and sundry income was $5,863,269. This decrease resulted primarily from decreases in seismic permit income and sundry lease rental income, which were partially offset by increases in pipeline easement income and sundry income. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $132,595 for the second quarter of 2015 compared to $185,883 for the second quarter of 2014, a decrease of 28.7%. Grazing lease income was $109,068 for the second quarter of 2015, compared to $144,003 for the second quarter of 2014, a decrease of 24.3%. This decrease is primarily attributable to a decrease in land inventory available for lease. Interest on notes receivable for the second quarter of 2015 was $16,268, a decrease of 57.7% compared to the second quarter of 2014 when interest on notes receivable was $38,500. This decrease is primarily due to principal prepayments received on notes due the Trust. As of June 30, 2015, notes receivable for land sales were $850,672 compared to $1,286,529 at June 30, 2014, a decrease of 33.9%. Interest income earned from investments was $7,259 for the second quarter of 2015, an increase of 114.8% from the second quarter of 2014. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $342,302 for the second quarter of 2015 compared to $447,703 for the second quarter of 2014, a decrease of 23.5%. This decrease is primarily attributable to a decrease in oil and gas production taxes which resulted from the decrease in oil and gas royalty revenue discussed above.

General and administrative expenses were $503,799 for the second quarter of 2015 compared to $422,649 for the second quarter of 2014, an increase of 19.2%. This increase was primarily due to increases in legal expenses and employment expenses.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Earnings per Sub-share certificate were $3.58 for the first six months of 2015, compared to $2.03 for the first six months of 2014. Total operating and investing revenues were $46,534,487 for the first six months of 2015 compared to $27,165,217 for the first six months of 2014, an increase of 71.3%. This increase in revenue and earnings was due primarily to increases in land sales and easements and sundry income. These increases were partially offset by a decrease in oil and gas royalty revenue and other income.

Oil and gas royalty revenue was $12,224,859 for the first six months of 2015, compared to $15,105,566 for the first six months of 2014, a decrease of 19.1%. Oil royalty revenue was $9,512,694 for the first six months of 2015, a decrease of 18.7% from the first six months of 2014 when oil royalty revenue was $11,696,673. Crude oil production subject to the Trust’s royalty interest increased 44.0% in the first six months of 2015 compared to the first six months of 2014. This increase in production was offset by a 43.5% decrease in the average price per royalty barrel of crude oil during the first six months of 2015 compared to the first six months of 2014. Gas royalty revenue was $2,712,165 for the first six months of 2015, a decrease of 20.4% from the first six months of 2014 when gas royalty revenue was $3,408,893. This decrease in gas royalty revenue resulted from a price decrease of 33.9% in the first six months of 2015 compared to the first six months of 2014, which was partially offset by a volume increase of 20.6%.

During the first six months of 2015, the Trust sold approximately 20,632 acres for a total of $20,428,000, or approximately $990 per acre. In the first six months of 2014, the Trust sold approximately 1,395 acres for a total of $1,670,605, or approximately $1,198 per acre.

Easements and sundry income was $13,605,939 for the first six months of 2015, an increase of 35.6% compared to the first six months of 2014 when easements and sundry income was $10,031,473. This increase resulted primarily from increases in pipeline easement income and sundry income, which were partially offset by decreases in seismic permit income and sundry lease rental income. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $275,689 for the first six months of 2015 compared to $357,573 for the first six months of 2014, a decrease of 22.9%. Grazing lease income was $229,042 for the first six months of 2015, compared to $246,551 for the first six months of 2014, a decrease of 7.1%. This decrease is primarily attributable to a decrease in land inventory available for lease. Interest on notes receivable for the first six months of 2015 was $32,695, a decrease of 68.7% compared to the first six months of 2014 when interest on notes receivable was $104,298. This decrease is primarily due to principal payments received on notes due the Trust. As of June 30, 2015, notes receivable for land sales were $850,672 compared to $1,286,529 at June 30, 2014, a decrease of 33.9%. Interest income earned from investments was $13,952 for the first six months of 2015, an increase of 107.5% from the first six months of 2014. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $718,580 for the first six months of 2015 compared to $874,380 for the first six months of 2014, a decrease of 17.8%. This decrease is primarily attributable to a decrease in oil and gas production taxes which resulted from the decrease in oil and gas royalty revenue discussed above.

General and administrative expenses were $1,111,263 for the first six months of 2015 compared to $938,377 for the first six months of 2014, an increase of 18.4%. This increase was primarily due to increases in legal expenses and employment expenses.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are revenues from oil and gas royalties, easements and sundry income, and land sales. In the past, those sources have generated more than adequate amounts of cash to meet the Trust’s needs and, in the opinion of management, should continue to do so in the foreseeable future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the second quarter of 2015, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2015	14,930	$152.70	–	–
May 1, through May 31, 2015	26,041	$156.42	–	–
June 1, through June 30, 2015	16,719	$150.58	–	–
Total	57,690*	$153.76	–	–

* The Trust purchased and retired 57,690 Sub-shares in the open market.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date: August 6, 2015	By:	/s/ David M. Peterson
David M. Peterson, General Agent, Authorized Signatory and Chief Executive Officer

Date: August 6, 2015	By:	/s/ Robert J. Packer
Robert J. Packer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation