Form 10-Q
period 2015-09-30
TEXAS PACIFIC LAND TRUST
filed 2015-11-05
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust

(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE (State or Other Jurisdiction of Incorporation or Organization)	75-0279735 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$46,170,691	$26,814,759
Accrued receivables	4,074,716	3,220,020
Other assets	67,881	114,491
Prepaid income taxes	–	815,937
Notes receivable for land sales	139,114	923,115
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	162,666	89,107
Real estate acquired: (10,065 acres at September 30, 2015 and 10,125 acres at December 31, 2014)	1,114,601	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 878,309 acres in 2015 and 899,149 acres in 2014	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2015 and 2014	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2015 and 2014	–	–
	$51,729,669	$33,102,488
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$837,316	$828,672
Income taxes payable	2,875,296	406,945
Other taxes payable	235,391	159,301
Unearned revenue	2,350,617	3,940,353
Deferred taxes	55,503	293,140
Pension plan liability	762,601	754,260
Total liabilities	7,116,724	6,382,671
Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,174,086 Sub-shares in 2015 and 8,322,399 Sub-shares in 2014	–	–
Other comprehensive loss	(1,280,870)	(1,352,794)
Net proceeds from all sources	45,893,815	28,072,611
Total capital	44,612,945	26,719,817
	$51,729,669	$33,102,488

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income:
Oil and gas royalties	$6,060,645	$7,707,981	$18,285,504	$22,813,548
Land sales	1,888,635	323,125	22,316,635	1,993,730
Easements and sundry income	10,091,161	6,581,105	23,697,100	16,612,578
Other income	139,017	140,508	400,753	491,356
	18,179,458	14,752,719	64,699,992	41,911,212

Expenses:
Taxes, other than income taxes	362,556	433,748	1,081,136	1,308,128
General and administrative expenses	590,984	444,173	1,702,248	1,382,550
	953,540	877,921	2,783,384	2,690,678
Operating income	17,225,918	13,874,798	61,916,608	39,220,534
Interest income earned from investments	7,290	3,749	21,243	10,473

Income before income taxes	17,233,208	13,878,547	61,937,851	39,231,007
Income taxes	5,771,859	4,512,504	20,894,401	12,700,879
Net income	$11,461,349	$9,366,043	$41,043,450	$26,530,128

Other comprehensive income – periodic pension costs, net of income taxes of $12,909, $4,527, $38,728, and $13,582 respectively	23,975	8,408	71,924	25,224
Total comprehensive income	$11,485,324	$9,374,451	$41,115,374	$26,555,352

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,190,757	8,406,403	8,226,185	8,425,346

Basic and dilutive earnings per sub-share certificate on net income	$1.40	$1.11	$4.99	$3.15
Cash dividends per sub-share certificate	$–	$–	$.29	$.27

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$41,043,450	$26,530,128
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(237,637)	(1,028,281)
Depreciation and amortization	13,799	17,593
(Gain) loss on disposal of fixed assets	(712)	5,083
Changes in operating assets and liabilities:
Accrued receivables and other assets	(797,628)	(797,568)
Prepaid income taxes	815,937	–
Notes receivable for land sales	784,001	2,964,790
Accounts payable, accrued expenses and other liabilities	(1,424,737)	699,122
Income taxes payable	2,468,351	762,532
Net cash provided by operating activities	42,664,824	29,153,399

Cash flows from investing activities:
Proceeds from sale of fixed assets	25,000	21,000
Purchase of fixed assets	(111,646)	(51,901)
Net cash used in investing activities	(86,646)	(30,901)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(20,819,786)	(13,957,183)
Dividends paid	(2,402,460)	(2,280,300)
Net cash used in financing activities	(23,222,246)	(16,237,483)

Net increase in cash and cash equivalents	19,355,932	12,885,015

Cash and cash equivalents, beginning of period	26,814,759	13,239,211

Cash and cash equivalents, end of period	$46,170,691	$26,124,226

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2015 and the results of its operations for the three month and nine month periods ended September 30, 2015 and 2014, respectively, and its cash flows for the nine month period ended September 30, 2015 and 2014, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2014 and 2013 and for each of the years in the three year period ended December 31, 2014 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. Beginning with the second quarter of 2015, the Trust updated the format of the revenue section in the Statements of Income and Total Comprehensive Income to provide more detail regarding revenue sources.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through November 5, 2015, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2015 and 2014 is summarized as follows:

	2015	2014

Income taxes paid	$17,886,479	$12,980,210

(8)

ASC 280, “Segment Reporting,” establishes standards for the way public business enterprises are to report information about operating segments. In accordance with ASC 280, the Trust utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888 and any other land thereafter acquired. The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

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

Results of Operations for the Quarter Ended September 30, 2015 Compared to the Quarter Ended September 30, 2014

Earnings per Sub-share certificate were $1.40 for the third quarter of 2015, compared to $1.11 for the third quarter of 2014. Total operating and investing revenues were $18,186,748 for the third quarter of 2015 compared to $14,756,468 for the third quarter of 2014, an increase of 23.2%. This increase in revenue and earnings was due primarily to increases in easements and sundry income and land sales. These increases were partially offset by a decrease in oil royalty revenue.

Oil and gas royalty revenue was $6,060,645 for the third quarter of 2015, compared to $7,707,981 for the third quarter of 2014, a decrease of 21.4%. Oil royalty revenue was $4,371,573 for the third quarter of 2015, a decrease of 31.2% from the third quarter of 2014 when oil royalty revenue was $6,356,459. Crude oil production subject to the Trust’s royalty interest increased 23.5% in the third quarter of 2015 compared to the third quarter of 2014. This increase in production was offset by a 44.3% decrease in the average price per royalty barrel of crude oil during the third quarter of 2015 compared to the third quarter of 2014. Gas royalty revenue was $1,689,072 for the third quarter of 2015, an increase of 25.0% from the third quarter of 2014 when gas royalty revenue was $1,351,522. This increase in gas royalty revenue resulted from a volume increase of 70.2% in the third quarter of 2015 compared to the third quarter of 2014, which more than offset a price decrease of 26.5%.

In the third quarter of 2015, the Trust sold approximately 267.85 acres of land for a total of $1,888,635, or approximately $7,051 per acre. In the third quarter of 2014, the Trust sold approximately 117.25 acres for a total of $323,125, or approximately $2,756 per acre.

Easements and sundry income was $10,091,161 for the third quarter of 2015, an increase of 53.3% compared to the third quarter of 2014 when easements and sundry income was $6,581,105. This increase resulted primarily from an increase in pipeline easement income, which was partially offset by a decrease in sundry income. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $146,307 for the third quarter of 2015 compared to $144,257 for the third quarter of 2014, an increase of 1.4%. Grazing lease income was $133,333 for the third quarter of 2015, compared to $121,553 for the third quarter of 2014, an increase of 9.7%. This increase is primarily attributable to a delay in getting a lease renewed in the second quarter of 2015 due to a land sale. Interest on notes receivable for the third quarter of 2015 was $5,684, a decrease of 70.0% compared to the third quarter of 2014 when interest on notes receivable was $18,955. This decrease is primarily due to principal prepayments received on notes due to the Trust. As of September 30, 2015, notes receivable for land sales were $139,114 compared to $923,116 at September 30, 2014, a decrease of 84.9%. Interest income earned from investments was $7,290 for the third quarter of 2015, compared to $3,749 for the third quarter of 2014, an increase of 94.5%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $362,556 for the third quarter of 2015 compared to $433,748 for the third quarter of 2014, a decrease of 16.4%. This decrease is primarily attributable to a decrease in oil production tax which resulted from the decrease in oil royalty revenue discussed above.

General and administrative expenses were $590,984 for the third quarter of 2015 compared to $444,173 for the third quarter of 2014, an increase of 33.1%. This increase was primarily due to increases in legal expenses, employment expenses, and a project that began in the current quarter to enhance the information systems of the Trust.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Earnings per Sub-share certificate were $4.99 for the first nine months of 2015, compared to $3.15 for the first nine months of 2014. Total operating and investing revenues were $64,721,235 for the first nine months of 2015 compared to $41,921,685 for the first nine months of 2014, an increase of 54.4%. This increase in revenue and earnings was due primarily to increases in land sales and easements and sundry income. These increases were partially offset by decreases in oil and gas royalty revenue and other income.

Oil and gas royalty revenue was $18,285,504 for the first nine months of 2015, compared to $22,813,548 for the first nine months of 2014, a decrease of 19.8%. Oil royalty revenue was $13,884,267 for the first nine months of 2015, a decrease of 23.1% from the first nine months of 2014 when oil royalty revenue was $18,053,132. Crude oil production subject to the Trust’s royalty interest increased 37.2% in the first nine months of 2015 compared to the first nine months of 2014. This increase in production was offset by a 44.0% decrease in the average price per royalty barrel of crude oil during the first nine months of 2015 compared to the first nine months of 2014. Gas royalty revenue was $4,401,237 for the first nine months of 2015, a decrease of 7.5% from the first nine months of 2014 when gas royalty revenue was $4,760,416. This decrease in gas royalty revenue resulted from a price decrease of 32.4% in the first nine months of 2015 compared to the first nine months of 2014, which was partially offset by a volume increase of 36.7%.

During the first nine months of 2015, the Trust sold approximately 20,900 acres of land for a total of $22,316,635, or approximately $1,068 per acre. In the first nine months of 2014, the Trust sold approximately 1,512 acres for a total of $1,993,730, or approximately $1,319 per acre.

Easements and sundry income was $23,697,100 for the first nine months of 2015, an increase of 42.6% compared to the first nine months of 2014 when easements and sundry income was $16,612,578. This increase resulted primarily from increases in pipeline easement income and sundry income, which were partially offset by decreases in seismic permit income and sundry lease rental income. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $421,996 for the first nine months of 2015 compared to $501,829 for the first nine months of 2014, a decrease of 15.9%. Grazing lease income was $362,375 for the first nine months of 2015, compared to $368,103 for the first nine months of 2014, a decrease of 1.6%. Interest on notes receivable for the first nine months of 2015 was $38,378, a decrease of 68.9% compared to the first nine months of 2014 when interest on notes receivable was $123,253. This decrease is primarily due to principal prepayments received on notes due to the Trust. As of September 30, 2015, notes receivable for land sales were $139,114 compared to $923,116 at September 30, 2014, a decrease of 84.9%. Interest income earned from investments was $21,243 for the first nine months of 2015, compared to $10,473 for the first nine months of 2014, an increase of 102.8%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $1,081,136 for the first nine months of 2015 compared to $1,308,128 for the first nine months of 2014, a decrease of 17.4%. This decrease is primarily attributable to a decrease in oil and gas production taxes which resulted from the decrease in oil and gas royalty revenue discussed above.

General and administrative expenses were $1,702,248 for the first nine months of 2015 compared to $1,382,550 for the first nine months of 2014, an increase of 23.1%. This increase was primarily due to increases in employment expenses, legal expenses and a project that began in the current quarter to enhance the information systems of the Trust.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the third quarter of 2015, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2015	20,060	$142.58	–	–
August 1, through August 31, 2015	9,287	$130.40	–	–
September 1, through September 30, 2015	8,684	$140.16	–	–
Total	38,031*	$139.06	–	–

* The Trust purchased and retired 38,031 Sub-shares in the open market.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)
Date: November 5, 2015	By:	/s/ David M. Peterson
David M. Peterson, General Agent, Authorized Signatory and Chief Executive Officer

Date: November 5, 2015	By:	/s/ Robert J. Packer
Robert J. Packer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation