Form 10-K
period 2015-12-31
TEXAS PACIFIC LAND TRUST
filed 2016-02-29
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file No.: 1-737

TEXAS PACIFIC LAND TRUST

(Exact Name of Registrant as Specified in its Charter)

Not Applicable	75-0279735
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1700 Pacific Avenue, Suite 2770 Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 969-5530

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Sub-shares in Certificates of Proprietary Interest (par value $.03-1/3 per share)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $1,189,777,052.

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

Texas Pacific’s income from oil and gas royalties has been limited in the past by the level of production authorized for prorated wells each year by the regulations of the Railroad Commission of the State of Texas. The monthly percentage of allowable production has averaged 100% in recent years, but, because of the limited capacity of older wells and other operating problems, the percentage permitted by the Railroad Commission may not be produced by all operators.

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

(i)	During the last three fiscal years each of the following items has accounted for at least fifteen percent (15%) of total revenues.

	2015	2014	2013
Oil and Gas Royalties	31%	53%	56%
Land Sales	28%	*	15%
Easements and Sundry Income	40%	39%	28%

*Denotes less than 15%

(ii)	Texas Pacific is not in the business of development of new products.

(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)

During 2015, Texas Pacific received $19,840,000, or approximately 25.0 percent of its total revenues (87.7 percent of land sale revenues), for a land sale of approximately 19,607 acres in Upton/Crane Counties, Texas. Texas Pacific also received $7,646,239, or approximately 30.8 percent of its oil and gas royalty income, from Chevron USA, Inc. and $4,937,142, or approximately 19.9 percent of its oil and gas royalty income, from Anadarko E&P Company, LP during 2015. Lastly, Texas Pacific received $3,703,025, or approximately 11.8 percent of its easements and sundry income, from BHP Billiton Petroleum during 2015.

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

(xiii)	As of February 29, 2016, Texas Pacific had eight (8) full-time employees.

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

As of February 15, 2016, Texas Pacific Land Trust owned the surface estate in approximately 888,324 acres of land, comprised of numerous separate tracts, located in 18 counties in the western part of Texas. There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts.

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

At December 31, 2015, grazing leases were in effect on over 99 percent or approximately 886,647 acres of the Trust’s land. The Trust regularly enters into grazing leases with many different local ranchers which grant the ranch owner lessees the right to graze livestock on the Trust’s properties. These leases are generally in a standard form common in the locality. Grazing leases are generally entered into for terms ranging from three (3) to five (5) years. The Trust generally retains the right to cancel a grazing lease upon thirty (30) days notice in the event of a sale of the land. No individual grazing lease is material to the Trust.

Approximately 20,941 acres of land were sold in 2015.

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

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange, under the symbol “TPL”. The range of reported sale prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2015		2014
	High	Low	High	Low

1st Quarter	$151.49	$106.24	$147.80	$93.00
2nd Quarter	$164.47	$140.06	$173.86	$125.00
3rd Quarter	$148.61	$96.54	$242.00	$157.98
4th Quarter	$153.60	$119.80	$193.70	$103.57

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a cash dividend each year for the preceding 59 years. The cash dividend was $.29 per Sub-share in 2015 and $.27 per Sub-share in 2014 and was paid during the first quarter of each year. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2016, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	308
TOTAL	308

The Trust has not incorporated equity-related compensation elements in its compensation programs. During the year ended December 31, 2015, the Trust did not sell any equity securities.

During the fourth quarter of 2015, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2015	11,158	$146.95	–	–
November 1, through November 30, 2015	20,933	$144.13	–	–
December 1, through December 31, 2015	23,931	$137.67	–	–
Total	56,022*	$141.93	–	–

* The Trust purchased and retired 56,022 Sub-shares in the open market.

Item 6:	Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
Gross income	$79,442,293	$55,216,753	$44,121,079	$32,606,891	$34,319,036
Expenses	4,159,271	3,785,199	3,978,501	3,284,005	3,563,118
Income before income taxes	75,283,022	51,431,554	40,142,578	29,322,886	30,755,918
Income taxes	25,244,515	16,666,534	12,924,070	9,675,068	10,161,149
Net income	$50,038,507	$34,765,020	$27,218,508	$19,647,818	$20,594,769
Net income per Sub-share	$6.10	$4.14	$3.16	$2.20	$2.21
Dividends per Sub-share*	$.29	$.27	$.00	$.48	$.21
Average number of Sub-shares outstanding	8,197,632	8,397,314	8,601,171	8,939,045	9,336,998

	As of December 31,
	2015	2014	2013	2012	2011
Total assets, exclusive of property with no assigned value	$50,435,545	$33,102,488	$22,356,948	$21,186,872	$27,432,257

*The figure for 2012 includes a $.25 dividend for 2013 which was paid in the fourth quarter of 2012.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Trust was organized in 1888 and holds title to extensive tracts of land in numerous West Texas counties which were previously the property of the Texas and Pacific Railway Company. We continue to manage those lands for the benefit of the holders of Certificates of Proprietary Interest in the Trust. Our revenues are derived primarily from sales of land, oil and gas royalties, easements and sundry income, grazing leases of the land and interest. Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year. We are a passive seller of land and do not actively solicit sales of land. In addition, the demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for the ranching uses prevalent in western Texas. The Trust is not an oil and gas producer. Rather, its oil and gas revenue is derived from retained perpetual non-participating oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil wells to which our royalty interests relate as to investments in and production from those wells. We monitor production reports by the oil and gas companies to assure that we are being paid the appropriate royalties. We review conditions in the agricultural industry in the areas in which our lands are located and seek to keep as much of our lands as possible under lease to local ranchers. In recent years, we have been successful at keeping over 98% of our land subject to grazing leases.

Results of Operations

The Trust’s primary sources of income are revenue derived from sales of land, either for cash or a combination of cash and mortgage notes, and revenue derived from the Trust’s land and mineral interests.

2015 Compared to 2014

Total operating and investing revenues in 2015 aggregated $79,442,293, an increase of $24,225,540, or 43.9%, from the $55,216,753 of total operating and investing revenues recorded in 2014. This increase resulted primarily from increases in land sales and easements and sundry income. These increases were partially offset by decreases in oil and gas royalties and interest income from notes receivable. Earnings per Sub-share certificate were $6.10 for 2015 compared to $4.14 in 2014. The Trust purchased and retired 204,335 Sub-shares during 2015, leaving 8,118,064 Sub-shares outstanding at December 31, 2015.

Land sales in 2015 were $22,616,635 compared to $3,698,312 in 2014, an increase of $18,918,323, or 511.5%. A total of approximately 20,941 acres were sold in 2015 at an average price of $1,080 per acre, compared to 1,950 acres in 2014 at an average price per acre of $1,897.

Rentals, royalties and other income (including interest on investments) were $56,825,658 in 2015 compared to $51,518,441 in 2014, an increase of 10.3%.

Oil and gas royalty revenue in 2015 was $24,860,205 compared to $29,346,103 in 2014, a decrease of 15.3%. Oil royalty revenue was $18,607,031 and gas royalty revenue was $6,253,174 in 2015. Crude oil production subject to the Trust’s royalty interest increased 47.2% in 2015 from 2014. This increase in production was offset by a 44.5% decrease in the average price per royalty barrel of crude oil during 2015 compared to 2014. Total gas production increased 39.4%, and the average price of gas decreased by 31.9% in 2015 compared to 2014.

Grazing lease income in 2015 was $483,989 compared to $500,292 in 2014, a decrease of 3.3%. This decrease is caused by the reduction in acres available to lease due to land sale activity.

Interest revenue (including interest on investments) was $68,306 in 2015 compared to $154,814 in 2014, a decrease of 55.9%. Interest on notes receivable amounted to $40,866 in 2015 compared to $140,291 in 2014. This decrease is primarily due to principal prepayments received on notes due to the Trust. At year end 2015, notes receivable from land sales were $139,114 compared to $923,115 at year end 2014. Interest on investments amounted to $27,440 in 2015 and $14,523 in 2014, respectively. Total principal cash payments on notes receivable were $784,001 in 2015 including $713,062 of prepaid principal.

Easements and sundry income in 2015 was $31,413,158 compared to $21,517,232 in 2014 due to a continued increase in drilling and exploration activity on land owned by the Trust. This increase resulted primarily from an increase in the amount of pipeline easement income to $18,182,259 for 2015, an increase of $8,997,209, or 98.0%, from the $9,185,050 received in 2014. This increase was partially offset by decreases in sundry lease rental income and seismic easement income. Easements and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes, were $1,476,576 in 2015 compared to $1,692,256 in 2014. Oil and gas production taxes were $1,324,909 in 2015 compared to $1,540,735 in 2014. Ad valorem taxes were $94,219 in 2015 compared to $97,054 in 2014. All other expenses were $2,682,695 in 2015 compared to $2,092,943 in 2014. This increase resulted primarily from increases in salaries and related employee benefits expense, legal and professional fees expense and a project that began in the third quarter of 2015 to enhance the information systems of the Trust.

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

Tabular Disclosure of Contractual Obligations

The Trust executed a ten year extension to its office lease in 2015. The new expiration date of the lease is March 31, 2025. As of December 31, 2015, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	771,213	72,608	153,065	163,531	382,009
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–
Total	$771,213	$72,608	$153,065	$163,531	$382,009

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses is recorded in the period of determination. At December 31, 2015 and 2014, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2015 and 2014, no valuation allowances were recorded.

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

Year Ending December 31,	Maturity
2016	$32,906
2017	30,688
2018	32,860
2019	35,165
2020	7,495
Thereafter	—
$139,114

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

(b)     Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2015.

(c)     Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d)     Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B:	Other Information.

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

(a)     Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Maurice Meyer III	80	Trustee, Chairman of the Trustees, Chairman of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.

John R. Norris III	62	Trustee and Member of Nominating, Compensation and Governance Committee	Trustee since June 7, 2000.

James K. Norwood	74	Trustee, Member of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since June 14, 2006.

We believe Mr. Meyer’s qualifications to serve as a Trustee include the wealth of knowledge and understanding concerning the Trust which he has gained in his twenty-five (25) years of service as a Trustee. In addition, prior to his retirement, he spent his entire career in the securities industry which enables him to bring particularized expertise to provide guidance and assistance to management in administering the Trust’s Sub-share repurchase program prescribed by the terms of the Declaration of Trust.

We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces. In addition to his fifteen (15) years experience as a Trustee, Mr. Norris advised the Trust on legal matters for many years prior to his election as a Trustee.

We believe Mr. Norwood’s extensive experience as a real estate appraiser in Texas makes him particularly well-suited to serve as a Trustee. The Trust is a large landholder and Mr. Norwood’s real estate expertise is invaluable to the Trust in administering its holdings including its leasing and sale of land.

(b)     Executive Officers:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

David M. Peterson	50	General Agent, Chief Executive Officer and Secretary

General Agent, Chief Executive Officer and Secretary of the Trust from January 1, 2014. Mr. Peterson had previously served as Assistant General Agent from January 1, 1997 through December 31, 2013 and Chief Financial Officer from November 12, 2002 through December 1, 2014.

Robert J. Packer	46	Chief Financial Officer	Chief Financial Officer of the Trust from December 1, 2014. Mr. Packer had previously served as Accounting Supervisor from March 21, 2011 through December 1, 2014.

The Trustees hold office until their death, resignation or disqualification. The General Agent, Chief Executive Officer and Secretary and the Chief Financial Officer hold office until their death, resignation, discharge or retirement pursuant to the Texas Pacific Land Trust Revised Employees’ Pension Plan. No Trustee or executive officer was selected to be an officer pursuant to any arrangement or understanding between him and any other person or persons other than the Trustees acting solely in their capacity as such.

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

(g)     Promoters and Control Persons. Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trustees, the Trust’s executive officers and persons who beneficially own more than 10% of its Sub-share Certificates to file reports of ownership and changes in ownership with the Commission and to furnish the Trust with copies of all such reports they file. Based on the Trust’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Trust believes that none of its Trustees, executive officers or persons who beneficially own more than 10% of the Sub-share Certificates failed to comply with Section 16(a) reporting requirements in 2015.

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

Changes in Procedures Regarding Nomination of Trustees

There have been no material changes to the procedures by which security holders may recommend nominees to the Trust’s Board of Trustees. The Trust has a standing Nominating, Compensation and Governance Committee. The current members of the Nominating, Compensation and Governance Committee are Messrs. Meyer, Norris and Norwood. The Nominating, Compensation and Governance Committee has adopted a formal written charter (the “Nominating, Compensation and Governance Charter”). The Nominating, Compensation and Governance Committee is responsible for identifying and evaluating potential trustees in the event that a vacancy arises, determining compensation of the Trustees and the executive officers, and overseeing corporate governance matters. The Nominating, Compensation and Governance Charter is available on the Trust’s Internet website at http://www.TPLTrust.com.

Audit Committee

The Trust has a standing Audit Committee of its Board of Trustees. The current members of the Audit Committee are Messrs. Meyer and Norwood. The Audit Committee has adopted a formal written charter (the “Audit Charter”). The Audit Committee is responsible for ensuring that the Trust has adequate internal controls and is required to meet with the Trust’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, compensation and oversight of the auditors. The Audit Charter is available on the Trust’s Internet website at http://www.TPLTrust.com.

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

Compensation Discussion and Analysis

The Trust’s compensation program is designed to reward the performance of the Named Executive Officers (as defined below) in achieving the Trust’s primary goals of protecting and maintaining the assets of the Trust. The compensation program consists principally of a salary and an annual cash bonus. Base salaries provide our Named Executive Officers with a steady income stream that is not contingent on the Trust’s performance, while the addition of a cash bonus allows the Nominating, Compensation and Governance Committee flexibility to recognize and reward the Named Executive Officers’ contributions to the Trust’s performance in a given year. Salaries are reviewed annually and salary increases and the amounts of cash bonuses are determined by the Nominating, Compensation and Governance Committee of the Trustees based upon an evaluation of the Named Executive Officer’s performance against the goals and objectives of the Trust. Differences in salary for the Named Executive Officers may reflect the differing responsibilities of their respective positions, the differing levels of experience of the individuals and internal pay equity considerations. The Nominating, Compensation and Governance Committee does not have a specific list of factors to which it assigns various weights and against which it measures the Named Executive Officers’ performance in making its compensation decisions. The Committee’s decisions are based on their overall impression of the Named Executive Officers’ individual performances.

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

Since the Trust was not required to, and did not, hold an annual or other meeting of certificate holders during 2015 at which Trustees were elected, the Trust was not required to conduct an advisory vote of certificate holders to approve the compensation of its Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
David M. Peterson	2015	$254,167	$50,000	$34,782	$15,250	$354,199
General Agent, Chief	2014	$208,750	$40,000	$152,379	$12,525	$413,654
Executive Officer and Secretary	2013	$172,917	$38,000	$0	$10,375	$221,292

Robert J. Packer	2015	$127,083	$30,000	$7,992	$7,625	$172,700
Chief Financial	2014	$106,667	$20,000	$14,600	$6,400	$147,667
Officer	2013	$95,833	$12,500	$5,257	$5,750	$119,340

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments during Last Fiscal Year
David M. Peterson	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	20.5	$400,807	$0

Robert J. Packer	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	3.5	$31,187	$0

The Restated Texas Pacific Land Trust Revised Employees’ Pension Plan is a noncontributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code in which the employees, excluding the Trustees, participate. The remuneration covered by the Plan is Salary. The Plan provides a normal retirement benefit equal to 1.5% of a participant’s average Salary for the last five years prior to retirement for each year of Credited Service under the Plan. Credited Service is earned from the participant’s date of membership in the Plan, which is generally not the participant’s date of hire by the Trust. For information concerning the valuation method and material assumptions used in quantifying the present value of the Named Executive Officers’ current accrued benefits, see Note 5 of the Notes to Financial Statements incorporated by reference in Item 8 of this Report.

As of December 31, 2015, the annual accrued normal retirement benefits are estimated to be $58,425 and $5,382 for Mr. Peterson and Mr. Packer, respectively.

The Plan provides for early retirement after 20 years of service with the Trust. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55. The annual early retirement benefit payable to Mr. Peterson as of January 1, 2016 is estimated to be $19,070. Mr. Packer is not currently eligible for an early retirement benefit.

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

(a)     Security Ownership of Certain Beneficial Owners. The following table sets forth information as to all persons known to the Trust to be the beneficial owner of more than 5% of the Trust’s voting securities (Certificates of Proprietary Interest and Sub-share Certificates) as of February 16, 2016. The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class

Craig D. Hodges (1) 2905 Maple Ave. Dallas, TX 75201	565,323	Sub-share certificates	6.96%

Horizon Kinetics LLC (2) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,615,822	Sub-share certificates	19.90%

Kinetics Asset Management, LLC (2) 470 Park Avenue South, 4th Floor South, New York, New York 10016	944,291	Sub-share certificates	11.63%

Horizon Asset Management LLC (2) 470 Park Avenue South, 4th Floor South, New York, New York 10016	616,901	Sub-share certificates	7.60%

______________________

(1)

The information set forth is based on a joint filing on Schedule 13G made on February 12, 2016 by Craig D. Hodges (“Hodges”), Hodges Capital Holdings, Inc. (“Holdings”), First Dallas Securities, Inc. (“Securities”), Hodges Capital Management, Inc. (“HCM”), Hodges Fund (“HF”), Hodges Small Cap Fund (“HSCF”), Hodges Blue Chip 25 Fund (“HBCF”), Hodges Small Intrinsic Value Fund (“HSIVF”) and Hodges Small-Mid Cap Fund (“HSMCF”). According to the filing, (i) Hodges shares voting power with respect to 427,410 of the Sub-share certificates and shares dispositive power with respect to 565,323 of the Sub-share certificates, (ii) Holdings shares voting power with respect to 427,410 of the Sub-share certificates and shares dispositive power with respect to 565,323 of the Sub-share certificates, (iii) Securities shares dispositive power with respect to 52,277 of the Sub-share certificates, (iv) HCM shares voting power with respect to 422,600 of the Sub-share certificates and shares dispositive power with respect to 508,236 of the Sub-share certificates, (v) HF shares voting and dispositive power with respect to 177,300 of the Sub-share certificates, (vi) HSCF shares voting and dispositive power with respect to 235,300 of the Sub-share certificates, (vii) HBCF shares voting and dispositive power with respect to 3,500 of the Sub-share certificates, (viii) HSIVF shares voting and dispositive power with respect to 4,000 of the Sub-share certificates, and (ix) HSMCF shares voting and dispositive power with respect to 2,500 of the Sub-share certificates. The Schedule 13G indicates that (A) Securities is a broker-dealer and an investment adviser, (B) HCM is an investment adviser, (C) HF is a series of an investment company, (D) HSCF is a series of an investment company, (E) HBCF is a series of an investment company, (F) HSIVF is a series of an investment company, (G) HSMCF is a series of an investment company, and (H) Holdings is a holding company. The Schedule 13G further indicates that Hodges is the controlling shareholder of Holdings, that Holdings is the parent holding company of Securities and HCM and that HF, HSCF, HBCF, HSIVF and HSMCF are all series of an investment company as to which HCM serves as the investment adviser. The filing indicates that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(2)

The information set forth is based on a joint filing on Schedule 13G made on February 16, 2016 by Horizon Kinetics LLC (“Horizon”), Kinetics Asset Management, LLC (“Kinetics”) and Horizon Asset Management LLC (“HAM”). According to the Schedule 13G, Horizon has sole voting power and sole dispositive power with respect to 1,615,822 of the Sub-share certificates, Kinetics has sole voting power and sole dispositive power with respect to 944,291 of the Sub-share certificates, and HAM has sole voting power and dispositive power with respect to 616,901 of the Sub-share certificates. The filing indicates that Horizon is a holding company and Kinetics and HAM are investment advisers and that the Sub-share certificates were not acquired and are not held for the purpose of, or with the effect of, changing or influencing the control of the Trust and were not acquired and are not held in connection with, or as a participant in, any transaction having that purpose or effect.

(b)     Security Ownership of Management: The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 16, 2016	Percent of Class

Sub-share certificates:	Maurice Meyer III	74,750(2)	*
Sub-share certificates:	John R. Norris III	1,000	*
Sub-share certificates:	James K. Norwood	1,600	*
Sub-share certificates:	David M. Peterson	50	*
Sub-share certificates:	Robert J. Packer	--	--
Sub-share certificates:	All Trustees and Officers as a Group	77,400	*

_______________________

*Indicates ownership of less than 1% of the class.

(1)

The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. The figures set forth in the table represent Sub-share certificates. On February 29, 2016, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

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

All professional services rendered by Lane Gorman Trubitt, PLLC (“Lane Gorman Trubitt”) during 2015 and 2014 were furnished at customary rates. A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2015 and 2014 is set forth below:

Audit Fees. Lane Gorman Trubitt billed the Trust approximately $96,800 in 2015 and $93,500 in 2014 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2015 and 2014.

Audit-Related Fees. Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2015 or 2014 not included in “Audit Fees”, above.

Tax Fees. Lane Gorman Trubitt did not bill the Trust for any tax fees in 2015 or 2014.

All Other Fees. Lane Gorman Trubitt did not bill the Trust any other fees in either 2015 or 2014.

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

(a)     Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-20 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2015 and 2014

Statements of Income and Total Comprehensive Income – Years Ended December 31, 2015, 2014 and 2013

Statements of Net Proceeds from All Sources – Years Ended December 31, 2015, 2014 and 2013

Statements of Cash Flows – Years Ended December 31, 2015, 2014 and 2013

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)     Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)     Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2016.

TEXAS PACIFIC LAND TRUST

By:	/s/ David M. Peterson
David M. Peterson General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February, 2016. .

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

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders

Texas Pacific Land Trust

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2015 and 2014 and the related statements of income and total comprehensive income, net proceeds from all sources, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Dallas, Texas

February 29, 2016

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
ASSETS

Cash and cash equivalents	$45,011,969	$26,814,759
Accrued receivables	3,787,534	3,220,020
Other assets	121,426	114,491
Prepaid income taxes	—	815,937
Notes receivable for land sales ($32,906 due in 2016 and $75,185 due in 2015) (note 2)	139,114	923,115
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	260,901	89,107
Real estate acquired (notes 2 and 4)	1,114,601	1,125,059
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned (note 2):
Land (surface rights) situated in eighteen counties in Texas – 878,268 acres in 2015 and 899,149 acres in 2014	—	—
1/16 nonparticipating perpetual royalty interest in 373,777 acres	—	—
1/128 nonparticipating perpetual royalty interest in 85,414 acres	—	—
Total assets	$50,435,545	$33,102,488
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$868,807	$828,672
Income taxes payable	634,911	406,945
Other taxes payable	167,290	159,301
Unearned revenue (note 2)	2,579,406	3,940,353
Deferred taxes (note 6)	163,213	293,140
Pension plan liability (note 5)	333,239	754,260
Total liabilities	4,746,866	6,382,671
Commitments and contingencies (note 7)	—	—

Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 8,118,064 Sub-shares in 2015 and 8,322,399 Sub-shares in 2014	—	—
Accumulated other comprehensive income (loss)	(1,248,906)	(1,352,794)
Net proceeds from all sources	46,937,585	28,072,611

Total capital	45,688,679	26,719,817

Total liabilities and capital	$50,435,545	$33,102,488

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income:
Oil and gas royalties	$24,860,205	$29,346,103	$24,496,851
Grazing lease rentals	483,989	500,292	494,210
Land sales	22,616,635	3,698,312	6,413,588
Interest income from notes receivable	40,866	140,291	484,238
Easements and sundry income	31,413,158	21,517,232	12,220,187
	79,414,853	55,202,230	44,109,074
Expenses:
Taxes, other than income taxes	1,476,576	1,692,256	1,420,635
Salaries and related employee benefits	1,195,598	917,726	1,189,141
General expense, supplies, and travel	777,842	629,990	589,307
Basis in real estate sold	10,458	—	—
Legal and professional fees	665,423	517,497	755,132
Depreciation	25,374	19,730	16,286
Trustees’ compensation	8,000	8,000	8,000
	4,159,271	3,785,199	3,978,501
Operating income	75,255,582	51,417,031	40,130,573
Interest income earned from investments	27,440	14,523	12,005
Income before income taxes	75,283,022	51,431,554	40,142,578
Income taxes (note 6):
Current	25,430,382	17,641,531	13,708,995
Deferred	(185,867)	(974,997)	(784,925)
	25,244,515	16,666,534	12,924,070
Net income	$50,038,507	$34,765,020	$27,218,508

Amortization of net actuarial costs and prior service costs, net of income taxes of $51,638, $18,109, and $39,093 respectively	95,899	33,632	72,601
Net actuarial gain (loss) on pension plan net of income taxes of $4,302, $(423,848), and $145,211 respectively	7,989	(764,414)	259,352
Total other comprehensive gain (loss)	103,888	(730,782)	331,953
Total comprehensive income	$50,142,395	$34,034,238	$27,550,461
Net income per Sub-share Certificate	$6.10	$4.14	$3.16

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF NET PROCEEDS FROM ALL SOURCES

Years Ended December 31, 2015, 2014 and 2013

	Sub-share Certificates of Proprietary Interest	Accumulated Other Comprehensive Income (Loss)	Net Proceeds From All Sources	Total
Balances at December 31, 2012	8,795,258	$(953,965)	$16,550,110	$15,596,145
Net income	—	—	27,218,508	27,218,508
Periodic pension costs, net of income taxes of $184,304	—	331,953	—	331,953
Cost of 322,056 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(322,056)	—	(25,216,940)	(25,216,940)
Dividends paid - $.00 per Sub-share Certificate	—	—	—	—
Balances at December 31, 2013	8,473,202	(622,012)	18,551,678	17,929,666
Net income	—	—	34,765,020	34,765,020
Periodic pension costs, net of income taxes of $(405,739)	—	(730,782)	—	(730,782)
Cost of 150,803 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(150,803)	—	(22,963,786)	(22,963,786)
Dividends paid - $.27 per Sub-share Certificate	—	—	(2,280,301)	(2,280,301)
Balances at December 31, 2014	8,322,399	(1,352,794)	28,072,611	26,719,817
Net income	—	—	50,038,507	50,038,507
Periodic pension costs, net of income taxes of $55,940	—	103,888	—	103,888
Cost of 204,335 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(204,335)	—	(28,771,073)	(28,771,073)
Dividends paid - $.29 per Sub-share Certificate	—	—	(2,402,460)	(2,402,460)
Balances at December 31, 2015	8,118,064	$(1,248,906)	$46,937,585	$45,688,679

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities:
Net income	$50,038,507	$34,765,020	$27,218,508
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(129,927)	(1,380,735)	(600,621)
Depreciation and amortization	25,374	19,730	16,286
(Gain) loss on disposal of fixed assets	(712)	5,083	2,795
Changes in operating assets and liabilities:
Accrued receivables and other assets	(563,991)	689,129	(1,240,703)
Income taxes payable	227,966	52,258	113,800
Prepaid income taxes	815,937	(815,937)	416,882
Notes receivable for land sales	784,001	2,964,791	4,483,078
Accounts payable, accrued expenses and other liabilities	(1,629,956)	2,553,084	(344,671)
Net cash provided by operating activities	49,567,199	38,852,423	30,065,354
Cash flows from investing activities:
Proceeds from sale of fixed assets	25,000	21,000	20,500
Purchase of fixed assets	(221,456)	(53,788)	(54,610)
Net cash used in investing activities	(196,456)	(32,788)	(34,110)
Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(28,771,073)	(22,963,786)	(25,216,940)
Dividends paid	(2,402,460)	(2,280,301)	—
Net cash used in financing activities	(31,173,533)	(25,244,087)	(25,216,940)
Net increase in cash and cash equivalents	18,197,210	13,575,548	4,814,304
Cash and cash equivalents, beginning of period	26,814,759	13,239,211	8,424,907
Cash and cash equivalents, end of period	$45,011,969	$26,814,759	$13,239,211

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

Grazing lease rentals

The Trust leases land to the ranching industry for grazing purposes. Lease income is recognized when earned. These leases generally require fixed annual payments and terms range from three to five years. Lease cancellations are allowed. Advance lease payments are deferred (unearned revenue) and amortized over the appropriate accounting period. Lease payments not received are recorded as accrued receivables.

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

Advance lease payments are deferred and amortized over the appropriate accounting period. Lease payments not received are included in accrued receivables.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2015, 2014 and 2013

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

Cash disbursed for income taxes in 2015, 2014 and 2013 was $24,386,479, $18,405,210, and $13,178,312, respectively. No new loans were made by the Trust in connection with land sales for the years ended December 31, 2015, 2014 and 2013, respectively.

(e)	Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and sundry leases. Accrued receivables are reflected at their net realizable value based on historical royalty and lease receipt information and other factors anticipated to affect valuation. A valuation allowance is recorded if amounts expected to be received are considered impaired. No allowance was considered necessary at December 31, 2015 and 2014.

(f)	Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any. The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust. Notes receivable bear interest rates ranging from 7.0% to 7.5% as of December 31, 2015 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.1% as of December 31, 2015. The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2015, 2014 and 2013 were $713,062, $1,764,928, and $2,736,616, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value.

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. Accounts are considered delinquent thirty days after the contractual due dates. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2015 and 2014.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2015, 2014 and 2013

Three customers represented 100% of notes receivable at December 31, 2015 and approximately 90% at December 31, 2014.

The maturities of notes receivable for each of the five years subsequent to December 31, 2015 are:

Year ending December 31,	Amount
2016	$32,906
2017	30,688
2018	32,860
2019	35,165
2020	7,495
Thereafter	—
$139,114

(g)	Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from three to five years. Accumulated depreciation as of December 31, 2015 and 2014 is $132,677 and $117,247, respectively.

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

December 31, 2015, 2014 and 2013

(i)	Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s land and royalty interests was not determined in 1888 when the Trust was formed; therefore, no value is assigned to the land, royalty interests, Certificates of Proprietary Interest, and Sub-share Certificates in Certificates of Proprietary Interest in the accompanying balance sheets. Consequently, in the statements of income and total comprehensive income, no allowance is made for depletion and no cost is deducted from the proceeds of original land sales. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to the Trust’s financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties. Minimal, if any, real estate improvements are made to land.

(j)	Net Income per Sub-share Certificate

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (8,197,632 in 2015, 8,397,314 in 2014 and 8,601,171 in 2013).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at December 31, 2015 and 2014.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2015, 2014 and 2013

(l)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue Recognition (Topic 606): Revenue from Contracts with Customers” (“ASU 2014-09”). This ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 31, 2017, including interim periods within that reporting period. The Trust is currently evaluating the new guidance to determine the impact it will have on our financial statements.

No other effective or pending accounting pronouncements are expected to affect the Trust.

(m)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under accounting principles generally accepted in the United States of America, are excluded from net income.

(n)	Significant Customers

Two customers represented 18.8%, 29.1% and 20.5% of the Trust’s total revenues for the year ended December 31, 2015, 2014 and 2013, respectively.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2015, 2014 and 2013

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

(4)	Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2015 and 2014:

	2015		2014
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,124.78	$1,125,059	10,124.78	$1,125,059

Additions	—	—	—	—
Sales	(60.00)	$(10,458)	—	—
Balance at December 31:	10,064.78	$1,114,601	10,124.78	$1,125,059

No valuation allowance was necessary at December 31, 2015 and 2014.

(5)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $46,519, $41,172 and $49,327, in 2015, 2014 and 2013, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2015, 2014 and 2013

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2015 and 2014 using a measurement date of December 31:

	2015	2014
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$5,093,080	$3,887,518
Service cost	160,133	100,480
Interest cost	199,538	189,163
Actuarial (gain) loss	(355,346)	1,134,525
Benefits paid	(213,105)	(218,606)
Projected benefit obligation at end of year	$4,884,300	$5,093,080

Change in plan assets:
Fair value of plan assets at beginning of year	$4,338,820	$4,082,642
Actual return on plan assets	(46,609)	224,784
Contributions by employer	471,955	250,000
Benefits paid	(213,105)	(218,606)
Fair value of plan assets at end of year	$4,551,061	$4,338,820
Funded (unfunded) status at end of year	$(333,239)	$(754,260)

Amounts recognized in the balance sheets as of December 31 consist of:

	2015	2014

Assets	$—	$—
Liabilities	(333,239)	(754,260)
	$(333,239)	$(754,260)

Amounts recognized in accumulated other comprehensive income (loss) consist of the following at December 31:

	2015	2014

Net actuarial loss	$(1,930,079)	$(2,086,396)
Prior service cost	—	(3,511)

Amounts recognized in accumulated other comprehensive income (loss), before taxes	(1,930,079)	(2,089,907)
Income tax benefit	681,173	737,113
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$(1,248,906)	$(1,352,794)

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2015, 2014 and 2013

Net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 include the following components:

	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$160,133	$100,480	$104,920
Interest cost	199,538	189,163	166,865
Expected return on plan assets	(296,446)	(278,521)	(234,523)
Amortization of net loss	144,026	46,171	104,854
Amortization of prior service cost	3,511	5,570	6,840
Net periodic benefit cost	$210,762	$62,863	$148,956

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2015	2014	2013
Net actuarial (gain) loss	$(12,291)	$1,188,262	$(404,563)
Recognized actuarial loss	(144,026)	(46,171)	(104,854)
Recognized prior service cost	(3,511)	(5,570)	(6,840)
Total recognized in other comprehensive income, before taxes	$(159,828)	$1,136,521	$(516,257)
Total recognized in net benefit cost and other comprehensive income, before taxes	$50,934	$1,199,384	$(367,301)

The Trust reclassified $95,899, $33,632 and $72,601, net of income tax of $51,638, $18,109 and $39,093, out of accumulated other comprehensive income (loss) for net periodic benefit cost in 2015, 2014 and 2013, respectively. This amount is reflected in our Statements of Income and Total Comprehensive Income within salaries and related employee benefits. The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income (loss) into salaries and related employee benefits over the next fiscal year are $140,649 and $0, respectively.

The following table summarizes the projected benefit obligation in excess of Plan assets and the Plan assets in excess of accumulated benefit obligation at December 31, 2015 and 2014:

	2015	2014
Projected benefit obligation in excess of Plan assets:
Projected benefit obligation	$4,884,300	$5,093,080
Fair value of plan assets	$4,551,061	$4,338,820
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$4,059,334	$4,157,653
Fair value of plan assets	$4,551,061	$4,338,820

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2015, 2014 and 2013

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2015, 2014 and 2013

	2015	2014	2013
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.50%	4.00%	5.00%
Rate of compensation increase	7.29	7.29	7.29

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	4.00%	5.00%	4.25%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

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

December 31, 2015, 2014 and 2013

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

The fair values of plan assets by major asset category at December 31, 2015 and 2014, respectively, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$827,692	$827,692	$—	$—
Equities	196,380	196,380	—	—
Mutual Funds
Equity Funds	1,730,404	1,730,404	—	—
Fixed Income Funds	1,796,585	1,796,585	—	—
Total	$4,551,061	$4,551,061	$—	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$430,755	$430,755	$—	$—
Equities	177,000	177,000	—	—
Mutual Funds
Equity Funds	1,817,935	1,817,935	—	—
Fixed Income Funds	1,913,130	1,913,130	—	—
Total	$4,338,820	$4,338,820	$—	$—

Management intends to fund the minimum ERISA amount for 2016. The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2015, 2014 and 2013

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

Year ending December 31,			Amount
2016			$215,184
2017			212,812
2018			243,354
2019			267,752
2020			282,652
2021	to	2025	1,342,944

(6)	Income Taxes

The income tax provision charged to operations for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Current:
U.S. Federal	$25,029,693	$17,243,130	$13,381,265
State and local	400,689	398,401	327,730
	25,430,382	17,641,531	13,708,995
Deferred expense	(185,867)	(974,997)	(784,925)
	$25,244,515	$16,666,534	$12,924,070

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before Federal income taxes as a result of the following:

	2015	2014	2013
Computed tax expense at the statutory rate	$26,349,057	$18,001,044	$14,049,902
Reduction in income taxes resulting from:
Statutory depletion	(1,320,605)	(1,569,762)	(1,317,177)
State taxes	256,876	246,534	203,021
Other, net	(40,813)	(11,282)	(11,676)
	$25,244,515	$16,666,534	$12,924,070

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Basis difference in pension plan liability	$118,967	$269,271
Total deferred tax asset	118,967	269,271

Basis differences in real estate acquired through foreclosure	235,130	237,697
Deferred installment revenue on land sales for tax purposes	47,050	324,714
Total deferred tax liability	282,180	562,411
Net deferred tax liability	$163,213	$293,140

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2015, 2014 and 2013

The Trust files a U. S. Federal income tax return. With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2012.

(7)	Lease Commitments

The Trust is a lessee under an operating lease in connection with its administrative offices located in Dallas, Texas. This lease agreement requires monthly rent payments and expires in March 2025. Future minimum lease payments were as follows at December 31, 2015:

Year ending December 31,	Amount
2016	$72,608
2017	75,224
2018	77,841
2019	80,457
2020	83,074
Thereafter	382,009
$771,213

Rent expense amounted to $79,415, $70,400 and $70,400 for the years ended December 31, 2015, 2014 and 2013, respectively.

(8)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2015 and 2014.

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

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2015, 2014 and 2013

(9)	Subsequent Events

The Trust evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following event that met recognition or disclosure criteria was identified:

At their February 2016 meeting, the Trustees declared a cash dividend of $.31 per Sub-share, payable March 16, 2016 to Sub-share holders of record at the close of business on March 9, 2016.

(10)	Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2015, 2014 and 2013, respectively: oil (in barrels) – 383,961, 260,829 and 217,682, and gas (in thousands of cubic feet) – 1,910,389, 1,370,377 and 1,065,458. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

(11)	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2015 and 2014:

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Income	$14,721,058	$18,186,748	$11,795,134	$34,739,353
Income before income taxes	$13,345,170	$17,233,208	$10,949,033	$33,755,611
Net income	$8,995,057	$11,461,349	$7,416,012	$22,166,089
Net income per Sub-share Certificate	$1.10	$1.40	$0.90	$2.67

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Income	$13,295,068	$14,756,468	$15,583,264	$11,581,953
Income before income taxes	$12,200,547	$13,878,547	$14,712,912	$10,639,548
Net income	$8,234,892	$9,366,043	$9,914,167	$7,249,918
Net income per Sub-share Certificate	$0.99	$1.11	$1.17	$0.86

INDEX OF EXHIBITS

Exhibit Number	Description

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