Form 10-Q
period 2016-03-31
TEXAS PACIFIC LAND TRUST
filed 2016-05-05
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016

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

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$46,719,872	$45,011,969
Accrued receivables	4,229,091	3,787,534
Other assets	142,578	121,426
Notes receivable for land sales	134,868	139,114
Water wells, vehicles, furniture, and equipment - at cost less accumulated depreciation	377,109	260,901
Real estate acquired: (10,065 acres at March 31, 2016 and 10,065 acres at December 31, 2015)	1,114,601	1,114,601
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 878,259 acres in 2016 and 878,268 acres in 2015	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2016 and 2015	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2016 and 2015	–	–
	$52,718,119	$50,435,545

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$1,189,638	$868,807
Income taxes payable	3,953,989	634,911
Other taxes payable	199,388	167,290
Unearned revenue	3,299,041	2,579,406
Deferred taxes	174,055	163,213
Pension plan liability	349,045	333,239
Total liabilities	9,165,156	4,746,866

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,066,180 Sub-shares in 2016 and 8,118,064 Sub-shares in 2015	–	–
Other comprehensive loss	(1,226,051)	(1,248,906)
Net proceeds from all sources	44,779,014	46,937,585
Total capital	43,552,963	45,688,679
	$52,718,119	$50,435,545

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Income:
Oil and gas royalties	$5,610,751	$6,525,265
Land sales	86,000	20,268,000
Easements and sundry income	6,070,973	7,802,995
Other income	124,437	136,400
	11,892,161	34,732,660
Expenses:
Taxes, other than income taxes	346,584	376,278
General and administrative expenses	749,105	607,464
	1,095,689	983,742
Operating income	10,796,472	33,748,918
Interest income earned from investments	5,942	6,693

Income before income taxes	10,802,414	33,755,611
Income taxes	3,522,363	11,589,522
Net income	$7,280,051	$22,166,089
Other comprehensive income – periodic pension costs, net of income taxes of $12,307 and $12,909, respectively	22,855	23,975
Total comprehensive income	$7,302,906	$22,190,064

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,098,106	8,297,581

Basic and dilutive earnings per sub-share certificate on net income	$.90	$2.67

Cash dividends per sub-share certificate	$.31	$.29

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$7,280,051	$22,166,089
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	10,842	6,274
Depreciation and amortization	7,274	4,799
(Gain) loss on disposal of fixed assets	8,201	(712)
Changes in operating assets and liabilities:
Accrued receivables and other assets	(462,709)	(89,403)
Prepaid income taxes	–	815,937
Notes receivable for land sales	4,246	18,882
Accounts payable, accrued expenses and other liabilities	1,111,225	(1,838,741)
Income taxes payable	3,319,078	10,780,221
Net cash provided by operating activities	11,278,208	31,863,346

Cash flows from investing activities:
Proceeds from sale of fixed assets	18,000	25,000
Purchase of fixed assets	(149,683)	(38,591)
Net cash used in investing activities	(131,683)	(13,591)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(6,931,439)	(6,660,674)
Dividends paid	(2,507,183)	(2,402,460)
Net cash used in financing activities	(9,438,622)	(9,063,134)

Net increase in cash and cash equivalents	1,707,903	22,786,621

Cash and cash equivalents, beginning of period	45,011,969	26,814,759

Cash and cash equivalents, end of period	$46,719,872	$49,601,380

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2016 and the results of its operations for the three month period ended March 31, 2016 and 2015, respectively, and its cash flows for the three month period ended March 31, 2016 and 2015, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2015 and 2014 and for each of the years in the three year period ended December 31, 2015 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. Beginning with the second quarter of 2015, the Trust updated the format of the revenue section in the Statements of Income and Total Comprehensive Income to provide more detail regarding revenue sources.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through May 5, 2016, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2016 and 2015 is summarized as follows:

	2016	2015

Income taxes paid	$204,749	$––

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

(10)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This ASU requires lessees to recognize on the balance sheet, the assets and liabilities arising from leases with terms of more than twelve months. This ASU also requires both qualitative and quantitative disclosures sufficient to enable investors and other users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from these leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Trust is currently evaluating the new guidance to determine the impact it will have on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2016 Compared to the Quarter Ended March 31, 2015

Earnings per Sub-share certificate were $.90 for the first quarter of 2016, compared to $2.67 for the first quarter of 2015. Total operating and investing revenues were $11,898,103 for the first quarter of 2016 compared to $34,739,353 for the first quarter of 2015, a decrease of 65.8%. This decrease in revenue and earnings was due primarily to decreases in land sales and, to a lesser extent, easements and sundry income and oil and gas royalty revenue.

Oil and gas royalty revenue was $5,610,751 for the first quarter of 2016, compared to $6,525,265 for the first quarter of 2015, a decrease of 14.0%. Oil royalty revenue was $3,942,194 for the first quarter of 2016, a decrease of 24.7% from the first quarter of 2015 when oil royalty revenue was $5,233,585. Crude oil production subject to the Trust’s royalty interest increased 30.9% in the first quarter of 2016 compared to the first quarter of 2015. This increase in production was offset by a 42.5% decrease in the average price per royalty barrel of crude oil during the first quarter of 2016 compared to the first quarter of 2015. Gas royalty revenue was $1,668,557 for the first quarter of 2016, an increase of 29.2% from the first quarter of 2015 when gas royalty revenue was $1,291,680. This increase in gas royalty revenue resulted from a volume increase of 58.0% in the first quarter of 2016 compared to the first quarter of 2015, which more than offset a price decrease of 18.3%.

In the first quarter of 2016, the Trust sold approximately 8.56 acres of land for a total of $86,000, or approximately $10,047 per acre. In the first quarter of 2015 the Trust sold approximately 20,312 acres of land for a total of $20,268,000, or approximately $998 per acre. The first quarter of 2015 totals include the sale of 19,607 acres of land in Upton/Crane counties for aggregate consideration of $19,840,000. This category of income is unpredictable and may vary significantly from quarter to quarter.

Easements and sundry income was $6,070,973 for the first quarter of 2016, a decrease of 22.2% compared to the first quarter of 2015 when easements and sundry income was $7,802,995. This decrease resulted primarily from a decrease in pipeline easement income. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $130,379 for the first quarter of 2016 compared to $143,093 for the first quarter of 2015, a decrease of 8.9%. Grazing lease income was $122,075 for the first quarter of 2016, compared to $119,974 for the first quarter of 2015, an increase of 1.8%. Interest on notes receivable for the first quarter of 2016 was $2,362, a decrease of 85.6% compared to the first quarter of 2015 when interest on notes receivable was $16,426. This decrease is primarily due to principal prepayments received on notes due to the Trust. As of March 31, 2016, notes receivable for land sales were $134,868 compared to $904,233 at March 31, 2015, a decrease of 85.1%. Interest income earned from investments was $5,942 for the first quarter of 2016, compared to $6,693 for the first quarter of 2015, a decrease of 11.2%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $346,584 for the first quarter of 2016 compared to $376,278 for the first quarter of 2015, a decrease of 7.9%. This decrease is primarily attributable to a decrease in oil production tax which resulted from the decrease in oil royalty revenue discussed above.

General and administrative expenses were $749,105 for the first quarter of 2016 compared to $607,464 for the first quarter of 2015, an increase of 23.3%. This increase was primarily due to an ongoing project to enhance the information systems of the Trust and, to a lesser extent, an increase in non-recurring legal fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2015.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2016, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2016	16,954	$119.52	–	–
February 1, through February 29, 2016	11,660	$125.39	–	–
March 1, through March 31, 2016	23,270	$147.96	–	–
Total	51,884*	$133.59	–	–

* The Trust purchased and retired 51,884 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)
Date: May 5, 2016	By:	/s/ David M. Peterson
David M. Peterson, General Agent, Authorized Signatory and Chief Executive Officer

Date: May 5, 2016	By:	/s/ Robert J. Packer
Robert J. Packer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation