Form 10-Q
period 2016-06-30
TEXAS PACIFIC LAND TRUST
filed 2016-08-04
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 1-737

Texas Pacific Land Trust

(Exact Name of Registrant as Specified in Its Charter)

NOT APPLICABLE	75-0279735
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1700 Pacific Avenue, Suite 2770, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$45,615,848	$45,011,969
Accrued receivables	6,131,314	3,787,534
Other assets	125,945	121,426
Notes receivable for land sales	111,781	139,114
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	480,183	260,901
Real estate acquired:
(10,065 acres at June 30, 2016 and 10,065 at December 31, 2015)	1,114,601	1,114,601
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 878,259 acres in 2016 and 878,268 acres in 2015	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2016 and 2015	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2016 and 2015	–	–
	$53,579,672	$50,435,545
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$903,745	$868,807
Income taxes payable	721,462	634,911
Other taxes payable	261,268	167,290
Unearned revenue	5,774,367	2,579,406
Deferred taxes	178,684	163,213
Pension plan liability	364,851	333,239
Total liabilities	8,204,377	4,746,866

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 8,014,633 Sub-shares in 2016 and 8,118,064 Sub-shares in 2015	–	–
Other comprehensive loss	(1,203,195)	(1,248,906)
Net proceeds from all sources	46,578,490	46,937,585
Total capital	45,375,295	45,688,679
	$53,579,672	$50,435,545

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income:
Oil and gas royalties	$6,866,702	$5,699,594	$12,477,453	$12,224,859
Land sales	–	160,000	86,000	20,428,000
Easements and sundry income	9,198,970	5,802,945	15,269,943	13,605,939
Other income	124,594	125,336	249,032	261,737
	16,190,266	11,787,875	28,082,428	46,520,535

Expenses:
Taxes, other than income taxes	394,217	342,302	740,801	718,580
General and administrative expenses	698,423	503,799	1,447,528	1,111,263
	1,092,640	846,101	2,188,329	1,829,843
Operating income	15,097,626	10,941,774	25,894,099	44,690,692
Interest income earned from investments	5,844	7,259	11,785	13,952

Income before income taxes	15,103,470	10,949,033	25,905,884	44,704,644
Income taxes	4,980,353	3,533,021	8,502,716	15,122,543
Net income	$10,123,117	$7,416,012	$17,403,168	$29,582,101

Other comprehensive income – periodic pension costs, net of income taxes of $12,307, $12,909, $24,614, and $25,819 respectively	22,855	23,975	45,711	47,950
Total comprehensive income	$10,145,972	$7,439,987	$17,448,879	$29,630,051

Average number of sub-share certificates and equivalent sub-share certificates outstanding	8,048,500	8,244,345	8,064,759	8,262,482

Basic and dilutive earnings per sub-share certificate on net income	$1.26	$.90	$2.16	$3.58

Cash dividends per sub-share certificate	$–	$–	$.31	$.29

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$17,403,168	$29,582,101
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	15,471	811
Depreciation and amortization	12,974	9,299
Loss (gain) on disposal of fixed assets	8,201	(712)
Changes in operating assets and liabilities:
Accrued receivables and other assets	(2,348,299)	(924,320)
Prepaid income taxes	–	815,937
Notes receivable for land sales	27,333	72,443
Accounts payable, accrued expenses and other liabilities	3,401,200	(1,560,978)
Income taxes payable	86,551	1,945,135
Net cash provided by operating activities	18,606,599	29,939,716

Cash flows from investing activities:
Proceeds from sale of fixed assets	18,000	25,000
Purchase of fixed assets	(258,457)	(38,591)
Net cash used in investing activities	(240,457)	(13,591)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(15,255,080)	(15,531,345)
Dividends paid	(2,507,183)	(2,402,460)
Net cash used in financing activities	(17,762,263)	(17,933,805)

Net increase in cash and cash equivalents	603,879	11,992,320

Cash and cash equivalents, beginning of period	45,011,969	26,814,759

Cash and cash equivalents, end of period	$45,615,848	$38,807,079

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of June 30, 2016 and the results of its operations for the three month and six month periods ended June 30, 2016 and 2015, respectively, and its cash flows for the six month periods ended June 30, 2016 and 2015, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2015 and 2014 and for each of the years in the three year period ended December 31, 2015 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. Beginning with the second quarter of 2015, the Trust updated the format of the revenue section in the Statements of Income and Total Comprehensive Income to provide more detail regarding revenue sources.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through August 4, 2016, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2016 and 2015 is summarized as follows:

	2016	2015

Income taxes paid	$8,425,307	$12,386,479

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

(10)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This ASU requires lessees to recognize on the balance sheet, the assets and liabilities arising from leases with terms of more than twelve months. This ASU also requires both qualitative and quantitative disclosures sufficient to enable investors and other users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from these leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Trust is currently evaluating the new guidance to determine the impact it will have on our financial statements.

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

Results of Operations for the Quarter Ended June 30, 2016 Compared to the Quarter Ended June 30, 2015

Earnings per Sub-share certificate were $1.26 for the second quarter of 2016, compared to $.90 for the second quarter of 2015. Total operating and investing revenues were $16,196,110 for the second quarter of 2016 compared to $11,795,134 for the second quarter of 2015, an increase of 37.3%. This increase in revenue and earnings was due primarily to increases in easements and sundry income and, to a lesser extent, oil and gas royalty revenue.

Oil and gas royalty revenue was $6,866,702 for the second quarter of 2016, compared to $5,699,594 for the second quarter of 2015, an increase of 20.5%. Oil royalty revenue was $5,503,313 for the second quarter of 2016, an increase of 28.6% from the second quarter of 2015 when oil royalty revenue was $4,279,109. Crude oil production subject to the Trust’s royalty interest increased 68.2% in the second quarter of 2016 compared to the second quarter of 2015. This increase in production was partially offset by a 23.5% decrease in the average price per royalty barrel of crude oil during the second quarter of 2016 compared to the second quarter of 2015. Gas royalty revenue was $1,363,389 for the second quarter of 2016, a decrease of 4.0% from the second quarter of 2015 when gas royalty revenue was $1,420,485. This decrease in gas royalty revenue resulted from a price decrease of 27.7% in the second quarter of 2016 compared to the second quarter of 2015, which was partially offset by a volume increase of 32.6%.

No land sales occurred in the second quarter of 2016. In the second quarter of 2015, the Trust sold approximately 320 acres for a total of $160,000, or approximately $500 per acre.

Easements and sundry income was $9,198,970 for the second quarter of 2016, an increase of 58.5% compared to the second quarter of 2015 when easements and sundry income was $5,802,945. This increase resulted primarily from increases in pipeline easement income, sundry income and, to a lesser extent, seismic permit income. The Trust is currently moving toward the use of term easements (in lieu of perpetual) which will require us to gradually recognize the income for easements over the life of the agreement, in lieu of recognizing it all at the beginning of the term of the easement. This was the primary reason for the 123.9% increase in unearned revenue. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $130,438 for the second quarter of 2016 compared to $132,595 for the second quarter of 2015, a decrease of 1.6%. Grazing lease income was $122,234 for the second quarter of 2016, compared to $109,068 for the second quarter of 2015, an increase of 12.1%. This increase is primarily attributable to a delay in getting a lease renewed in the second quarter of 2015 due to a land sale. Interest on notes receivable for the second quarter of 2016 was $2,360, a decrease of 85.5% compared to the second quarter of 2015 when interest on notes receivable was $16,268. This decrease is primarily due to principal prepayments received on notes due to the Trust. As of June 30, 2016, notes receivable for land sales were $111,781 compared to $850,672 at June 30, 2015, a decrease of 86.9%. Interest income earned from investments was $5,844 for the second quarter of 2016, compared to $7,259 for the second quarter of 2015, a decrease of 19.5%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $394,217 for the second quarter of 2016 compared to $342,302 for the second quarter of 2015, an increase of 15.2%. This increase is primarily attributable to an increase in oil production taxes which resulted from the increase in oil royalty revenue discussed above.

General and administrative expenses were $698,423 for the second quarter of 2016 compared to $503,799 for the second quarter of 2015, an increase of 38.6%. This increase was primarily due to an ongoing project to enhance the information systems of the Trust and, to a lesser extent, increases in non-recurring legal fees and employment expenses.

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Earnings per Sub-share certificate were $2.16 for the first six months of 2016, compared to $3.58 for the first six months of 2015. Total operating and investing revenues were $28,094,213 for the first six months of 2016 compared to $46,534,487 for the first six months of 2015, a decrease of 39.6%. This decrease in revenue and earnings was due primarily to decreases in land sales, which were partially offset by an increase in easements and sundry income and gas royalty revenue.

Oil and gas royalty revenue was $12,477,453 for the first six months of 2016, compared to $12,224,859 for the first six months of 2015, an increase of 2.1%. Oil royalty revenue was $9,445,507 for the first six months of 2016, a decrease of 0.7% from the first six months of 2015 when oil royalty revenue was $9,512,694. Crude oil production subject to the Trust’s royalty interest increased 51.1% in the first six months of 2016 compared to the first six months of 2015. This increase in production was offset by a 34.3% decrease in the average price per royalty barrel of crude oil during the first six months of 2016 compared to the first six months of 2015. Gas royalty revenue was $3,031,946 for the first six months of 2016, an increase of 11.8% from the first six months of 2015 when gas royalty revenue was $2,712,165. This increase in gas royalty revenue resulted from a volume increase of 43.7% in the first six months of 2016 compared to the first six months of 2015, which was partially offset by a price decrease of 22.4%.

During the first six months of 2016, the Trust sold approximately 8.56 acres of land for a total of $86,000, or approximately $10,047 per acre. In the first six months of 2015, the Trust sold approximately 20,632 acres for a total of $20,428,000, or approximately $990 per acre.

Easements and sundry income was $15,269,943 for the first six months of 2016, an increase of 12.2% compared to the first six months of 2015 when easements and sundry income was $13,605,939. This increase resulted primarily from increases in sundry income, sundry lease rental income, and seismic permit income. The Trust is currently moving toward the use of term easements (in lieu of perpetual) which will require us to gradually recognize the income for easements over the life of the agreement, in lieu of recognizing it all at the beginning of the term of the easement. This was the primary reason for the 123.9% increase in unearned revenue. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $260,817 for the first six months of 2016 compared to $275,689 for the first six months of 2015, a decrease of 5.4%. Grazing lease income was $244,309 for the first six months of 2016, compared to $229,042 for the first six months of 2015, an increase of 6.7%. This increase is primarily attributable to a delay in getting a lease renewed in the second quarter of 2015 due to a land sale. Interest on notes receivable for the first six months of 2016 was $4,723, a decrease of 85.6% compared to the first six months of 2015 when interest on notes receivable was $32,695. This decrease is primarily due to principal prepayments received on notes due to the Trust. As of June 30, 2016, notes receivable for land sales were $111,781 compared to $850,672 at June 30, 2015, a decrease of 86.9%. Interest income earned from investments was $11,785 for the first six months of 2016, compared to $13,952 for the first six months of 2015, a decrease of 15.5%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $740,801 for the first six months of 2016 compared to $718,580 for the first six months of 2015, an increase of 3.1%. This increase is primarily attributable to an increase in gas production taxes which resulted from the increase in gas royalty revenue discussed above.

General and administrative expenses were $1,447,528 for the first six months of 2016 compared to $1,111,263 for the first six months of 2015, an increase of 30.3%. This increase was primarily due to an ongoing project to enhance the information systems of the Trust and, to a lesser extent, an increase in non-recurring legal fees and employment expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the second quarter of 2016, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2016	9,226		$149.83	–	–
May 1, through May 31, 2016	19,984		$159.32	–	–
June 1, through June 30, 2016	22,337		$168.22	–	–
Total	51,547	*	$161.48	–	–

* The Trust purchased and retired 51,547 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date: August 4, 2016	By:	/s/ David M. Peterson
David M. Peterson, General Agent and
Chief Executive Officer

Date: August 4, 2016	By:	/s/ Robert J. Packer
Robert J. Packer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS      XBRL Instance

101.SCH     XBRL Taxonomy Extension Schema

101.CAL     XBRL Taxonomy Extension Calculation

101.DEF     XBRL Taxonomy Extension Definition

101.LAB     XBRL Taxonomy Extension Labels

101.PRE     XBRL Taxonomy Extension Presentation