Form 10-Q
period 2016-09-30
TEXAS PACIFIC LAND TRUST
filed 2016-11-03
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$45,496,176	$45,011,969
Accrued receivables	7,001,383	3,787,534
Other assets	68,209	121,426
Prepaid income taxes	202,494	–
Notes receivable for land sales	94,971	139,114
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	584,964	260,901
Real estate acquired: (10,065 acres at September 30, 2016 and 10,065 at December 31, 2015)	1,114,601	1,114,601
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 877,606 acres in 2016 and 878,268 acres in 2015	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2016 and 2015	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2016 and 2015	–	–
	$54,562,798	$50,435,545
LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$1,342,067	$868,807
Income taxes payable	–	634,911
Other taxes payable	325,263	167,290
Unearned revenue	9,546,211	2,579,406
Deferred taxes	185,210	163,213
Pension plan liability	380,658	333,239
Total liabilities	11,779,409	4,746,866
Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 7,950,961 Sub-shares in 2016 and 8,118,064 Sub-shares in 2015	–	–
Other comprehensive loss	(1,180,340)	(1,248,906)
Net proceeds from all sources	43,963,729	46,937,585
Total capital	42,783,389	45,688,679
	$54,562,798	$50,435,545

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income:
Oil and gas royalties	$8,454,876	$6,060,645	$20,932,329	$18,285,504
Land sales	485,505	1,888,635	571,505	22,316,635
Easements and sundry income	5,200,748	10,091,161	20,470,691	23,697,100
Other income	124,623	139,017	373,655	400,753
	14,265,752	18,179,458	42,348,180	64,699,992

Expenses:
Taxes, other than income taxes	497,244	362,556	1,238,046	1,081,136
General and administrative expenses	676,332	590,984	2,123,860	1,702,248
	1,173,576	953,540	3,361,906	2,783,384
Operating income	13,092,176	17,225,918	38,986,274	61,916,608
Interest income earned from investments	7,500	7,290	19,286	21,243

Income before income taxes	13,099,676	17,233,208	39,005,560	61,937,851
Income taxes	4,170,264	5,771,859	12,672,980	20,894,401
Net income	$8,929,412	$11,461,349	$26,332,580	$41,043,450

Other comprehensive income – periodic pension costs, net of income taxes of $12,909, $4,527, $38,728, and $13,582 respectively	22,855	23,975	68,566	71,924
Total comprehensive income	$8,952,267	$11,485,324	$26,401,146	$41,115,374

Average number of sub-share certificates and equivalent sub-share certificates outstanding	7,984,936	8,190,757	8,025,222	8,226,185

Basic and dilutive earnings per sub-share certificate on net income	$1.12	$1.40	$3.28	$4.99

Cash dividends per sub-share certificate	$–	$–	$.31	$.29

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$26,332,580	$41,043,450
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	21,997	(237,637)
Depreciation and amortization	18,674	13,799
(Gain) loss on disposal of fixed assets	8,201	(712)
Changes in operating assets and liabilities:
Accrued receivables and other assets	(3,160,632)	(797,628)
Prepaid income taxes	(202,494)	815,937
Notes receivable for land sales	44,143	784,001
Accounts payable, accrued expenses and other liabilities	7,714,023	(1,424,737)
Income taxes payable	(634,911)	2,468,351
Net cash provided by operating activities	30,141,581	42,664,824

Cash flows from investing activities:
Proceeds from sale of fixed assets	18,000	25,000
Purchase of fixed assets	(368,938)	(111,646)
Net cash used in investing activities	(350,938)	(86,646)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(26,799,253)	(20,819,786)
Dividends paid	(2,507,183)	(2,402,460)
Net cash used in financing activities	(29,306,436)	(23,222,246)

Net increase in cash and cash equivalents	484,207	19,355,932

Cash and cash equivalents, beginning of period	45,011,969	26,814,759

Cash and cash equivalents, end of period	$45,496,176	$46,170,691

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of September 30, 2016 and the results of its operations for the three month and nine month periods ended September 30, 2016 and 2015, respectively, and its cash flows for the nine month periods ended September 30, 2016 and 2015, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2015 and 2014 and for each of the years in the three year period ended December 31, 2015 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. Beginning with the second quarter of 2015, the Trust updated the format of the revenue section in the Statements of Income and Total Comprehensive Income to provide more detail regarding revenue sources.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through November 3, 2016, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2016 and 2015 is summarized as follows:

	2016	2015

Income taxes paid	$13,525,307	$17,886,479

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

Results of Operations for the Quarter Ended September 30, 2016 Compared to the Quarter Ended September 30, 2015

Earnings per Sub-share certificate were $1.12 for the third quarter of 2016, compared to $1.40 for the third quarter of 2015. Total operating and investing revenues were $14,273,252 for the third quarter of 2016 compared to $18,186,748 for the third quarter of 2015, a decrease of 21.5%. This decrease in revenue and earnings was due primarily to decreases in easements and sundry income and land sales. These decreases were partially offset by an increase in oil and gas royalty revenue.

Oil and gas royalty revenue was $8,454,876 for the third quarter of 2016, compared to $6,060,645 for the third quarter of 2015, an increase of 39.5%. Oil royalty revenue was $5,942,203 for the third quarter of 2016, an increase of 35.9% from the third quarter of 2015 when oil royalty revenue was $4,371,573. Crude oil production subject to the Trust’s royalty interests increased 58.6% in the third quarter of 2016 compared to the third quarter of 2015. This increase in production was partially offset by a 14.3% decrease in the average price per royalty barrel of crude oil during the third quarter of 2016 compared to the third quarter of 2015. Gas royalty revenue was $2,512,673 for the third quarter of 2016, an increase of 48.8% from the third quarter of 2015 when gas royalty revenue was $1,689,072. This increase in gas royalty revenue resulted from a volume increase of 31.2% in the third quarter of 2016 compared to the third quarter of 2015, in addition to a 13.2% increase in the average price received.

In the third quarter of 2016, the Trust sold approximately 647 acres of land for a total of $485,505, or approximately $750 per acre. In the third quarter of 2015, the Trust sold approximately 267.85 acres for a total of $1,888,635, or approximately $7,051 per acre.

Easements and sundry income was $5,200,748 for the third quarter of 2016, a decrease of 48.5% compared to the third quarter of 2015 when easements and sundry income was $10,091,161. This decrease resulted primarily from a decrease in pipeline easement income and, to a lesser extent, seismic permit income. These decreases were partially offset by an increase in sundry income. The Trust is currently moving toward the use of term easements (in lieu of perpetual) which will require us to gradually recognize the income for easements over the life of the agreement, in lieu of recognizing it all at the beginning of the term of the easement. As a result, $3,240,403 of easement income received in the third quarter of 2016 was deferred and therefore not reflected in the statements of income and total comprehensive income. This was also the primary reason for the 270.1% increase in unearned revenue. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $132,123 for the third quarter of 2016 compared to $146,307 for the third quarter of 2015, a decrease of 9.7%. Grazing lease income was $122,769 for the third quarter of 2016, compared to $133,333 for the third quarter of 2015, a decrease of 7.9%. Interest on notes receivable for the third quarter of 2016 was $1,854, a decrease of 67.4% compared to the third quarter of 2015 when interest on notes receivable was $5,684. This decrease is primarily due to principal prepayments received on notes due to the Trust. As of September 30, 2016, notes receivable for land sales were $94,971 compared to $139,114 at September 30, 2015, a decrease of 31.7%. Interest income earned from investments was $7,500 for the third quarter of 2016, compared to $7,290 for the third quarter of 2015, an increase of 2.9%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $497,244 for the third quarter of 2016 compared to $362,556 for the third quarter of 2015, an increase of 37.1%. This increase is primarily attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenues discussed above.

General and administrative expenses were $676,332 for the third quarter of 2016 compared to $590,984 for the third quarter of 2015, an increase of 14.4%. This increase was primarily due to increases in employment expenses, and to a lesser extent, legal fees.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Earnings per Sub-share certificate were $3.28 for the first nine months of 2016, compared to $4.99 for the first nine months of 2015. Total operating and investing revenues were $42,367,466 for the first nine months of 2016 compared to $64,721,235 for the first nine months of 2015, a decrease of 34.5%. This decrease in revenue and earnings was due primarily to decreases in land sales and easements and sundry income, which were partially offset by an increase in oil and gas royalty revenue.

Oil and gas royalty revenue was $20,932,329 for the first nine months of 2016, compared to $18,285,504 for the first nine months of 2015, an increase of 14.5%. Oil royalty revenue was $15,387,710 for the first nine months of 2016, an increase of 10.8% from the first nine months of 2015 when oil royalty revenue was $13,884,267. Crude oil production subject to the Trust’s royalty interests increased 52.3% in the first nine months of 2016 compared to the first nine months of 2015. This increase in production was offset by a 27.2% decrease in the average price per royalty barrel of crude oil during the first nine months of 2016 compared to the first nine months of 2015. Gas royalty revenue was $5,544,619 for the first nine months of 2016, an increase of 26.0% from the first nine months of 2015 when gas royalty revenue was $4,401,237. This increase in gas royalty revenue resulted from a volume increase of 38.6% in the first nine months of 2016 compared to the first nine months of 2015, which was partially offset by a price decrease of 9.2%.

During the first nine months of 2016, the Trust sold approximately 656 acres of land for a total of $571,505 or approximately $871 per acre. In the first nine months of 2015, the Trust sold approximately 20,900 acres for a total of $22,316,635, or approximately $1,068 per acre.

Easements and sundry income was $20,470,691 for the first nine months of 2016, a decrease of 13.6% compared to the first nine months of 2015 when easements and sundry income was $23,697,100. This decrease resulted primarily from a decrease in pipeline easement income, which was partially offset by an increase in sundry income. The Trust is currently moving toward the use of term easements (in lieu of perpetual) which will require us to gradually recognize the income for easements over the life of the agreement, in lieu of recognizing it all at the beginning of the term of the easement. As a result, $5,726,314 of easement income received in the first nine months of 2016 was deferred and therefore not reflected in the statements of income and comprehensive income. This was also the primary reason for the 270.1% increase in unearned revenue. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $392,941 for the first nine months of 2016 compared to $421,996 for the first nine months of 2015, a decrease of 6.9%. Grazing lease income was $367,078 for the first nine months of 2016, compared to $362,375 for the first nine months of 2015, an increase of 1.3%. Interest on notes receivable for the first nine months of 2016 was $6,577, a decrease of 82.9% compared to the first nine months of 2015 when interest on notes receivable was $38,378. This decrease is primarily due to principal prepayments received on notes due to the Trust. As of September 30, 2016, notes receivable for land sales were $94,971 compared to $139,114 at September 30, 2015, a decrease of 31.7%. Interest income earned from investments was $19,286 for the first nine months of 2016, compared to $21,243 for the first nine months of 2015, a decrease of 9.2%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $1,238,046 for the first nine months of 2016 compared to $1,081,136 for the first nine months of 2015, an increase of 14.5%. This increase is primarily attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses were $2,123,860 for the first nine months of 2016 compared to $1,702,248 for the first nine months of 2015, an increase of 24.8%. This increase is primarily due to an ongoing project to enhance the information systems of the Trust and, to a lesser extent, an increase in non-recurring legal fees and employment expenses.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the third quarter of 2016, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2016	20,803		$168.95	–	–
August 1, through August 31, 2016	24,723		$174.43	–	–
September 1, through September 30, 2016	18,146		$204.84	–	–
Total	63,672	*	$181.31	–	–

* The Trust purchased and retired 63,672 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)
Date: November 3, 2016	By:	/s/ David M. Peterson
David M. Peterson, General Agent and Chief Executive Officer

Date: November 3, 2016	By:	/s/ Robert J. Packer
Robert J. Packer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation