Form 10-K
period 2016-12-31
TEXAS PACIFIC LAND TRUST
filed 2017-02-28
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $1,301,744,181.

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

PART I

Item 1. Business.

(a)     General Development of Business. The registrant (hereinafter called “Texas Pacific” or the “Trust”) was organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the holders of certain debt securities of the Texas and Pacific Railway Company. The Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner, and to use the lands and the proceeds of sale of the lands, either to pay dividends to the Certificate holders or to buy in and cancel outstanding Certificates. The Trust’s income is derived primarily from oil and gas royalties, easements and sundry income, land sales, grazing leases, and interest. This method of operation has continued through the present. During the last five years there has not been any reorganization, disposition of any material amount of assets not in the ordinary course of business (although in the ordinary course of business Texas Pacific does sell or lease large tracts of land owned by it), or any material change in the mode of conducting business.

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

(i)	During the last three fiscal years each of the following items has accounted for at least fifteen percent (15%) of total revenues.

	2016	2015	2014
Oil and Gas Royalties	50%	31%	53%
Land Sales	*	28%	*
Easements and Sundry Income	44%	40%	39%

*Denotes less than 15%

(ii)	Texas Pacific is not in the business of development of new products.

(iii)	Raw materials are not necessary to the business of Texas Pacific.

(iv)	Patents, trademarks, licenses, franchises or concessions held are not material to any business of Texas Pacific.

(v)	The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although land sales may vary widely from year to year and quarter to quarter.

(vi)	The business of Texas Pacific does not require Texas Pacific to maintain any particular amount or item of working capital.

(vii)

During 2016, Texas Pacific received $8,612,286, or approximately 12.5% of its total revenues (including deferrals), which included $4,189,071, or approximately 14.0% of its oil and gas royalty income and $4,423,215, or approximately 12.4% of its easements and sundry income (including deferrals), from Anadarko E&P Onshore, LLC. Texas Pacific also received $7,709,534, or approximately 11.2% of its total revenues (including deferrals), which included $7,695,734, or approximately 25.7% of its oil and gas royalty income, from Chevron USA, Inc during 2016. Lastly, Texas Pacific received $3,813,102, or approximately 12.7% of its oil and gas royalty income, from EOG Resources during 2016.

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

(xiii)	As of February 28, 2017, Texas Pacific had ten (10) full-time employees.

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

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years. Although the Trust’s oil and gas royalties benefited from the substantial increases in the market prices for oil and gas in past years, when lower market prices for oil and gas occur they will have an adverse effect on our oil and gas royalty revenues.

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

Land sales vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of land sales in the future. The Trust is a passive seller of land and does not actively solicit sales of land. The demand for, and the sale price of, any particular tract of the Trust’s land is influenced by many factors, including the national and local economies, rate of oil and gas well development by operators, the rate of residential and commercial development in nearby areas, livestock carrying capacity and the condition of the local agricultural industry, which itself is influenced by range conditions and prices for livestock and agricultural products. Approximately 99% of the Trust’s land is classified as ranch land and intermingled with parcels owned by third parties to form ranching units. The Trust’s ability to sell ranch land is, therefore, largely dependent on the actions of adjoining landowners.

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

Item 1B: Unresolved Staff Comments.

Not Applicable.

Item 2: Properties.

As of December 31, 2016, Texas Pacific Land Trust owned the surface estate in approximately 887,553 acres of land, comprised of numerous separate tracts, located in 18 counties in the western part of Texas. There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts.

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

At December 31, 2016, grazing leases were in effect on over 99 percent or approximately 885,867 acres of the Trust’s land. The Trust regularly enters into grazing leases with many different local ranchers which grant the ranch owner lessees the right to graze livestock on the Trust’s properties. These leases are generally in a standard form common in the locality. Grazing leases are generally entered into for terms ranging from three (3) to five (5) years. The Trust generally retains the right to cancel a grazing lease upon thirty (30) days notice in the event of a sale of the land. No individual grazing lease is material to the Trust.

Approximately 774.6 acres of land were sold in 2016.

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

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which Sub-shares in the Trust’s Certificates of Proprietary Interest are traded is the New York Stock Exchange, under the symbol “TPL”. The range of reported sale prices for Sub-shares on the New York Stock Exchange for each quarterly period during the past two fiscal years was as follows:

	2016		2015
	High	Low	High	Low

1st Quarter	$155.00	$104.06	$151.49	$106.24
2nd Quarter	$174.75	$143.00	$164.47	$140.06
3rd Quarter	$242.52	$156.00	$148.61	$96.54
4th Quarter	$307.79	$235.03	$153.60	$119.80

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a cash dividend each year for the preceding 60 years. The cash dividend was $.31 per Sub-share in 2016 and $.29 per Sub-share in 2015 and was paid during the first quarter of each year. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2017, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	278
TOTAL	278

The Trust has not incorporated equity-related compensation elements in its compensation programs. During the year ended December 31, 2016, the Trust did not sell any equity securities.

During the fourth quarter of 2016, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub- share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2016	10,745	$259.33	–	–
November 1, through November 30, 2016	10,436	$264.59	–	–
December 1, through December 31, 2016	2,466	$299.62	–	–
Total	23,647*	$265.85	–	–

* The Trust purchased and retired 23,647 Sub-shares in the open market.

Item 6: Selected Financial Data.

The selected financial data set forth below for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, were derived from our audited financial statements. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto incorporated by reference in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
Gross income	$59,940,467	$79,442,293	$55,216,753	$44,121,079	$32,606,891
Expenses	4,853,547	4,159,271	3,785,199	3,978,501	3,284,005
Income before income taxes	55,086,920	75,283,022	51,431,554	40,142,578	29,322,886
Income taxes	17,847,370	25,244,515	16,666,534	12,924,070	9,675,068
Net income	$37,239,550	$50,038,507	$34,765,020	$27,218,508	$19,647,818
Net income per Sub-share	$4.66	$6.10	$4.14	$3.16	$2.20
Dividends per Sub-share*	$.31	$.29	$.27	$.00	$.48
Average number of Sub-shares outstanding	7,989,030	8,197,632	8,397,314	8,601,171	8,939,045

	As of December 31,
	2016	2015	2014	2013	2012
Total assets, exclusive of property with no assigned value	$62,453,929	$50,435,545	$33,102,488	$22,356,948	$21,186,872

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

Overview

The Trust was organized in 1888 and holds title to extensive tracts of land in numerous West Texas counties which were previously the property of the Texas and Pacific Railway Company. We continue to manage those lands for the benefit of the holders of Certificates of Proprietary Interest in the Trust (and/or Sub-shares in the Certificates of Proprietary Interest). Our revenues are derived primarily from oil and gas royalties, easements and sundry income, sales of land, grazing leases of the land and interest. Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year. We are a passive seller of land and do not actively solicit sales of land. In addition, the demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for the ranching uses prevalent in western Texas. The Trust is not an oil and gas producer. Rather, its oil and gas revenue is derived from retained perpetual non-participating oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil wells to which our royalty interests relate as to investments in and production from those wells. We monitor production reports by the oil and gas companies to assure that we are being paid the appropriate royalties. We review conditions in the agricultural industry in the areas in which our lands are located and seek to keep as much of our lands as possible under lease to local ranchers. In recent years, we have been successful at keeping over 99% of our land subject to grazing leases.

Results of Operations

The Trust’s primary sources of income are revenue derived from sales of land, either for cash or a combination of cash and mortgage notes, and revenue derived from the Trust’s land and royalty interests.

2016 Compared to 2015

Total operating and investing revenues in 2016 aggregated $59,940,467, a decrease of $19,501,826, or 24.5%, from the $79,442,293 of total operating and investing revenues recorded in 2015. This decrease resulted primarily from decreases in land sales and, to a lesser extent, easements and sundry income. These decreases were partially offset by an increase in oil and gas royalties. Earnings per Sub-share certificate were $4.66 for 2016 compared to $6.10 in 2015. The Trust purchased and retired 190,750 Sub-shares during 2016, leaving 7,927,314 Sub-shares outstanding at December 31, 2016.

Land sales in 2016 were $2,945,505 compared to $22,616,635 in 2015, a decrease of $19,671,130, or 87.0%. A total of approximately 774.6 acres were sold in 2016 at an average price of $3,803 per acre, compared to 20,941 acres in 2015 at an average price per acre of $1,080.

Rentals, royalties and other income (including interest on investments) were $56,994,962 in 2016 compared to $56,825,658 in 2015.

Oil and gas royalty revenue in 2016 was $29,996,962 compared to $24,860,205 in 2015, an increase of 20.7%. Oil royalty revenue was $21,985,829 and gas royalty revenue was $8,011,133 in 2016. Crude oil production subject to the Trust’s royalty interest increased 48.3% in 2016 from 2015. This increase in production was offset by a 20.3% decrease in the average price per royalty barrel of crude oil received during 2016 compared to 2015. Total gas production subject to the Trust’s royalty interest increased 36.8%, and the average price of gas received decreased by 6.1% in 2016 compared to 2015.

Grazing lease income in 2016 was $489,982 compared to $483,989 in 2015, an increase of 1.2%. This increase is primarily caused by an increase in rates for renewing grazing leases partially offset by the reduction in acres available to lease due to land sale activity.

Interest revenue (including interest on investments) was $37,349 in 2016 compared to $68,306 in 2015, a decrease of 45.3%. Interest income from notes receivable amounted to $8,279 in 2016 compared to $40,866 in 2015. This decrease is primarily due to principal prepayments received on notes due to the Trust. At year-end 2016, notes receivable from land sales were $94,971 compared to $139,114 at year end 2015. Interest income earned from investments amounted to $29,070 in 2016 and $27,440 in 2015, respectively. Total principal cash payments on notes receivable were $44,143 in 2016 including $15,803 of prepaid principal.

Easements and sundry income in 2016 was $26,470,669 compared to $31,413,158 in 2015, a decrease of 15.7%. This decrease resulted primarily from a decrease in the amount of pipeline easement income to $9,738,342 for 2016 compared to $18,182,259 in 2015. The Trust is currently moving toward the use of term easements (in lieu of perpetual easements) which will require us to gradually recognize the income for easements over the life of the agreement (the bulk of which are 10-year agreements), in lieu of recognizing it all at the beginning of the term of the easement. As a result, $7,809,669 of easement income received in 2016 was deferred and therefore not reflected in the statements of income and total comprehensive income in the current year. This was also the primary reason for the 356.5% increase in unearned revenue. The decrease in pipeline easement income was partially offset by an increase in sundry lease rental income and sundry income. Easements and sundry income is unpredictable and may vary significantly from period to period.

Taxes, other than income taxes, were $1,779,277 in 2016 compared to $1,476,576 in 2015. Oil and gas production taxes were $1,612,180 in 2016 compared to $1,324,909 in 2015. Ad valorem taxes were $107,123 in 2016 compared to $94,219 in 2015. Lastly, employment taxes were $59,974 in 2016 compared to $57,448 in 2015.

All other expenses were $3,074,270 in 2016 compared to $2,682,695 in 2015. This increase resulted primarily from the data conversion portion of a project that began in the third quarter of 2015 to enhance the information systems of the Trust and, to a lesser extent, increases in legal and professional fees and salaries and related employee benefits expense.

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

Tabular Disclosure of Contractual Obligations

The Trust executed a ten year extension to its office lease in 2015. The new expiration date of the lease is March 31, 2025. As of December 31, 2016, the Trust’s known contractual obligations were as follows:

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$–	$–	$–	$–	$–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	698,605	75,224	158,298	168,764	296,319
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	–	–	–	–	–
Total	$698,605	$75,224	$158,298	$168,764	$296,319

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

Valuation of Notes Receivable - Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. Any required allowance for losses is recorded in the period of determination. At December 31, 2016 and 2015, there were no significant delinquencies and, as such, no allowances for losses have been recorded.

Valuation of Real Estate Acquired Through Foreclosure - The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2016 and 2015, no valuation allowances were recorded.

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

Year Ending December 31,	Maturity
2017	$32,749
2018	30,181
2019	27,229
2020	4,812
2021	—
Thereafter	—
$94,971

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

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A: Controls and Procedures.

(a)     Disclosure Controls and Procedures.

Pursuant to Rule 13a-15 under the Exchange Act, management of the Trust under the supervision and with the participation of Tyler Glover, the Trust’s Chief Executive Officer, and Robert J. Packer, the Trust’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the Trust’s fiscal year covered by this Report on Form 10-K. Based upon that evaluation, Mr. Glover and Mr. Packer concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

(b)     Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2016.

(c)     Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d)     Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B: Other Information.

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

(a)     Trustees:

Name	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Maurice Meyer III	81	Trustee, Chairman of the Trustees, Chairman of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.

John R. Norris III	63	Trustee and Member of Nominating, Compensation and Governance Committee	Trustee since June 7, 2000.

David E. Barry	71	Trustee, Member of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since January 12, 2017.

We believe Mr. Meyer’s qualifications to serve as a Trustee include the wealth of knowledge and understanding concerning the Trust which he has gained in his twenty-six (26) years of service as a Trustee. In addition, prior to his retirement, he spent his entire career in the securities industry which enables him to bring particularized expertise to provide guidance and assistance to management in administering the Trust’s Sub-share repurchase program prescribed by the terms of the Declaration of Trust.

We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces. In addition to his sixteen (16) years of experience as a Trustee, Mr. Norris advised the Trust on legal matters for many years prior to his election as a Trustee.

We believe Mr. Barry’s qualifications to serve as a Trustee include his legal expertise and knowledge gained over a forty-three (43) year career at Kelley Drye & Warren LLP, including representing the Trust for many years, as well as his experience in commercial real estate including in Texas.

(b)     Executive Officers:

	Age	Position and Offices Held With Registrant	Period During Which Person Has Served in Office

Tyler Glover	32	General Agent, Chief Executive Officer and Secretary

General Agent, Chief Executive Officer and Secretary as of November 5, 2016. Assistant General Agent from December 1, 2014 through November 5, 2016. Mr. Glover had previously served as field agent from September 2011 through December 1, 2014.

Robert J. Packer	47	General Agent and Chief Financial Officer	General Agent as of November 5, 2016. Chief Financial Officer as of December 1, 2014. Mr. Packer had previously served as Accounting Supervisor from March 21, 2011 through December 1, 2014.

The Trustees hold office until their death, resignation or disqualification. In November 2016, the Trustees appointed Tyler Glover and Robert J. Packer as Co-General Agents of the Trust. The General Agent, Chief Executive Officer and Secretary and the General Agent and Chief Financial Officer hold office until their death, resignation, discharge or retirement. No Trustee or executive officer was selected to be an officer pursuant to any arrangement or understanding between him and any other person or persons other than the Trustees acting solely in their capacity as such.

(c)     Certain Significant Employees. The Trust does not employ any person who is not an executive officer who makes or is expected to make significant contributions to the business of the Trust.

(d)     Family Relations. There are no family relationships among any of the Trustees and executive officers of the Trust.

(e)     Business Experience.

Name of Trustee or Executive Officer	Principal Occupation or Employment During the Past Five Years

Maurice Meyer III	Former Vice Chairman of Henderson Brothers; personal investments

John R. Norris III	Attorney; Calloway, Norris, Burdette & Weber, PLLC, Dallas, Texas

David E. Barry	President, Sidra Real Estate, Inc., formerly known as Donerail, Inc., since 2012; President, Tarka Resources, Inc. since 2012; retired Partner, Kelley Drye & Warren LLP, New York, New York

Tyler Glover

General Agent, Chief Executive Officer and Secretary as of November 5, 2016; Assistant General Agent of the Trust from December 1, 2014 through November 5, 2016; field agent for the Trust from September 2011 through December 1, 2014.

Robert J. Packer	General Agent as of November 5, 2016; Chief Financial Officer of the Trust as of December 1, 2014; Accounting Supervisor of Texas Pacific Land Trust from March 2011 through December 1, 2014.

(f)     Involvement in Certain Legal Proceedings. During the past ten years, no Trustee or executive officer has been involved in any event reportable under this caption.

(g)     Promoters and Control Persons. Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trustees, the Trust’s executive officers and persons who beneficially own more than 10% of its Sub-share Certificates to file reports of ownership and changes in ownership with the Commission and to furnish the Trust with copies of all such reports they file. Based on the Trust’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Trust believes that none of its Trustees, executive officers or persons who beneficially own more than 10% of the Sub-share Certificates failed to comply with Section 16(a) reporting requirements in 2016.

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

Changes in Procedures Regarding Nomination of Trustees

There have been no material changes to the procedures by which security holders may recommend nominees to the Trust’s Board of Trustees. The Trust has a standing Nominating, Compensation and Governance Committee. The current members of the Nominating, Compensation and Governance Committee are Messrs. Meyer, Norris and Barry. The Nominating, Compensation and Governance Committee has adopted a formal written charter (the “Nominating, Compensation and Governance Charter”). The Nominating, Compensation and Governance Committee is responsible for identifying and evaluating potential trustees in the event that a vacancy arises, determining compensation of the Trustees and the executive officers, and overseeing corporate governance matters. The Nominating, Compensation and Governance Charter is available on the Trust’s Internet website at http://www.TPLTrust.com.

Audit Committee

The Trust has a standing Audit Committee of its Board of Trustees. The current members of the Audit Committee are Messrs. Meyer and Barry. The Audit Committee has adopted a formal written charter (the “Audit Charter”). The Audit Committee is responsible for ensuring that the Trust has adequate internal controls and is required to meet with the Trust’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, compensation and oversight of the auditors. The Audit Charter is available on the Trust’s Internet website at http://www.TPLTrust.com.

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

The Nominating, Compensation and Governance Committee has the sole authority to determine the compensation of the General Agent, Chief Executive Officer and Secretary and the General Agent and Chief Financial Officer of the Trust.

Since the Trust was not required to, and did not, hold an annual or other meeting of certificate holders during 2016 at which Trustees were elected, the Trust was not required to conduct an advisory vote of certificate holders to approve the compensation of its Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
David M. Peterson	2016	$253,333	$0	$108,263	$15,200	$376,796
General Agent, Chief Executive	2015	$254,167	$50,000	$34,782	$15,250	$354,199
Officer and Secretary (through Nov. 4, 2016)	2014	$208,750	$40,000	$152,379	$12,525	$413,654

Tyler Glover	2016	$152,889	$30,000	$9,259	$9,173	$201,321
General Agent, Chief Executive	2015	$112,083	$30,000	$3,246	$6,725	$152,054
Officer and Secretary (as of Nov. 5, 2016)	2014	$93,958	$20,000	$6,817	$5,638	$126,413

Robert J. Packer	2016	$165,556	$30,000	$19,563	$9,933	$225,052
General Agent and Chief Financial	2015	$127,083	$30,000	$7,992	$7,625	$172,700
Officer (as of Nov. 5, 2016)	2014	$106,667	$20,000	$14,600	$6,400	$147,667

(1)

Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans) from the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited financial statements for the prior completed fiscal year to the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited financial statements for the covered fiscal year. Mr. Peterson resigned effective November 4, 2016 and his accrued benefit has been estimated as of that date. However, the change in the Actuarial Present Value of Accumulated Benefits has been determined as of December 31, 2016.

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year

David M. Peterson	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	21.3	$509,070	$0

Tyler Glover	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	4.0	$21,662	$0

Robert J. Packer	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	4.5	$50,750	$0

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

As of December 31, 2016, the annual accrued normal retirement benefits are estimated to be $6,115 and $7,813 for Mr. Glover and Mr. Packer, respectively. As of November 4, 2016, Mr. Peterson terminated with an estimated annual accrued benefit of $66,854.

The Plan provides for early retirement after 20 years of service with the Trust. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to normal retirement. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit payable at age 55 is reduced actuarially for the period prior to age 55. The annual early retirement benefit payable to Mr. Peterson as of January 1, 2017 is estimated to be $23,777. Mr. Glover and Mr. Packer are not currently eligible for early retirement benefits.

Trustee Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)

Maurice Meyer III	$4,000	$4,000

John R. Norris III	$2,000	$2,000

James K. Norwood (2)	$1,500	$1,500

(1)	As Chairman, Mr. Meyer receives $4,000 annually for his services as Chairman of the Trustees. Each of the other Trustees receives $2,000 annually for his services as such.

(2)	Mr. Norwood was a Trustee until his death on September 27, 2016. Mr. Barry became a Trustee on January 12, 2017.

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

David E. Barry

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

The Trust does not maintain any compensation plans (or individual compensation arrangements) under which equity securities of the Trust are authorized for issuance.

(a)     Security Ownership of Certain Beneficial Owners. The following table sets forth information as to all persons known to the Trust to be the beneficial owner of more than 5% of the Trust’s voting securities (Certificates of Proprietary Interest and Sub-share Certificates) as of February 14, 2017. The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class

Horizon Kinetics LLC (1) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,700,782	Sub-share certificates	21.5%

______________________

(1)

The information set forth is based on a joint filing on Schedule 13D/A No.1 made on December 8, 2016 by Horizon Kinetics LLC (“Horizon”), Kinetics Asset Management, LLC (“Kinetics”), Horizon Asset Management LLC (“HAM”) and Kinetics Advisors, LLC (“Advisors”). According to the filing, Horizon has shared voting power and shared dispositive power with respect to 1,700,782 of the Sub-share certificates, Kinetics has sole voting power and sole dispositive power with respect to 891,139 of the Sub-share certificates, HAM has sole voting power and dispositive power with respect to 758,729 of the Sub-share certificates, and Advisors has sole voting power and dispositive power with respect to 50,914 of the Sub-share certificates. The filing indicates that Horizon is a holding company and Kinetics, HAM and Advisors are investment advisers and that the Sub-share certificates were acquired for investment purposes and that Horizon, Kinetics, HAM and Advisors plans or proposals which would be related to or would result in and of the matters described in Items 4(a)-(j) of the instructions to Schedule 13D.

(b)     Security Ownership of Management: The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 16, 2017	Percent of Class

Sub-share certificates:	Maurice Meyer III	72,425 (2)	*

Sub-share certificates:	John R. Norris III	1,000	*

Sub-share certificates:	David E. Barry	--	--

Sub-share certificates:	Tyler Glover	--	--

Sub-share certificates:	Robert J. Packer	--	--

Sub-share certificates:	All Trustees and Officers as a Group	73,425	*

_______________________

*Indicates ownership of less than 1% of the class.

(1)

The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. The figures set forth in the table represent Sub-share certificates. On February 28, 2017, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

(2)	Does not include 11,500 Sub-shares owned by the wife of Mr. Meyer with respect to which Mr. Meyer disclaims any beneficial ownership.

(c)     Changes in Control. Texas Pacific has no knowledge of any arrangement that may result in any change of control of the Trust.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

(a)     Transactions with Related Persons. There are no significant reportable transactions or currently proposed transactions between Texas Pacific and any Trustee or executive officer of Texas Pacific or any security holder of Texas Pacific or any member of the immediate family of any of the foregoing persons.

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

Item 14: Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, LLC (“Lane Gorman Trubitt”) during 2016 and 2015 were furnished at customary rates. A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2016 and 2015 is set forth below:

Audit Fees. Lane Gorman Trubitt billed the Trust approximately $100,850 in 2016 and $95,800 in 2015 in connection with its audits of the financial statements and internal controls over financial reporting of the Trust in 2016 and 2015.

Audit-Related Fees. Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2016 or 2015 not included in “Audit Fees”, above.

Tax Fees. Lane Gorman Trubitt did not bill the Trust for any tax fees in 2016 or 2015.

All Other Fees. Lane Gorman Trubitt did not bill the Trust any other fees in either 2016 or 2015.

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

Item 15: Exhibits and Financial Statement Schedules.

(a)     Financial Statements.

The following financial statements are filed as a part of this Report on Form 10-K and appear on pages F-1 through F-20 hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2016 and 2015

Statements of Income and Total Comprehensive Income – Years Ended December 31, 2016, 2015 and 2014

Statements of Net Proceeds from All Sources – Years Ended December 31, 2016, 2015 and 2014

Statements of Cash Flows – Years Ended December 31, 2016, 2015 and 2014

Notes to Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(b)     Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

(c)     Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2017.

TEXAS PACIFIC LAND TRUST

By:	/s/ Tyler Glover
Tyler Glover General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2017.

Signature	Title(s)

/s/ Tyler Glover	General Agent, Chief Executive Officer
Tyler Glover	and Secretary (Principal Executive Officer)

/s/ Robert J. Packer	General Agent and Chief Financial Officer
Robert J. Packer	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Maurice Meyer III	Chairman of the Trustees
Maurice Meyer III

/s/ John R. Norris III	Trustee
John R. Norris III

/s/ David E. Barry	Trustee
David E. Barry

Item 15(a): Financial Statements.

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders

Texas Pacific Land Trust

We have audited the accompanying balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2016 and 2015 and the related statements of income and total comprehensive income, net proceeds from all sources, and cash flows for each of the three years in the three-year period ended December 31, 2016. We also have audited the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

Members of AICPA and The Leading Edge Alliance

2626 Howell Street       |      Suite 700     |    Dallas, TX 75204      |    214.871.7500      |   Main 214.871.7500     |  Fax 214.871.0011        |      www.lgt-cpa.com

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Dallas, Texas

February 28, 2017

TEXAS PACIFIC LAND TRUST
BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS

Cash and cash equivalents	$49,417,889	$45,011,969
Accrued receivables	6,550,429	3,787,534
Other assets	232,970	121,426
Deferred tax asset	3,874,788	—
Notes receivable for land sales ($32,749 due in 2017 and $32,906 due in 2016) (note 2)	94,971	139,114
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	1,168,281	260,901
Real estate acquired (notes 2 and 4)	1,114,601	1,114,601
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned (note 2):
Land (surface rights) situated in eighteen counties in Texas – 877,488 acres in 2016 and 878,268 acres in 2015	—	—
1/16 nonparticipating perpetual royalty interest in 373,777 acres	—	—
1/128 nonparticipating perpetual royalty interest in 85,414 acres	—	—
Total assets	$62,453,929	$50,435,545
LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$826,771	$868,807
Income taxes payable	1,950,774	634,911
Other taxes payable	276,813	167,290
Unearned revenue (note 2)	11,775,049	2,579,406
Deferred taxes (note 6)	—	163,213
Pension plan liability (note 5)	—	333,239
Total liabilities	14,829,407	4,746,866
Commitments and contingencies (note 7)	—	—

Capital (notes 1, 2 and 8):
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 7,927,314 Sub-shares in 2016 and 8,118,064 Sub-shares in 2015	—	—
Accumulated other comprehensive income (loss)	(959,563)	(1,248,906)
Net proceeds from all sources	48,584,085	46,937,585

Total capital	47,624,522	45,688,679

Total liabilities and capital	$62,453,929	$50,435,545

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income:
Oil and gas royalties	$29,996,962	$24,860,205	$29,346,103
Grazing lease rentals	489,982	483,989	500,292
Land sales	2,945,505	22,616,635	3,698,312
Interest income from notes receivable	8,279	40,866	140,291
Easements and sundry income	26,470,669	31,413,158	21,517,232
	59,911,397	79,414,853	55,202,230
Expenses:
Taxes, other than income taxes	1,779,277	1,476,576	1,692,256
Salaries and related employee benefits	1,240,802	1,195,598	917,726
General expense, supplies, and travel	1,004,144	777,842	629,990
Basis in real estate sold	—	10,458	—
Legal and professional fees	778,534	665,423	517,497
Depreciation	43,290	25,374	19,730
Trustees’ compensation	7,500	8,000	8,000
	4,853,547	4,159,271	3,785,199
Operating income	55,057,850	75,255,582	51,417,031
Interest income earned from investments	29,070	27,440	14,523
Income before income taxes	55,086,920	75,283,022	51,431,554
Income taxes (note 6):
Current	22,041,171	25,430,382	17,641,531
Deferred	(4,193,801)	(185,867)	(974,997)
	17,847,370	25,244,515	16,666,534
Net income	$37,239,550	$50,038,507	$34,765,020
Amortization of net actuarial costs and prior service costs, net of income taxes of $49,227, $51,638, and $18,109 respectively	91,422	95,899	33,632
Net actuarial gain (loss) on pension plan net of income taxes of $106,573, $4,302, and $(423,848) respectively	197,921	7,989	(764,414)
Total other comprehensive gain (loss)	289,343	103,888	(730,782)
Total comprehensive income	$37,528,893	$50,142,395	$34,034,238
Net income per Sub-share Certificate	$4.66	$6.10	$4.14

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF NET PROCEEDS FROM ALL SOURCES

Years Ended December 31, 2016, 2015 and 2014

	Sub-share	Accumulated
	Certificates of	Other	Net Proceeds
	Proprietary	Comprehensive	From All
	Interest	Income (Loss)	Sources	Total
Balances at December 31, 2013	8,473,202	$(622,012)	$18,551,678	$17,929,666
Net income	—	—	34,765,020	34,765,020
Periodic pension costs, net of income taxes of $(405,739)	—	(730,782)	—	(730,782)
Cost of 150,803 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(150,803)	—	(22,963,786)	(22,963,786)
Dividends paid - $.27 per Sub-share Certificate	—	—	(2,280,301)	(2,280,301)
Balances at December 31, 2014	8,322,399	(1,352,794)	28,072,611	26,719,817
Net income	—	—	50,038,507	50,038,507
Periodic pension costs, net of income taxes of $55,940	—	103,888	—	103,888
Cost of 204,335 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(204,335)	—	(28,771,073)	(28,771,073)
Dividends paid - $.29 per Sub-share Certificate	—	—	(2,402,460)	(2,402,460)
Balances at December 31, 2015	8,118,064	(1,248,906)	46,937,585	45,688,679
Net income	—	—	37,239,550	37,239,550
Periodic pension costs, net of income taxes of $155,800	—	289,343	—	289,343
Cost of 190,750 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(190,750)	—	(33,085,867)	(33,085,867)
Dividends paid - $.31 per Sub-share Certificate	—	—	(2,507,183)	(2,507,183)
Balances at December 31, 2016	7,927,314	$(959,563)	$48,584,085	$47,624,522

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net income	$37,239,550	$50,038,507	$34,765,020
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(4,038,001)	(129,927)	(1,380,735)
Depreciation and amortization	43,290	25,374	19,730
(Gain) loss on disposal of fixed assets	8,201	(712)	5,083
Changes in operating assets and liabilities:
Accrued receivables and other assets	(2,874,439)	(563,991)	689,129
Income taxes payable	1,315,863	227,966	52,258
Prepaid income taxes	—	815,937	(815,937)
Notes receivable for land sales	44,143	784,001	2,964,791
Accounts payable, accrued expenses and other liabilities	9,219,234	(1,629,956)	2,553,084

Net cash provided by operating activities	40,957,841	49,567,199	38,852,423
Cash flows from investing activities:
Proceeds from sale of fixed assets	18,000	25,000	21,000
Purchase of fixed assets	(976,871)	(221,456)	(53,788)
Net cash used in investing activities	(958,871)	(196,456)	(32,788)
Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(33,085,867)	(28,771,073)	(22,963,786)
Dividends paid	(2,507,183)	(2,402,460)	(2,280,301)
Net cash used in financing activities	(35,593,050)	(31,173,533)	(25,244,087)
Net increase in cash and cash equivalents	4,405,920	18,197,210	13,575,548
Cash and cash equivalents, beginning of period	45,011,969	26,814,759	13,239,211
Cash and cash equivalents, end of period	$49,417,889	$45,011,969	$26,814,759

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements

December 31, 2016, 2015 and 2014

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

The Trust is organized to manage land, including royalty interests, for the benefit of its owners. The Trust’s income is derived primarily from oil and gas royalties, easements and sundry income, land sales, grazing and sundry leases, interest on notes receivable, and interest on investments.

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

December 31, 2016, 2015 and 2014

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

Easements and sundry income

Easement contracts represent contracts which permit companies to install pipe lines, pole lines and other equipment on land owned by the Trust. Easement income is recognized when earned. When the Trust receives a signed contract and payment, the Trust makes available the respective parcel of land to the grantee. Though a small number of payments received are for perpetual easements, the vast majority are for terms of ten years.

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

December 31, 2016, 2015 and 2014

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

Cash disbursed for income taxes in 2016, 2015 and 2014 was $20,725,307, $24,386,479, and $18,405,210, respectively. No new loans were made by the Trust in connection with land sales for the years ended December 31, 2016, 2015 and 2014, respectively.

(e)	Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases and sundry leases. Accrued receivables are reflected at their net realizable value based on historical royalty and lease receipt information and other factors anticipated to affect valuation. A valuation allowance is recorded if amounts expected to be received are considered impaired. No allowance was considered necessary at December 31, 2016 and 2015.

(f)	Notes Receivable for Land Sales

Notes receivable for land sales (notes receivable) consists of installment notes received as partial payment on land sales and are reflected at the principal amounts due net of an allowance for loan losses, if any. The Trust generally receives cash payments on land sales of 25% or more. Thereafter, annual principal and interest payments are required by the Trust. Notes receivable bear interest rates ranging from 7.0% to 7.5% as of December 31, 2016 and are secured by first lien deeds of trust on the properties sold. The weighted average interest rate is 7.1% as of December 31, 2016. The annual installments on notes are generally payable over terms of 10 to 15 years. There is no penalty for prepayment of principal, and prepayments in 2016, 2015 and 2014 were $15,803, $713,062, and $1,764,928, respectively. The interest rates on notes receivable are considered comparable with current rates on similar land sales and, accordingly, the carrying value of such notes receivable approximates fair value.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

Management of the Trust monitors delinquencies to assess the propriety of the carrying value of its notes receivable. Accounts are considered delinquent thirty days after the contractual due dates. At the point in time that notes receivable become delinquent, management reviews the operations information of the debtor and the estimated fair value of the collateral held as security to determine whether an allowance for losses is required. There was no allowance for uncollectible notes receivable at December 31, 2016 and 2015.

Three customers represented 100% of notes receivable at December 31, 2016 and 2015.

The maturities of notes receivable for each of the five years subsequent to December 31, 2016 are:

Year ending December 31,	Amount
2017	$32,749
2018	30,181
2019	27,229
2020	4,812
2021	—
Thereafter	—
$94,971

(g)	Depreciation

Provision for depreciation of depreciable assets is made by charges to income at straight-line and accelerated rates considered to be adequate to amortize the cost of such assets over their useful lives, which generally range from five to fifteen years. Accumulated depreciation as of December 31, 2016 and 2015 is $164,851 and $132,677, respectively.

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

Real estate acquired is carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the property exceeds its estimated fair value. Minimal real estate improvements are made to land.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(i)	Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s land and royalty interests was not determined in 1888 when the Trust was formed; therefore, no value is assigned to the land, royalty interests, Certificates of Proprietary Interest, and Sub-share Certificates in Certificates of Proprietary Interest in the accompanying balance sheets. Consequently, in the statements of income and total comprehensive income, no allowance is made for depletion and no cost is deducted from the proceeds of original land sales. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to the Trust’s financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties. Minimal real estate improvements are made to land.

(j)	Net Income per Sub-share Certificate

The cost of Sub-share Certificates purchased and retired is charged to net proceeds from all sources. Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period (7,989,030 in 2016, 8,197,632 in 2015 and 8,397,314 in 2014).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at December 31, 2016 and 2015.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(l)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue Recognition (Topic 606): Revenue from Contracts with Customers” (“ASU 2014-09”). This ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Trust is reviewing and analyzing the impact that this ASU will have on our financial statements. This review process includes evaluating key accounting policy decisions, judgments, estimates, and disclosures for each significant category of revenue. This ASU will require additional disclosures on revenue and could affect the timing of revenue recognition. Certain categories of revenue may be more impacted than others. The Trust will complete its implementation process during the second and third quarters of 2017, including preparing the quantitative impact on comparable periods, if applicable.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new guidance will also require significant disclosures about the amount, timing and uncertainty of cash flows from leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Trust is currently evaluating the new guidance to determine the impact it will have on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”). This ASU modifies the measurement of expected credit losses of certain financial instruments. This standard is effective for fiscal years beginning after December 15, 2019. The Trust is currently evaluating the new guidance to determine the impact it will have on our financial statements.

No other effective or pending accounting pronouncements are expected to affect the Trust.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(m)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under accounting principles generally accepted in the United States of America, are excluded from net income.

(n)	Significant Customers

Two customers represented 23.7%, 18.8% and 29.1% of the Trust’s total revenues for the year ended December 31, 2016, 2015 and 2014, respectively. For 2016, the total revenue number for purposes of the calculation includes deferred revenue.

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

(4)	Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2016 and 2015:

	2016		2015
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,064.78	$1,114,601	10,124.78	$1,125,059

Additions	—	—	—	—
Sales	—	—	(60.00)	(10,458)
Balance at December 31:	10,064.78	$1,114,601	10,064.78	$1,114,601

No valuation allowance was necessary at December 31, 2016 and 2015.

(5)	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed $51,438, $46,519 and $41,172, in 2016, 2015 and 2014, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2016 and 2015 using a measurement date of December 31:

	2016	2015
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$4,884,300	$5,093,080
Service cost	152,743	160,133
Interest cost	215,006	199,538
Actuarial (gain) loss	(202,520)	(355,346)
Benefits paid	(216,451)	(213,105)
Projected benefit obligation at end of year	$4,833,078	$4,884,300

Change in plan assets:
Fair value of plan assets at beginning of year	$4,551,061	$4,338,820
Actual return on plan assets	413,144	(46,609)
Contributions by employer	189,219	471,955
Benefits paid	(216,451)	(213,105)
Fair value of plan assets at end of year	$4,936,973	$4,551,061
Funded (unfunded) status at end of year	$103,895	$(333,239)

Amounts recognized in the balance sheets as of December 31 consist of:

	2016	2015

Assets	$103,895	$—
Liabilities	—	(333,239)
	$103,895	$(333,239)

Amounts recognized in accumulated other comprehensive income (loss) consist of the following at December 31:

	2016	2015

Net actuarial loss	$(1,484,936)	$(1,930,079)
Prior service cost	—	—

Amounts recognized in accumulated other comprehensive income (loss), before taxes	(1,484,936)	(1,930,079)
Income tax benefit	525,373	681,173
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$(959,563)	$(1,248,906)

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

Net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 include the following components:

	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$152,743	$160,133	$100,480
Interest cost	215,006	199,538	189,163
Expected return on plan assets	(311,170)	(296,446)	(278,521)
Amortization of net loss	140,649	144,026	46,171
Amortization of prior service cost	—	3,511	5,570
Net periodic benefit cost	$197,228	$210,762	$62,863

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2016	2015	2014
Net actuarial (gain) loss	$(304,494)	$(12,291)	$1,188,262
Recognized actuarial loss	(140,649)	(144,026)	(46,171)
Recognized prior service cost	—	(3,511)	(5,570)
Total recognized in other comprehensive income, before taxes	$(445,143)	$(159,828)	$1,136,521
Total recognized in net benefit cost and other comprehensive income, before taxes	$(247,915)	$50,934	$1,199,384

The Trust reclassified $91,422, $95,899 and $33,632, net of income tax of $49,227, $51,638 and $18,109, out of accumulated other comprehensive income (loss) for net periodic benefit cost in 2016, 2015 and 2014, respectively. This amount is reflected in our Statements of Income and Total Comprehensive Income within salaries and related employee benefits. The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income (loss) into salaries and related employee benefits over the next fiscal year are $107,510 and $0, respectively.

The following table summarizes the Plan assets in excess of projected benefit obligation and accumulated benefit obligation at December 31, 2016, and the projected benefit obligation in excess of Plan assets and Plan assets in excess of accumulated benefit obligation at December 31, 2015:

	2016	2015
Plan assets in excess of projected benefit obligation:
Projected benefit obligation	$4,833,078	$4,884,300
Fair value of plan assets	$4,936,973	$4,551,061
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$4,365,973	$4,059,334
Fair value of plan assets	$4,936,973	$4,551,061

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2016, 2015 and 2014

	2016	2015	2014
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.25%	4.50%	4.00%
Rate of compensation increase	7.29	7.29	7.29

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	4.50%	4.00%	5.00%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	7.29	7.29	7.29

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

December 31, 2016, 2015 and 2014

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

The fair values of plan assets by major asset category at December 31, 2016 and 2015, respectively, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$1,048,282	$1,048,282	$—	$—
Equities	445,155	445,155	—	—
Mutual Funds
Equity Funds	1,684,408	1,684,408	—	—
Fixed Income Funds	1,759,128	1,759,128	—	—
Total	$4,936,973	$4,936,973	$—	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents
Money Markets	$827,692	$827,692	$—	$—
Equities	196,380	196,380	—	—
Mutual Funds
Equity Funds	1,730,404	1,730,404	—	—
Fixed Income Funds	1,796,585	1,796,585	—	—
Total	$4,551,061	$4,551,061	$—	$—

Management intends to fund the minimum ERISA amount for 2017. The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten year period:

Year ending December 31,	Amount
2017	$214,910
2018	245,175
2019	268,755
2020	282,475
2021	276,299
2022 to 2026	1,287,248

(6)	Income Taxes

The income tax provision charged to operations for the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Current:
U.S. Federal	$21,665,130	$25,029,693	$17,243,130
State and local	376,041	400,689	398,401
	22,041,171	25,430,382	17,641,531
Deferred benefit	(4,193,801)	(185,867)	(974,997)
	$17,847,370	$25,244,515	$16,666,534

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before Federal income taxes as a result of the following:

	2016	2015	2014
Computed tax expense at the statutory rate	$19,280,422	$26,349,057	$18,001,044
Reduction in income taxes resulting from:
Statutory depletion	(1,608,961)	(1,320,605)	(1,569,762)
State taxes	204,776	256,876	246,534
Other, net	(28,867)	(40,813)	(11,282)
	$17,847,370	$25,244,515	$16,666,534

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred revenue	$4,177,130	$—
Basis difference in pension plan liability	(36,363)	118,967
Total deferred tax assets	4,140,767	118,967

Basis differences in real estate acquired through foreclosure	233,977	235,130
Deferred installment revenue on land sales for tax purposes	32,002	47,050
Total deferred tax liability	265,979	282,180
Net deferred tax asset (liability)	$3,874,788	$(163,213)

The Trust files a U. S. Federal income tax return. With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2013.

TEXAS PACIFIC LAND TRUST

Notes to Financial Statements (continued)

December 31, 2016, 2015 and 2014

(7)	Lease Commitments

The Trust is a lessee under an operating lease in connection with its administrative offices located in Dallas, Texas. This lease agreement requires monthly rent payments and expires in March 2025. Future minimum lease payments were as follows at December 31, 2016:

Year ending December 31,	Amount
2017	$75,224
2018	77,841
2019	80,457
2020	83,074
2021	85,690
Thereafter	296,319
$698,605

Rent expense for this lease agreement amounted to $82,420, $79,415 and $70,400 for the years ended December 31, 2016, 2015 and 2014, respectively.

(8)	Capital

Certificates of Proprietary Interest (Certificates) and Sub-share Certificates in Certificates of Proprietary Interest (Sub-shares) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2016 and 2015.

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

December 31, 2016, 2015 and 2014

(9)	Subsequent Events

The Trust evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following event that met recognition or disclosure criteria was identified:

At their February 2017 meeting, the Trustees declared a cash dividend of $0.35 per Sub-share, payable March 16, 2017 to Sub-share holders of record at the close of business on March 9, 2017. Additionally, the Trustees declared a special dividend of $1.00 per Sub-share, payable March 16, 2017 to Sub-share holders of record at the close of business on March 9, 2017.

(10)	Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2016, 2015 and 2014, respectively: oil (in barrels) – 569,585, 383,961 and 260,829, and gas (in thousands of cubic feet) – 2,612,965, 1,910,389 and 1,370,377. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

(11)	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2016 and 2015:

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Income	$17,573,001	$14,273,252	$16,196,110	$11,898,103
Income before income taxes	$16,081,359	$13,099,676	$15,103,470	$10,802,414
Net income	$10,906,970	$8,929,412	$10,123,117	$7,280,051
Net income per Sub-share Certificate	$1.37	$1.12	$1.26	$.90

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Income	$14,721,058	$18,186,748	$11,795,134	$34,739,353
Income before income taxes	$13,345,170	$17,233,208	$10,949,033	$33,755,611
Net income	$8,995,057	$11,461,349	$7,416,012	$22,166,089
Net income per Sub-share Certificate	$1.10	$1.40	$0.90	$2.67

INDEX OF EXHIBITS

Exhibit Number	Description

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