Form 10-Q
period 2017-03-31
TEXAS PACIFIC LAND TRUST
filed 2017-05-04
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017

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

_____________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑        No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

       If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☑

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS PACIFIC LAND TRUST

BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Cash and cash equivalents	$52,563,881	$49,417,889
Accrued receivables	10,340,815	6,550,429
Other assets	297,611	232,970
Deferred tax asset	3,878,095	3,874,788
Notes receivable for land sales	58,010	94,971
Water wells, vehicles, furniture, and equipment - at cost less accumulated depreciation	3,037,412	1,168,281
Real estate acquired: (10,065 acres at March 31, 2017 and 10,065 acres at December 31, 2016)	1,114,601	1,114,601
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 877,644 acres in 2017 and 877,488 acres in 2016	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2017 and 2016	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2017 and 2016	–	–
	$71,290,425	$62,453,929

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$899,619	$826,771
Income taxes payable	7,566,625	1,950,774
Other taxes payable	365,591	276,813
Unearned revenue	19,284,534	11,775,049
Total liabilities	28,116,369	14,829,407

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding: 7,897,818 Sub-shares in 2017 and 7,927,314 Sub-shares in 2016	–	–
Other comprehensive loss	(942,093)	(959,563)
Net proceeds from all sources	44,116,149	48,584,085
Total capital	43,174,056	47,624,522
	$71,290,425	$62,453,929

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Income:
Oil and gas royalties	$11,192,762	$5,610,751
Land sales	–	86,000
Easements and sundry income	12,911,778	6,070,973
Other income	124,228	124,437
	24,228,768	11,892,161
Expenses:
Taxes, other than income taxes	659,759	346,584
General and administrative expenses	1,464,944	749,105
	2,124,703	1,095,689
Operating income	22,104,065	10,796,472
Interest income earned from investments	9,494	5,942

Income before income taxes	22,113,559	10,802,414
Income taxes	7,228,137	3,522,363
Net income	$14,885,422	$7,280,051
Other comprehensive income – periodic pension costs, net of income taxes of $9,407 and $12,307, respectively	17,470	22,855
Total comprehensive income	$14,902,892	$7,302,906

Average number of sub-share certificates and equivalent sub-share certificates outstanding	7,919,085	8,098,106

Basic and dilutive earnings per sub-share certificate on net income	$1.88	$.90

Cash dividends per sub-share certificate	$1.35	$.31

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$14,885,422	$7,280,051
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(3,307)	10,842
Depreciation and amortization	19,119	7,274
(Gain) loss on disposal of fixed assets	(3,901)	8,201
Changes in operating assets and liabilities:
Accrued receivables and other assets	(3,855,027)	(462,709)
Notes receivable for land sales	36,961	4,246
Accounts payable, accrued expenses and other liabilities	7,688,581	1,111,225
Income taxes payable	5,615,851	3,319,078
Net cash provided by operating activities	24,383,699	11,278,208

Cash flows from investing activities:
Proceeds from sale of fixed assets	27,500	18,000
Purchase of fixed assets	(1,911,849)	(149,683)
Net cash used in investing activities	(1,884,349)	(131,683)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(8,671,600)	(6,931,439)
Dividends paid	(10,681,758)	(2,507,183)
Net cash used in financing activities	(19,353,358)	(9,438,622)

Net increase in cash and cash equivalents	3,145,992	1,707,903

Cash and cash equivalents, beginning of period	49,417,889	45,011,969

Cash and cash equivalents, end of period	$52,563,881	$46,719,872

See accompanying notes to financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

(1)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Texas Pacific Land Trust (the “Trust”) as of March 31, 2017 and the results of its operations for the three month periods ended March 31, 2017 and 2016, respectively, and its cash flows for the three month periods ended March 31, 2017 and 2016, respectively. The financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2016 and 2015 and for each of the years in the three year period ended December 31, 2016 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. Beginning with the second quarter of 2015, the Trust updated the format of the revenue section in the Statements of Income and Total Comprehensive Income to provide more detail regarding revenue sources.

(2)

We evaluate events that occur after the balance sheet date but before financial statements are, or are available to be, issued to determine if a material event requires our amending the financial statements or disclosing the event. We evaluated subsequent events through May 4, 2017, the date we issued these financial statements.

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

(5)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(6)	The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

(7)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the three month periods ended March 31, 2017 and 2016 is summarized as follows:

	2017	2016

Income taxes paid	$1,625,000	$	$ 204,749

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

(10)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new guidance will also require significant disclosures about the amount, timing, and uncertainty of cash flows from leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Trust is currently evaluating the new guidance to determine the impact it will have on our financial statements.

(11)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended March 31, 2017 Compared to the Quarter Ended March 31, 2016

Earnings per Sub-share certificate were $1.88 for the first quarter of 2017, compared to $.90 for the first quarter of 2016. Total operating and investing revenues were $24,238,262 for the first quarter of 2017 compared to $11,898,103 for the first quarter of 2016, an increase of 103.7%. This increase in revenue and earnings was due primarily to increases in easements and sundry income and oil and gas royalty revenue.

Oil and gas royalty revenue was $11,192,762 for the first quarter of 2017, compared to $5,610,751 for the first quarter of 2016, an increase of 99.5%. Oil royalty revenue was $8,078,917 for the first quarter of 2017, an increase of 104.9% from the first quarter of 2016 when oil royalty revenue was $3,942,194. Crude oil production subject to the Trust’s royalty interest increased 38.6% in the first quarter of 2017 compared to the first quarter of 2016. In addition, the average price per royalty barrel of crude oil during the first quarter of 2017 was 47.8% higher than the average price prevailing during the first quarter of 2016. Gas royalty revenue was $3,113,845 for the first quarter of 2017, an increase of 86.6% from the first quarter of 2016 when gas royalty revenue was $1,668,557. This increase in gas royalty revenue resulted from both volume and price increases of 36.4% and 37.0% respectively, in the first quarter of 2017 compared to the first quarter of 2016.

No land sales occurred in the first quarter of 2017. In the first quarter of 2016, the Trust sold approximately 8.56 acres of land for a total of $86,000, or approximately $10,047 per acre.

Easements and sundry income was $12,911,778 for the first quarter of 2017, an increase of 112.7% compared to the first quarter of 2016 when easements and sundry income was $6,070,973. This increase resulted primarily from an increase in pipeline easement income and water sales, and, to a lesser extent, material sales. Pipeline easement income was $11,123,331 (before deferral of term easements) for the first quarter of 2017, compared to $3,117,537 for the first quarter of 2016, an increase of 256.8%. The Trust is currently moving toward the use of term easements (in lieu of perpetual) which will require us to gradually recognize the income for easements over the life of the agreement, in lieu of recognizing it all at the beginning of the term of the easement. As a result, $6,806,890 of easement income received in the first quarter of 2017 was deferred and therefore not reflected in the statements of income and total comprehensive income. This is also the primary reason for the 63.8% increase in unearned revenue. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $133,722 for the first quarter of 2017 compared to $130,379 for the first quarter of 2016, an increase of 2.6%. Grazing lease income was $123,152 for the first quarter of 2017, compared to $122,075 for the first quarter of 2016, an increase of 0.9%. Interest on notes receivable for the first quarter of 2017 was $1,076, a decrease of 54.4% compared to the first quarter of 2016 when interest on notes receivable was $2,362. This decrease was primarily due to principal prepayments received on notes due to the Trust. As of March 31, 2017, notes receivable for land sales were $58,010 compared to $134,868 at March 31, 2016, a decrease of 57.0%. Interest income earned from investments was $9,494 for the first quarter of 2017, compared to $5,942 for the first quarter of 2016, an increase of 59.8%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $659,759 for the first quarter of 2017 compared to $346,584 for the first quarter of 2016, an increase of 90.4%. This increase is primarily attributable to an increase in oil and gas production tax which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses were $1,464,944 for the first quarter of 2017 compared to $749,105 for the first quarter of 2016, an increase of 95.6%. This increase was primarily due to increases in professional fees, legal fees, and to a lesser extent, an increase in employment expenses due to the increase in drilling and exploration activity on land owned by the Trust. As of March 31, 2017, the Trust had twelve (12) full-time employees along with several independent contractors. The Trust also incurred additional legal and professional fees related to the Special Meeting of the Holders of Sub-share Certificates of Proprietary Interest (“Sub-share Certificates”) on January 12, 2017 (the “Special Meeting”) where David E. Barry was elected as a Trustee to fill the vacancy created by the death of James K. Norwood.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2016.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the first quarter of 2017, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2017	4,285	$321.63	–	–
February 1, through February 28, 2017	9,316	$307.97	–	–
March 1, through March 31, 2017	15,895	$278.35	–	–
Total	29,496*	$293.99	–	–

* The Trust purchased and retired 29,496 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date: May 4, 2017	By:	/s/ Tyler Glover
Tyler Glover, General Agent and
Chief Executive Officer

Date: May 4, 2017	By:	/s/ Robert J. Packer
Robert J. Packer, General Agent and
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation