Form 10-Q
period 2017-06-30
TEXAS PACIFIC LAND TRUST
filed 2017-08-04
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

 PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Assets	2017	2016
	(Unaudited)

Cash and cash equivalents	$50,103,001	$49,417,889
Accrued receivables	12,428,962	6,550,429
Other assets	266,283	232,970
Deferred tax asset	8,548,133	3,874,788
Notes receivable for land sales	46,389	94,971
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	4,651,223	1,168,281
Real estate acquired:
(10,065 acres at June 30, 2017 and 10,065 acres at December 31, 2016)	1,114,601	1,114,601
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 877,633 acres in 2017 and 877,488 acres in 2016	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2017 and 2016	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2017 and 2016	–	–
	$77,158,592	$62,453,929
Liabilities and Capital

Accounts payable and accrued expenses	$1,066,969	$826,771
Income taxes payable	1,199,397	1,950,774
Other taxes payable	422,070	276,813
Unearned revenue	25,908,540	11,775,049
Total liabilities	28,596,976	14,829,407
Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding:
7,858,554 Sub-shares in 2017 and 7,927,314 Sub-shares in 2016	–	–
Other comprehensive loss	(924,622)	(959,563)
Net proceeds from all sources	49,486,238	48,584,085
Total capital	48,561,616	47,624,522
	$77,158,592	$62,453,929

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST

CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income:
Oil and gas royalties	$12,882,976	$6,866,702	$24,075,738	$12,477,453
Land sales	220,400	–	220,400	86,000
Easements and sundry income	14,120,696	9,198,970	27,032,474	15,269,943
Other income	124,482	124,594	248,710	249,032
	27,348,554	16,190,266	51,577,322	28,082,428

Expenses:
Taxes, other than income taxes	762,207	394,217	1,421,966	740,801
General and administrative expenses	1,854,463	698,423	3,319,407	1,447,528
	2,616,670	1,092,640	4,741,373	2,188,329
Operating income	24,731,884	15,097,626	46,835,949	25,894,099
Interest income earned from investments	9,565	5,844	19,059	11,785

Income before income taxes	24,741,449	15,103,470	46,855,008	25,905,884
Income taxes	8,029,997	4,980,353	15,258,134	8,502,716
Net income	$16,711,452	$10,123,117	$31,596,874	$17,403,168

Other comprehensive income – periodic pension costs, net of income taxes of $9,407, $12,307, $18,814, and $24,614 respectively	17,470	22,855	34,941	45,711
Total comprehensive income	$16,728,922	$10,145,972	$31,631,815	$17,448,879

Average number of sub-share certificates and equivalent sub-share certificates outstanding	7,882,184	8,048,500	7,894,542	8,064,759

Basic and dilutive earnings per sub-share certificate on net income	$2.12	$1.26	$4.00	$2.16

Cash dividends per sub-share certificate	$–	$–	$1.35	$.31

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$31,596,874	$17,403,168
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(4,673,345)	15,471
Depreciation and amortization	103,730	12,974
Loss (gain) on disposal of fixed assets	(3,901)	8,201
Changes in operating assets and liabilities:
Accrued receivables and other assets	(5,911,846)	(2,348,299)
Notes receivable for land sales	48,582	27,333
Accounts payable, accrued expenses and other liabilities	14,553,887	3,401,200
Income taxes payable	(751,377)	86,551
Net cash provided by operating activities	34,962,604	18,606,599

Cash flows from investing activities:
Proceeds from sale of fixed assets	27,500	18,000
Purchase of fixed assets	(3,610,271)	(258,457)
Net cash used in investing activities	(3,582,771)	(240,457)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(20,013,701)	(15,255,080)
Dividends paid	(10,681,020)	(2,507,183)
Net cash used in financing activities	(30,694,721)	(17,762,263)

Net increase in cash and cash equivalents	685,112	603,879

Cash and cash equivalents, beginning of period	49,417,889	45,011,969

Cash and cash equivalents, end of period	$50,103,001	$45,615,848

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(1)

On June 8, 2017, Texas Pacific Land Trust (the “Trust”) announced the formation of Texas Pacific Water Resources LLC (“TPWR”). TPWR, a single-member LLC and wholly owned subsidiary of the Trust, will focus on providing a full-service water offering to operators in the Permian Basin. TPWR seeks to develop with operators integrated water servicing agreements to include brackish water sourcing, produced water gathering/treatment/recycling, infrastructure development/ construction, disposal, water tracking, analytical and well testing services. TPWR is committed to sustainable water development with significant focus on the large-scale implementation of recycled water operations. For the quarter ended June 30, 2017, there were minimal operations for TPWR with an immaterial effect on the consolidated financial statements and therefore are not reported separately from the Trust.

(2)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Trust, including TPWR, as of June 30, 2017 and the results of its operations for the three month and six month periods ended June 30, 2017 and 2016, respectively, and its cash flows for the six month periods ended June 30, 2017 and 2016, respectively. The consolidated financial statements and footnotes included herein should be read in conjunction with the Trust’s annual financial statements as of December 31, 2016 and 2015 and for each of the years in the three year period ended December 31, 2016 included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

(3)

We evaluate events that occur after the balance sheet date but before consolidated financial statements are, or are available to be, issued to determine if a material event requires our amending the consolidated financial statements or disclosing the event. We evaluated subsequent events through August 4, 2017, the date we issued these consolidated financial statements.

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

(6)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(7)	The results of operations for the three month and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

(8)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the six month periods ended June 30, 2017 and 2016 is summarized as follows:

	2017	2016

Income taxes paid	$20,701,669	$8,425,307

(9)

ASC 280, “Segment Reporting,” establishes standards for the way public business enterprises are to report information about operating segments. In accordance with ASC 280, the Trust utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Trust’s management views its operations as one segment and believes the only significant activity is managing the land which was conveyed to the Trust in 1888 and any other land thereafter acquired. The Trust’s management makes decisions about resource allocation and performance assessment based on the same financial information presented in these consolidated financial statements. Managing the land includes sales and leases of such land, and the retention of oil and gas royalties.

(10)

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). This ASU requires employers to disaggregate the service cost component from the other components of net benefit cost. ASU 2017-07 also provides explicit guidance on how to present the service cost component and the other components of net benefit costs in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The requirements of the new standard are effective for annual reporting periods beginning after December 31, 2017, and interim periods within those annual periods, which for the Trust is the first quarter of 2018. The Trust is evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

(11)

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)” (“ASU 2016-16”). This ASU will require recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to waiting for it to be sold to an outside party. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Trust is currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

(12)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”). This ASU modifies the measurement of expected credit losses of certain financial instruments. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for the Trust is the first quarter of 2020. The Trust is currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

(13)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new guidance will also require significant disclosures about the amount, timing, and uncertainty of cash flows from leases. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which for the Trust is the first quarter of 2019. The Trust is currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

(14)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue Recognition (Topic 606): Revenue from Contracts with Customers” (“ASU 2014-09”). This ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”). This ASU deferred the effective date for ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Trust is reviewing and analyzing the impact that this ASU will have on our consolidated financial statements. This review process includes evaluating key accounting policy decisions, judgments, estimates, and disclosures for each significant category of revenue. This ASU will require additional disclosures on revenue and could affect the timing of revenue recognition. Certain categories of revenue may be more impacted than others. The Trust will complete its implementation process during the third and fourth quarters of 2017, including preparing the quantitative impact on comparable periods and necessary disclosures, if applicable.

(15)

There are a number of oil and gas wells that have been drilled but are not yet completed (DUC) where the Trust has a royalty interest. Currently, the Trust has identified 90 DUC wells affected by our royalty interest. The process of identifying these wells is ongoing and we anticipate updates going forward to be affected by a number of factors including, but not limited to, ongoing changes/updates to our identification process, changes/updates by Drilling Info (our main source of information in identifying these wells) in their identification process, the eventual completion of these DUC wells, and additional wells drilled but not completed by companies operating where we have a royalty interest.

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

Results of Operations for the Quarter Ended June 30, 2017 Compared to the Quarter Ended June 30, 2016

Earnings per Sub-share certificate were $2.12 for the second quarter of 2017, compared to $1.26 for the second quarter of 2016. Total operating and investing revenues were $27,358,119 for the second quarter of 2017 compared to $16,196,110 for the second quarter of 2016, an increase of 68.9%. This increase in revenue and earnings was due primarily to increases in easements and sundry income and oil and gas royalty revenue.

Oil and gas royalty revenue was $12,882,976 for the second quarter of 2017, compared to $6,866,702 for the second quarter of 2016, an increase of 87.6%. Oil royalty revenue was $9,192,884 for the second quarter of 2017, an increase of 67.0% from the second quarter of 2016 when oil royalty revenue was $5,503,313. Crude oil production subject to the Trust’s royalty interest increased 29.1% in the second quarter of 2017 compared to the second quarter of 2016. In addition, the average price per royalty barrel of crude oil received during the second quarter of 2017 was 29.3% higher than the average price received during the second quarter of 2016. Gas royalty revenue was $3,690,092 for the second quarter of 2017, an increase of 170.7% from the second quarter of 2016 when gas royalty revenue was $1,363,389. This increase in gas royalty revenue resulted from both price and volume increases of 67.8% and 61.2%, respectively, in the second quarter of 2017 compared to the second quarter of 2016.

In the second quarter of 2017, the Trust sold approximately 11.02 acres of land for a total of $220,400, or approximately $20,000 per acre. No land sales occurred in the second quarter of 2016.

Easements and sundry income was $14,120,696 for the second quarter of 2017, an increase of 53.5% compared to the second quarter of 2016 when easements and sundry income was $9,198,970. This increase resulted primarily from increases in pipeline easement income and water sales, and, to a lesser extent, material sales. Pipeline easement income was $7,827,726 (before deferral of term easements) for the second quarter of 2017, compared to $6,379,792 (before deferral of term easements) for the second quarter of 2016, an increase of 22.7%. The Trust is currently moving toward the use of term easements (in lieu of perpetual) which will require us to gradually recognize the income for easements over the life of the agreement, in lieu of recognizing it all at the beginning of the term of the easement. As a result, $5,936,543 of easement income received in the second quarter of 2017 and $2,485,911 of easement income received in the second quarter of 2016 was deferred and therefore not reflected in the consolidated statements of income and total comprehensive income. This was the primary reason for the 120.0% increase in unearned revenue. Water sales for the second quarter of 2017 were $6,838,747 compared to $2,276,813 in the second quarter of 2016 an increase of 200.4%. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $134,047 for the second quarter of 2017 compared to $130,438 for the second quarter of 2016, an increase of 2.8%. Grazing lease income was $123,457 for the second quarter of 2017, compared to $122,234 for the second quarter of 2016, an increase of 1.0%. Interest on notes receivable for the second quarter of 2017 was $1,025, a decrease of 56.6% compared to the second quarter of 2016 when interest on notes receivable was $2,360. This decrease is primarily due to principal prepayments received on notes due to the Trust. As of June 30, 2017, notes receivable for land sales were $46,389 compared to $111,781 at June 30, 2016, a decrease of 58.5%. Interest income earned from investments was $9,565 for the second quarter of 2017, compared to $5,844 for the second quarter of 2016, an increase of 63.7%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $762,207 for the second quarter of 2017 compared to $394,217 for the second quarter of 2016, an increase of 93.3%. This increase is primarily attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses were $1,854,463 for the second quarter of 2017 compared to $698,423 for the second quarter of 2016, an increase of 165.5%. This increase was primarily due to an increase in professional fees related to a strategic review of the company and an increase in employment expenses due to the increase in drilling and exploration activity on land owned by the Trust.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Earnings per Sub-share certificate were $4.00 for the first six months of 2017, compared to $2.16 for the first six months of 2016. Total operating and investing revenues were $51,596,381 for the first six months of 2017 compared to $28,094,213 for the first six months of 2016, an increase of 83.7%. This increase in revenue and earnings was due primarily to increases in easements and sundry income and oil and gas royalty revenue.

Oil and gas royalty revenue was $24,075,738 for the first six months of 2017, compared to $12,477,453 for the first six months of 2016, an increase of 93.0%. Oil royalty revenue was $17,271,801 for the first six months of 2017, an increase of 82.9% from the first six months of 2016 when oil royalty revenue was $9,445,507. Crude oil production subject to the Trust’s royalty interest increased 29.9% in the first six months of 2017 compared to the first six months of 2016. In addition, the average price per royalty barrel of crude oil received during the first six months of 2017 was 40.8% higher than the average price received during the first six months of 2016. Gas royalty revenue was $6,803,937 for the first six months of 2017, an increase of 124.4% from the first six months of 2016 when gas royalty revenue was $3,031,946. This increase in gas royalty revenue resulted from both price and volume increases of 50.6% and 49.4% respectively, in the first six months of 2017 compared to the first six months of 2016.

During the first six months of 2017, the Trust sold approximately 11.02 acres of land for a total of $220,400, or approximately $20,000 per acre. In the first six months of 2016, the Trust sold approximately 8.56 acres for a total of $86,000, or approximately $10,047 per acre.

Easements and sundry income was $27,032,474 for the first six months of 2017, an increase of 77.0% compared to the first six months of 2016 when easements and sundry income was $15,269,943. This increase resulted primarily from increases in pipeline easement income and water sales, and, to a lesser extent, material sales. Pipeline easement income was $18,951,057 (before deferral of term easements) for the first six months of 2017, compared to $9,497,329 (before deferral of term easements) for the first six months of 2016, an increase of 99.5%. The Trust is currently moving toward the use of term easements (in lieu of perpetual) which will require us to gradually recognize the income for easements over the life of the agreement, in lieu of recognizing it all at the beginning of the term of the easement. As a result, $12,743,433 of easement income received in the first six months of 2017 and $2,485,911 of easement income received in the first six months of 2016 was deferred and therefore not reflected in the consolidated statements of income and total comprehensive income. This was the primary reason for the 120.0% increase in unearned revenue. Water sales for the first six months of 2017 were $11,666,316 compared to $3,662,521 in the first six months of 2016 an increase of 218.5%. This category of income is unpredictable and may vary significantly from quarter to quarter.

Other income, including interest on investments, was $267,769 for the first six months of 2017 compared to $260,817 for the first six months of 2016, an increase of 2.7%. Grazing lease income was $246,608 for the first six months of 2017, compared to $244,309 for the first six months of 2016, an increase of 0.9%. Interest on notes receivable for the first six months of 2017 was $2,102, a decrease of 55.5% compared to the first six months of 2016 when interest on notes receivable was $4,723. This decrease is primarily due to principal prepayments received on notes due to the Trust. As of June 30, 2017, notes receivable for land sales were $46,389 compared to $111,781 at June 30, 2016, a decrease of 58.5%. Interest income earned from investments was $19,059 for the first six months of 2017, compared to $11,785 for the first six months of 2016, an increase of 61.7%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes, were $1,421,966 for the first six months of 2017 compared to $740,801 for the first six months of 2016, an increase of 91.9%. This increase is primarily attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses were $3,319,407 for the first six months of 2017 compared to $1,447,528 for the first six months of 2016, an increase of 129.3%. This increase was primarily due to an increase in professional fees related to a strategic review of the company and an increase in employment expenses due to the increase in drilling and exploration activity on land owned by the Trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the second quarter of 2017, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2017	8,789	$282.37	–	–
May 1, through May 31, 2017	16,619	$292.76	–	–
June 1, through June 30, 2017	13,856	$288.32	–	–
Total	39,264*	$288.87	–	–

* The Trust purchased and retired 39,264 Sub-shares in the open market.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date: August 4, 2017	By:	/s/Tyler Glover
Tyler Glover, General Agent and Chief Executive Officer

Date: August 4, 2017	By:	/s/Robert J. Packer
Robert J. Packer, General Agent and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation