Form 10-Q
period 2017-09-30
TEXAS PACIFIC LAND TRUST
filed 2017-11-07
CIK 97517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017

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

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”), and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

TEXAS PACIFIC LAND TRUST

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Cash and cash equivalents	$69,496,293	$49,417,889
Accrued receivables	23,376,596	6,550,429
Other assets	598,136	232,970
Deferred tax asset	12,252,382	3,874,788
Notes receivable for land sales	46,389	94,971
Water wells, vehicles, furniture, and equipment – at cost less accumulated depreciation	8,802,014	1,168,281
Real estate acquired:
(10,065 acres at September 30, 2017 and 10,065 acres at December 31, 2016)	1,114,601	1,114,601
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:

Land (surface rights) situated in eighteen counties in Texas – 877,633 acres in 2017 and 877,488 acres in 2016	–	–

1/16 nonparticipating perpetual royalty interest in 373,777 acres in 2017 and 2016	–	–

1/128 nonparticipating perpetual royalty interest in 85,414 acres in 2017 and 2016	–	–
	$115,686,411	$62,453,929

Liabilities and Capital

Accounts payable and accrued expenses	$2,745,047	$826,771
Income taxes payable	7,199,780	1,950,774
Other taxes payable	466,350	276,813
Unearned revenue	37,436,192	11,775,049
Total liabilities	47,847,369	14,829,407

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	–	–
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding:
7,839,042 Sub-shares in 2017 and 7,927,314 Sub-shares in 2016	–	–
Other comprehensive loss	(907,152)	(959,563)
Net proceeds from all sources	68,746,194	48,584,085
Total capital	67,839,042	47,624,522
	$115,686,411	$62,453,929

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST

CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income:
Oil and gas royalties	$21,212,568	$8,454,876	$45,288,306	$20,932,329
Easements and sundry income	13,221,548	2,928,095	28,587,706	14,535,517
Water sales and royalties	7,917,581	2,272,653	19,583,897	5,935,174
Land sales	–	485,505	220,400	571,505
Other income	124,757	124,623	373,467	373,655
	42,476,454	14,265,752	94,053,776	42,348,180

Expenses:
Taxes, other than income taxes	796,633	497,244	2,218,599	1,238,046
General and administrative expenses	2,608,455	676,332	5,927,862	2,123,860
	3,405,088	1,173,576	8,146,461	3,361,906
Operating income	39,071,366	13,092,176	85,907,315	38,986,274
Interest income earned from investments	20,073	7,500	39,132	19,286

Income before income taxes	39,091,439	13,099,676	85,946,447	39,005,560
Income taxes	12,686,727	4,170,264	27,944,860	12,672,980
Net income	$26,404,712	$8,929,412	$58,001,587	$26,332,580

Other comprehensive income – periodic pension costs, net of income taxes of $9,407, $12,909, $28,221, and $38,728, respectively	17,470	22,855	52,411	68,566
Total comprehensive income	$26,422,182	$8,952,267	$58,053,998	$26,401,146

Average number of sub-share certificates and equivalent sub-share certificates outstanding	7,851,916	7,984,936	7,872,554	8,025,222

Basic and dilutive earnings per sub-share certificate on net income	$3.36	$1.12	$7.37	$3.28

Cash dividends per sub-share certificate	$–	$–	$1.35	$.31

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$58,001,587	$26,332,580
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(8,377,594)	21,997
Depreciation and amortization	312,531	18,674
(Gain) loss on disposal of fixed assets	(3,901)	8,201
Changes in operating assets and liabilities:
Accrued receivables and other assets	(17,191,333)	(3,160,632)
Prepaid income taxes	–	(202,494)
Notes receivable for land sales	48,582	44,143
Accounts payable, accrued expenses and other liabilities	27,821,367	7,714,023
Income taxes payable	5,249,006	(634,911)
Net cash provided by operating activities	65,860,245	30,141,581

Cash flows from investing activities:
Proceeds from sale of fixed assets	27,500	18,000
Purchase of fixed assets	(7,969,863)	(368,938)
Net cash used in investing activities	(7,942,363)	(350,938)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(27,158,458)	(26,799,253)
Dividends paid	(10,681,020)	(2,507,183)
Net cash used in financing activities	(37,839,478)	(29,306,436)

Net increase in cash and cash equivalents	20,078,404	484,207

Cash and cash equivalents, beginning of period	49,417,889	45,011,969

Cash and cash equivalents, end of period	$69,496,293	$45,496,176

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(1)

On June 8, 2017, Texas Pacific Land Trust (the “Trust”) announced the formation of Texas Pacific Water Resources LLC (“TPWR”). TPWR, a single-member LLC and wholly owned subsidiary of the Trust, will focus on providing a full-service water offering to operators in the Permian Basin. TPWR seeks to develop with operators integrated water servicing agreements to include brackish water sourcing, produced water gathering/treatment/recycling, infrastructure development/ construction, disposal, water tracking, and analytical and well testing services. TPWR is committed to sustainable water development with significant focus on the large-scale implementation of recycled water operations. For the quarter and nine months ended September 30, 2017, there were minimal operations for TPWR with an immaterial effect on the consolidated financial statements, and therefore results for TPWR are not reported separately from the Trust. The water sales and royalties line added to the consolidated statements of income and total comprehensive income currently reflects only agreements that were already in place prior to the formation of TPWR.

(2)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Trust, including TPWR, as of September 30, 2017 and the results of its operations for the three month and nine month periods ended September 30, 2017 and 2016, respectively, and its cash flows for the nine month periods ended September 30, 2017 and 2016, respectively. The accompanying consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017.

(3)

We evaluate events that occur after the balance sheet date but before consolidated financial statements are, or are available to be, issued to determine if a material event requires our amending the consolidated financial statements or disclosing the event. We evaluated subsequent events through November 7, 2017, the date we issued these consolidated financial statements.

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

(6)	The Trust’s effective Federal income tax rate is less than the 35% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

(7)	The results of operations for the three month and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

(8)

The Trust invests cash in excess of daily requirements primarily in bank deposit and savings accounts and certificates of deposit with maturities of ninety days or less. Such investments are deemed to be highly liquid debt instruments and classified as cash equivalents for purposes of the statements of cash flows.

Supplemental cash flow information for the nine month periods ended September 30, 2017 and 2016 is summarized as follows:

	2017	2016

Income taxes paid	$31,101,669	$13,525,307

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

We have made significant progress evaluating our revenue agreements, by type, to determine the potential impact of adopting the new standard. The most significant impact will involve easement agreements. Under current accounting, we recognize revenue related to term easement agreements over the term of the agreement. Upon adoption of the new standard on January 1, 2018, we will recognize revenue for term easements upon execution of these agreements and as a result, we will no longer have deferred revenue on our term easements. At December 31, 2016 and September 30, 2017, deferred revenue for term easements is $7,809,669 and $30,845,929, respectively. In addition, we are implementing appropriate changes to our business processes, systems, and controls to support recognition and disclosure requirements as a result of the new standard. We plan to apply the full retrospective method with optional practical expedients upon adoption. Under this transition approach, all prior periods presented in the financial statements will be presented as though the new standard had always been in effect. We are continuing to monitor additional authoritative and interpretive guidance related to the new standard as it becomes available.

(14)

There are a number of oil and gas wells that have been drilled but are not yet completed (DUC) where the Trust has a royalty interest. Currently, the Trust has identified 137 DUC wells affected by our royalty interest. The process of identifying these wells is ongoing and we anticipate updates going forward to be affected by a number of factors including, but not limited to, ongoing changes/updates to our identification process, changes/updates by Drilling Info (our main source of information in identifying these wells) in their identification process, the eventual completion of these DUC wells, and additional wells drilled but not completed by companies operating where we have a royalty interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission (the “SEC”), are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations for the Quarter Ended September 30, 2017 Compared to the Quarter Ended September 30, 2016

Earnings per Sub-share certificate. Earnings per Sub-share certificate were $3.36 for the third quarter of 2017, compared to $1.12 for the third quarter of 2016. Total operating and investing revenues were $42,496,527 for the third quarter of 2017 compared to $14,273,252 for the third quarter of 2016, an increase of 197.7%. This increase in revenue and earnings was due primarily to increases in oil and gas royalty revenue, easements and sundry income, and water sales and royalty revenue. See further discussion of these revenue increases below.

Oil and gas royalties. Oil and gas royalty revenue was $21,212,568 (including $7,710,543 for the arbitration settlement with Chevron U.S.A., Inc. previously disclosed in our Form 8-K filed with the SEC on September 14, 2017, the “Chevron Settlement”) for the third quarter of 2017, compared to $8,454,876 for the third quarter of 2016, an increase of 150.9% (59.7% excluding the Chevron Settlement). Oil royalty revenue was $9,703,529 (excluding the Chevron Settlement) for the third quarter of 2017, an increase of 63.3% from the third quarter of 2016 when oil royalty revenue was $5,942,203. This increase is due to the combined effect of a 55.3% increase in crude oil production, subject to the Trust’s royalty interest, and a 5.1% increase in the average price per royalty barrel of crude oil during the third quarter of 2017 compared to the third quarter of 2016. Gas royalty revenue was $3,798,496 (excluding the Chevron Settlement) for the third quarter of 2017, an increase of 51.2% from the third quarter of 2016 when gas royalty revenue was $2,512,673. This increase in gas royalty revenue resulted from a volume increase of 58.2% in the third quarter of 2017 compared to the third quarter of 2016, partially offset by a 4.5% decrease in the average price received.

Easements and sundry income. Easements and sundry income was $13,221,548 for the third quarter of 2017, an increase of 351.5% compared to the third quarter of 2016 when easements and sundry income was $2,928,095. This increase resulted primarily from increases in pipeline easement income and, to a lesser extent, sundry lease rental income, temporary permit income, and material sales. Pipeline easement income was $14,490,663 (before deferral of term easements) for the third quarter of 2017, compared to $4,313,407 (before deferral of term easements) for the third quarter of 2016, an increase of 235.9%. During the third quarter of 2017, $10,292,827 of easement income was deferred compared to $3,240,403 in the third quarter of 2016. This category of income was the primary reason for the 217.9% increase in unearned revenue on the Trust’s consolidated balance sheets. This category of income is unpredictable and may vary significantly from quarter to quarter.

Water sales and royalties. Water sales and royalty revenue was $7,917,581 for the third quarter of 2017, compared to $2,272,653 for the third quarter of 2016, an increase of 248.4%. This increase in water sales and royalties is due primarily to the Trust’s decision to develop water well fields on its land along with an increase in the royalties received from existing agreements.

Land sales. In the third quarter of 2016, the Trust sold approximately 647 acres of land for a total of $485,505, or approximately $750 per acre. There were no land sales in the third quarter of 2017.

Other income. Other income, including interest on investments, was $144,830 for the third quarter of 2017 compared to $132,123 for the third quarter of 2016, an increase of 9.6%. Grazing lease income was $123,913 for the third quarter of 2017, compared to $122,769 for the third quarter of 2016. Interest income earned from investments was $20,073 for the third quarter of 2017, compared to $7,500 for the third quarter of 2016, an increase of 167.6%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes. Taxes, other than income taxes, were $796,633 for the third quarter of 2017 compared to $497,244 for the third quarter of 2016, an increase of 60.2%. This increase is primarily attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenues discussed above.

General and administrative expenses. General and administrative expenses were $2,608,455 for the third quarter of 2017 compared to $676,332 for the third quarter of 2016, an increase of 285.7%. This increase was primarily due to increases in employment expenses, including contract labor costs and, to a lesser extent, non-recurring legal fees and depreciation. Employment costs were higher for third quarter 2017 due to the hiring of additional staff and contractors to address the ongoing increase in drilling and exploration activity on land owned by the Trust.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Earnings per Sub-share certificate. Earnings per Sub-share certificate were $7.37 for the first nine months of 2017, compared to $3.28 for the first nine months of 2016. Total operating and investing revenues were $94,092,908 for the first nine months of 2017 compared to $42,367,466 for the first nine months of 2016, an increase of 122.1%. This increase in revenue and earnings was due primarily to increases in oil and gas royalty revenue, easements and sundry income, and water sales and royalty revenue. See further discussion of these revenue increases below.

Oil and gas royalty revenue. Oil and gas royalty revenue was $45,288,306 (including $7,710,543 for the previously announced Chevron Settlement) for the first nine months of 2017, compared to $20,932,329 for the first nine months of 2016, an increase of 116.4% (79.5% excluding the Chevron Settlement). Oil royalty revenue was $26,975,330 (excluding the Chevron Settlement) for the first nine months of 2017, an increase of 75.3% from the first nine months of 2016 when oil royalty revenue was $15,387,710. This increase is due to the combined effect of a 39.0% increase in crude oil production, subject to the Trust’s royalty interest, and a 26.1% increase in the average price per royalty barrel of crude oil during the third quarter of 2017 compared to the third quarter of 2016. Gas royalty revenue was $10,602,433 (excluding the Chevron Settlement) for the first nine months of 2017, an increase of 91.2% from the first nine months of 2016 when gas royalty revenue was $5,544,619. This increase in gas royalty revenue resulted from a volume increase of 52.7% in the first nine months of 2017 compared to the first nine months of 2016, coupled with a price increase of 25.3%.

Easements and sundry income. Easements and sundry income was $28,587,706 for the first nine months of 2017, an increase of 96.7% compared to the first nine months of 2016 when easements and sundry income was $14,535,517. This increase resulted primarily from increases in pipeline easement income, temporary permit income, and material sales. Pipeline easement income was $33,441,720 (before deferral of term easements) for the first nine months of 2017, compared to $13,810,736 (before deferral of term easements) for the first nine months of 2016, an increase of 142.1%. During the first nine months of 2017, $23,036,260 of easement income was deferred compared to $5,726,314 in the first nine months of 2016. This category of income was the primary reason for the 217.9% increase in unearned revenue on the Trust’s consolidated balance sheets. This category of income is unpredictable and may vary significantly from quarter to quarter.

Water sales and royalties. Water sales and royalty revenue was $19,583,897 for the first nine months of 2017, compared to $5,935,174 for the first nine months of 2016, an increase of 230.0%. This increase in water sales and royalties is due primarily to the Trust’s decision to develop water well fields on its land along with an increase in the royalties received from existing agreements.

Land sales. During the first nine months of 2017, the Trust sold approximately 11.02 acres of land for a total of $220,400 or approximately $20,000 per acre. In the first nine months of 2016, the Trust sold approximately 656 acres for a total of $571,505, or approximately $871 per acre.

Other income. Other income, including interest on investments, was $412,599 for the first nine months of 2017 compared to $392,941 for the first nine months of 2016, an increase of 5.0%. Grazing lease income was $370,521 for the first nine months of 2017, compared to $367,078 for the first nine months of 2016. Interest income earned from investments was $39,132 for the first nine months of 2017, compared to $19,286 for the first nine months of 2016, an increase of 102.9%. Interest on investments is affected by such variables as cash on hand for investment and the rate of interest on short-term investments.

Taxes, other than income taxes. Taxes, other than income taxes, were $2,218,599 for the first nine months of 2017 compared to $1,238,046 for the first nine months of 2016, an increase of 79.2%. This increase is primarily attributable to an increase in oil and gas production taxes which resulted from the increase in oil and gas royalty revenue discussed above.

General and administrative expenses. General and administrative expenses were $5,927,862 for the first nine months of 2017 compared to $2,123,860 for the first nine months of 2016, an increase of 179.1%. This increase is primarily due to an increase in professional fees related to a strategic review of the Trust and an increase in employment expenses (including contract labor) related to the hiring of additional staff to address the ongoing increase in drilling and exploration activity on land owned by the Trust.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the third quarter of 2017, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased		Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2017	3,120		$304.50	–	–
August 1, through August 31, 2017	8,077		$365.86	–	–
September 1, through September 30, 2017	8,315		$389.62	–	–
Total	19,512	*	$366.17	–	–

* The Trust purchased and retired 19,512 Sub-shares in the open market.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST (Registrant)

Date: November 7, 2017	By:	/s/ Tyler Glover
Tyler Glover, General Agent and Chief Executive Officer

Date: November 7, 2017	By:	/s/ Robert J. Packer
Robert J. Packer, General Agent and
Chief Financial Officer