Form 10-K
period 2017-12-31
TEXAS PACIFIC LAND TRUST
filed 2018-02-28
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $2,279,209,327.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

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

Item 1. Business.

General

Texas Pacific Land Trust (which, together with its subsidiary as the context requires, may be referred to as “Texas Pacific”, the “Trust”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 890,000 acres of land in West Texas. We currently operate solely in the State of Texas and were organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the holders of certain debt securities of the Texas and Pacific Railway Company. Our Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner.

Business Segments

We operate our business in two segments: Land and Resource Management and Water Service and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Trust and provide a framework for timely and rational allocation of resources within businesses. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9, “Business Segment Reporting” in Item 8. Financial Statements and Supplementary Data.

Land and Resource Management

Our Land and Resource Management segment encompasses the business of managing the approximately 890,000 acres of land and related resources in West Texas owned by the Trust. The revenue streams of this segment principally consist of royalties from oil and gas, revenues from easements and leases and land sales.

We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our retained perpetual non-participating oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells.

Historically, our income from oil and gas royalties has been limited by the level of production authorized for prorated wells each year by the regulations of the Railroad Commission of the State of Texas. The monthly percentage of allowable production has averaged 100% in recent years, but, because of the limited capacity of older wells and other operating problems, the percentage permitted by the Railroad Commission may not be produced by all operators.

Our revenue from easements is generated from easement contracts covering activities such as oil and gas pipelines and subsurface wellbore easements. The majority of our easements have a ten-year term. We also enter into agreements with operators and mid-stream companies to lease land from us, primarily for facilities and roads. Additionally, we enter into grazing leases with local ranchers in areas where our lands are located. In recent years, we have been successful at keeping over 97% of our land subject to grazing leases.

We are a passive seller of land and do not actively solicit sales of land. Land sale activity in the last two years has been minimal. The demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for the ranching uses prevalent in western Texas.

While we are generally not a purchaser of land, parcels are purchased from time to time at the discretion of management.

Operations

Revenues from the Land and Resource Management segment for the last three years were as follows (amounts presented in millions):

	2017		2016		2015
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Oil and gas royalties	$61.3	46%	$30.0	50%	$24.9	31%
Easements and sundry income	39.0	29%	18.4	31%	26.6	34%
Land sales and other income	0.7	1%	3.4	6%	23.1	29%
Total Revenue - Land and Resource Management segment	$101.0	76%	$51.8	87%	$74.6	94%

On September 14, 2017, we settled the previously disclosed arbitration case with Chevron U.S.A., Inc. involving claims for underpayment of royalties. The Trust received $7.7 million as part of the settlement, including royalties that will be paid to the Trust on additional wells under several community leases. The settlement is included in oil and gas royalties in the table above.

Competition

Our Land and Resource Management segment does not have competitors, as such, in that it sells, leases and generally manages land owned by the Trust and, to that extent, any owner of property located in areas comparable to the Trust is a potential competitor.

Water Service and Operations

Our Water Service and Operations segment primarily consists of revenues from royalties on sales of water, direct sales of water and to a lesser extent, easements and sundry income.

In prior years, we entered into agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. Energy businesses use water for their oil and gas projects while non-energy businesses (i.e., water management service companies) operate water facilities to produce and sell water to energy businesses. We collect revenue from royalties and water sales under these legacy agreements.

Drilling and completion activity in the Permian Basin continues to rise as operators increase their focus on development of leaseholds throughout the basin. Longer well laterals combined with large water load frac design, due to high proppant load and carrying limits, continue to drive the need for increased water demand for fracturing activities. In response to that anticipated demand, the Trust announced the formation of Texas Pacific Water Resources LLC (“TPWR”) in June 2017.

TPWR, a single member LLC and wholly owned subsidiary of the Trust, focuses on providing a full-service water offering to operators in the Permian Basin. These services include brackish water sourcing, produced-water gathering/treatment/recycling, infrastructure development/construction, disposal, water tracking, analytics and well testing services. TPWR is committed to sustainable water development with significant focus on the large-scale implementation of recycled water operations.

Operations

Revenues from our Water Service and Operations segment for the last three years were as follows (amounts presented in millions):

	2017		2016		2015
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Water sales and royalties	$25.5	19%	$8.1	13%	$4.8	6%
Easements and sundry income	5.8	5%	—	—	—	—
Total Revenue – Water Service and Operations segment	$31.3	24%	$8.1	13%	$4.8	6%

As of December 31, 2017, TPWR continues to build out its brackish water production and distribution system. Our first sales from internally developed projects were made during the fourth quarter of 2017. While these projects are currently functional, construction is ongoing to add additional capacity throughout 2018.

TPWR also began performing produced water treatment services for a large independent operator in the fourth quarter of 2017. This service is performed using a TPWR constructed mobile water treatment system capable of treating up to 40,000 bbls/day. We anticipate adding additional treatment systems throughout the course of 2018.

During the year ended December 31, 2017, the Trust invested approximately $12.7 million in TPWR projects to develop brackish water sourcing and re-use assets.

Competition

While there is competition in the water service business in West Texas, we believe our position as a significant landowner of approximately 890,000 acres in West Texas gives us a unique advantage over our competitors who must negotiate with existing landowners to source water and then for the right of way to deliver the water to the end user.

Major Customers

During 2017, we received $27.5 million, or approximately 17% of our total revenues (prior to deferrals), which included $10.7 million of oil and gas royalty revenue, $5.8 million of easements and sundry income (prior to deferrals), and $10.7 million of water sales and royalties, from Anadarko E&P Onshore, LLC and $15.4 million, or approximately 10% of our total revenues (prior to deferrals), which included $15.1 million of oil and gas royalty revenue, from Chevron U.S.A., Inc.

Seasonality

The business of Texas Pacific is not seasonal in nature, as that term is generally understood, although due to the nature of our operations, our revenue may vary widely from year to year and quarter to quarter.

Regulations

We are subject to various federal, state and local laws. Management believes that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other companies similar to the Trust.

We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.

Environmental Considerations

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

Employees

As of January 31, 2018, Texas Pacific had 32 full-time employees.

Available Information

The Trust makes available, free of charge, on or through its website copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). We maintain our website at www.TPLTrust.com. The information contained on our website is not part of this Report.

Item 1A. Risk Factors.

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

We face the risks of doing business in a new and rapidly evolving market and may not be able to successfully address such risks and achieve acceptable levels of success or profits.

We have encountered and may continue to encounter the challenges, uncertainties and difficulties frequently experienced in new and rapidly evolving markets with respect to the business of TPWR, including:

•	limited operating experience;

•	start-up costs for a new line of business;

•	lack of sufficient customers or loss of significant customers for the new line of business; and

•	difficulties in managing potentially rapid growth.

The Trust’s oil and gas royalty revenue is dependent upon the market prices of oil and gas which fluctuate.

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years. Although the Trust’s oil and gas royalties benefited from the substantial increases in the market prices for oil and gas in past years, when lower market prices for oil and gas occur, they will have an adverse effect on our oil and gas royalty revenues.

The Trust is not an oil and gas producer. Its revenues from oil and gas royalties are subject to the actions of others.

The Trust is not an oil and gas producer. Its oil and gas income is derived from perpetual non-participating oil and gas royalty interests which it has retained. As oil and gas wells age, the costs of production may increase and their capacity may decline absent additional investment. However, the owners and operators of the oil and gas wells make all decisions as to investments in, and production from, those wells and the Trust’s royalties will be dependent upon decisions made by those operators, among other factors. The Railroad Commission of the State of Texas sets authorized production levels for pro-rated wells by regulation. The monthly percentage of allowable production has averaged 100% in recent years. However, in the past, the Trust’s income from oil and gas royalties has been limited by the production levels authorized by the Railroad Commission and we cannot assure you that they may not be so limited in the future.

Our revenues from the sale of land are subject to substantial fluctuation. We are a passive seller of land and land sales are subject to many factors that are beyond our control.

Land sales vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of future land sales. The Trust is a passive seller of land and does not actively solicit sales of land. The demand for, and the sale price of, any particular tract of the Trust’s land is influenced by many factors, including the national and local economies, rate of oil and gas well development by operators, the rate of residential and commercial development in nearby areas, livestock carrying capacity and the condition of the local agricultural industry, which itself is influenced by range conditions and prices for livestock and agricultural products. Approximately 97% of the Trust’s land is classified as ranch land and intermingled with parcels owned by third parties to form ranching units. The Trust’s ability to sell ranch land is, therefore, largely dependent on the actions of adjoining landowners.

The impact of government regulation on TPWR could adversely affect our business.

The business of TPWR is subject to applicable state and federal laws and regulations, including laws and regulations on environmental and safety matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning water wells and treatment facilities. TPWR’s business could be affected by problems, slowdowns or other stoppages to operations of providing water treatment critical to the success of TPWR.

The Trust’s remaining holdings of land in metropolitan areas are limited.

The sale price of land suitable for development in metropolitan areas is generally substantially higher than the price of land in rural or ranching areas. The Trust’s remaining holdings of land suitable for development in metropolitan areas are limited.

The loss of key members of our management team, or difficulty attracting and retaining experienced technical personnel, could reduce our competitiveness and prospects for future success.

The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team, including with respect to the business of TPWR. The loss of key members of our management team could have an adverse effect on our business. If we cannot retain our experienced personnel or attract additional experienced personnel, our ability to compete could be harmed.

If the liability of holders of Certificates of Proprietary Interest and Sub-shares were to be found to be governed by the laws of Texas, holders of Certificates of Proprietary Interest and Sub-shares might be held to have personal liability for claims against the Trust, to the extent such claims exceeded the assets of the Trust.

The Declaration of Trust, which established the Trust, was executed and delivered in New York. Under the laws of the State of New York, the holders of Certificates of Proprietary Interest and Sub-shares are not subject to any personal liability for the acts or obligations of the Trust. The assets of the Trust are located in Texas. Under the laws of the State of Texas, the holders of Certificates of Proprietary Interest and Sub-shares may be held personally liable with respect to claims against the Trust, but only after the assets of the Trust first have been exhausted. Thus, if a court were to hold that the liability of holders of Certificates of Proprietary Interest and Sub-shares for obligations is governed by the laws of Texas, rather than New York, it is possible that holders of Certificates of Proprietary Interest and Sub-shares might be held to have personal liability for claims against the Trust to the extent such claims exceeded all of the Trust’s assets.

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

Sales of land fluctuate from quarter to quarter. Revenues from oil and gas royalties may also fluctuate from quarter to quarter based upon market prices for oil and gas and production decisions made by the operators. Water sales and royalties may also fluctuate from quarter to quarter. As a result, the results of our operations for any particular quarter are not necessarily indicative of the results of operations for a full year.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

As of December 31, 2017, Texas Pacific owned the surface estate in approximately 887,698 acres of land, comprised of numerous separate tracts, located in 18 counties in the western part of Texas. There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts.

The Trust also owns a 1/128th nonparticipating perpetual oil and gas royalty interest under 85,414 acres of land and a 1/16th nonparticipating perpetual oil and gas royalty interest under 373,777 acres of land in the western part of Texas. Generally speaking, if the Trust sells the surface estate in real property with respect to which it holds a perpetual oil and gas royalty interest, that oil and gas royalty interest is excluded from the sale and retained by the Trust.

At December 31, 2017, grazing leases were in effect on over 97% or approximately 862,800 acres of the Trust’s land. The Trust regularly enters into grazing leases with many different local ranchers which grant the ranch owner lessees the right to graze livestock on the Trust’s properties. These leases are generally in a standard form common in the locality. Grazing leases are generally entered into for terms ranging from three to five years. The Trust generally retains the right to cancel a grazing lease upon a 30-day notice in the event of a sale of the land. No individual grazing lease is material to the Trust.

Approximately 11.02 acres of land were sold in 2017.

The Trust leases office space in Dallas, Texas for its corporate headquarters and office space in Midland, Texas for its TPWR office space.

Item 3. Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Sub-shares in the Trust’s Certificates of Proprietary Interest are traded on the New York Stock Exchange (“NYSE”) under the symbol “TPL”. The range of reported sale prices for Sub-shares on the NYSE for each quarterly period during the past two fiscal years was as follows:

	2017		2016
	High	Low	High	Low

1st Quarter	$336.83	$259.00	$155.00	$104.06
2nd Quarter	$315.00	$275.65	$174.75	$143.00
3rd Quarter	$414.79	$286.79	$242.52	$156.00
4th Quarter	$458.00	$377.96	$307.79	$235.03

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a cash dividend each year for the preceding 61 years. The cash dividend was $0.35 per Sub-share in 2017 and $0.31 per Sub-share in 2016 and was paid during the first quarter of each year. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees. The Board of Trustees declared a special dividend of $1.00 per Sub-share for sub-shareholders of record at the close of business on March 9, 2017. This special dividend was paid on March 26, 2017.

At their February 2018 meeting, the Trustees declared a cash dividend of $1.05 per Sub-share, payable March 16, 2018 to sub-shareholders of record at the close of business on March 9, 2018. This is the 15th consecutive year that the declared dividend has increased. Additionally, the Trustees declared a special dividend of $3.00 per Sub-share, payable March 16, 2018 to sub-shareholders of record at the close of business on March 9, 2018.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2018, were as follows:

Certificates of Proprietary Interest	–
Sub-shares in Certificates of Proprietary Interest	261
TOTAL	261

The Trust has not incorporated equity-related compensation elements in its compensation programs. During the year ended December 31, 2017, the Trust did not sell any equity securities.

Issuer Purchases of Sub-share Certificates

During the fourth quarter of 2017, the Trust repurchased Sub-share Certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2017	9,199	$407.35	–	–
November 1, through November 30, 2017	6,231	409.71	–	–
December 1, through December 31, 2017	2,013	401.53	–	–
Total (1)	17,443	$407.52	–	–

(1)	The Trust purchased and retired 17,443 Sub-shares in the open market.

Item 6. Selected Financial Data.

The following data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto incorporated by reference in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in thousands, except share and per share amounts):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Gross income	$132,413	$59,940	$79,442	$55,217	$44,121
Expenses	12,553	4,853	4,159	3,785	3,978
Income before income taxes	119,860	55,087	75,283	51,432	40,143
Income taxes	43,499	17,847	25,244	16,667	12,924
Net income	$76,361	$37,240	$50,039	$34,765	$27,219

Net income per Sub-share	$9.72	$4.66	$6.10	$4.14	$3.16
Dividends per Sub-share (1)	$1.35	$0.31	$0.29	$0.27	$-
Average number of Sub-shares outstanding	7,854,705	7,989,030	8,197,632	8,397,314	8,601,171

	As of December 31,
	2017	2016	2015	2014	2013
Total assets, exclusive of property with no assigned value	$127,460	$62,454	$50,436	$33,102	$22,357

(1)

Dividends per Sub-share for the year ended December 31, 2017 include a special dividend of $1.00 per Sub-share paid in March 2017. In December 2012, the Trust accelerated the payment of the annual dividend for 2013, which would normally have occurred in the first quarter of 2013, to the fourth quarter of 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the factors discussed in Item 1A “Risk Factors” and with the Consolidated Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “does not believe” and “believes,” or similar expressions, when used in this Form 10-K or other filings with the SEC, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

The Trust was organized in 1888 and holds title to extensive tracts of land in numerous counties in West Texas which were previously the property of the Texas and Pacific Railway Company. We continue to manage those lands for the benefit of the holders of Certificates of Proprietary Interest in the Trust (and/or Sub-shares in the Certificates of Proprietary Interest).

Our revenues are derived primarily from oil, gas and water royalties, sales of water and land, easements and leases of the land. Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year. We are a passive seller of land and do not actively solicit sales of land. In addition, the demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for the ranching uses prevalent in western Texas.

We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our retained perpetual non-participating oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells. We monitor production reports by the oil and gas companies to assure that we are being paid the appropriate royalties. We review conditions in the agricultural industry in the areas in which our lands are located and seek to keep as much of our lands as possible under lease to local ranchers. In recent years, we have been successful at keeping over 97% of our land subject to grazing leases.

Our revenue from easements is generated from easement contracts covering activities such as oil and gas pipelines and subsurface wellbore easements. The majority of our easements have a ten-year term. We also enter into agreements with operators and mid-stream companies to lease land from us, primarily for facilities and roads.

In prior years, we entered into agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. Energy businesses use water for their oil and gas projects while non-energy businesses (i.e. water management service companies) operate water facilities to produce and sell water to energy businesses. We collect revenue from royalties and water sales under these legacy agreements.

Demand for water solutions is expected to grow as drilling and completion activity in the Permian Basin continues to rise. In response to that anticipated demand, the Trust announced the formation of TPWR in June 2017. For more information about TPWR, see Item 1. “Business” in this Annual Report on Form 10-K. TPWR, a single member LLC and wholly owned subsidiary of the Trust, focuses on providing full-service water offerings to operators in the Permian Basin. These services include brackish water sourcing, produced-water gathering/treatment/recycling, infrastructure development/construction, disposal, water tracking, analytics and well testing services. TPWR is committed to sustainable water development with significant focus on the large-scale implementation of recycled water operations.

Results of Operations

We operate our business in two segments: Land and Resource Management and Water Service and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 9, “Business Segment Reporting” in Item 8. Financial Statements and Supplementary Data. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues. Revenues increased $72.4 million, or 120.9% to $132.3 million for the year ended December 31, 2017 compared to $59.9 million for the year ended December 31, 2016. Net income increased $39.2 million, or 105.1% to $76.4 million for the year ended December 31, 2017 compared to $37.2 million for the year ended December 31, 2016.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Years Ended December 31,
	2017		2016
Revenues:
Land and resource management
Oil and gas royalties	$61,315	46%	$29,997	50%
Easements and sundry income	39,002	29%	18,346	31%
Land sales and other income	718	1%	3,443	6%
	101,035	76%	51,786	87%
Water service and operations
Water sales and royalties	25,536	19%	8,125	13%
Easements and sundry income	5,758	5%	—	—
	31,294	24%	8,125	13%
Total consolidated revenues	$132,329	100%	$59,911	100%

Net income
Land and resource management	$57,598	75%	$32,014	86%
Water service and operations	18,763	25%	5,226	14%
Total consolidated net income	$76,361	100%	$37,240	100%

Land and Resource Management

Land and Resource Management segment revenues increased $49.2 million, or 95.1%, to $101.0 million for the year ended December 31, 2017 as compared with revenues of $51.8 million for the comparable period of 2016.

Oil and gas royalties. Oil and gas royalty revenue was $61.3 million for the year ended December 31, 2017 compared to $30.0 million for the year ended December 31, 2016. Oil royalty revenue was $38.8 million for the year ended December 31, 2017 compared to $22.0 million for the comparable period of 2016. This increase in oil royalty revenue is principally due to the combined effect of a 43.8% increase in crude oil production, subject to the Trust’s royalty interest, and a 22.6% increase in the average price per royalty barrel of crude oil during the year ended December 31, 2017 compared to the same period in 2016. Gas royalty revenue was $14.8 million for the year ended December 31, 2017, an increase of 85.3% over the year ended December 31, 2016 when gas royalty revenue was $8.0 million. This increase in gas royalty revenue resulted from a volume increase of 59.8% for the year ended December 31, 2017 as compared to the same period of 2016, and a 16.0% increase in the average price received. Additionally, oil and gas royalties for the year ended December 31, 2017 included $7.7 million related to an arbitration settlement with Chevron U.S.A., Inc. See Part I, Item 1. Business for additional information. No such settlements were received for the year ended December 31, 2016.

Easements and sundry income. Easements and sundry income was $39.0 million for the year ended December 31, 2017, an increase of 112.6% compared to $18.3 million for the year ended December 31, 2016. This increase resulted primarily from increases in pipeline easement income, temporary permit income, material sales of caliche and, to a lesser extent, sundry lease rental income. Pipeline easement income increased 140.7% to $41.5 million (before deferral of term easements) for the year ended December 31, 2017 compared to the year ended December 31, 2016. During the year ended December 31, 2017, $26.0 million of easement income was deferred compared to $7.8 million for the same period of 2016. Material sales increased 481.1% to $7.1 million for the year ended December 31, 2017 compared to the same period of 2016. Easements and sundry income is unpredictable and may vary significantly from period to period. Effective January 1, 2018, upon the Trust’s adoption of the new revenue recognition accounting standard, we will no longer defer revenue on our term easements. See more discussion in Note 2, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” for further discussion and analysis of impact on our consolidated financial statements.

Land sales and other income. Land sales and other income includes revenue generated from land sales and grazing leases. For the year ended December 31, 2017, we sold approximately 11.02 acres of land for total consideration of $0.2 million, or approximately $20,000 per acre. For the year ended December 31, 2016, land sales generated $2.9 million of income for selling approximately 774.6 acres at an average price of $3,803 per acre. Grazing lease income was approximately $0.5 million for both years ended December 31, 2017 and 2016.

Net income. Net income for the Land and Resource Management segment was $57.6 million for the year ended December 31, 2017 compared to $32.0 million for the year ended December 31, 2016. As discussed above, revenues for the Land and Resource Management segment increased $49.2 million for the year ended December 31, 2017 compared to the same period of 2016. Expenses for the Land and Resource Management segment were $10.5 million and $4.8 million for the years ended December 31, 2017 and 2016, respectively. The increase in expenses was principally related to increased salary expense and legal and professional fees. See further discussion of these expenses below under “Other Financial Data — Consolidated.”

Water Service and Operations

Water Service and Operations segment revenues increased $23.2 million, or 285.2%, to $31.3 million for the year ended December 31, 2017 as compared with revenues of $8.1 million for the comparable period of 2016.

Water sales and royalties. Water sales and royalty revenues for the year ended December 31, 2017 of $25.5 million were more than three times the amount of revenue for the comparable period of 2016. This increase is due primarily to the Trust’s decision to develop water well fields on its own land along with an increase in the royalties received from existing agreements.

Easements and sundry income. Easements and sundry income for the Water Service and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the year ended December 31, 2017, the combined revenue from these revenue streams was $5.8 million. There was no such revenue for the year ended December 31, 2016.

Net income. Net income for the Water Service and Operations segment was $18.8 million for the year ended December 31, 2017 compared to $5.2 million for the year ended December 31, 2016. As discussed above, revenues for the Water Service and Operations segment increased $23.2 million for the year ended December 31, 2017 compared to the same period of 2016. Expenses for the Water Service and Operations segment were $2.0 million for the year ended December 31, 2017 while depreciation was the only expense for the year ended December 31, 2016. The increase in expenses during 2017 is directly related to the formation of TPWR.

Other Financial Data — Consolidated

Taxes, other than income taxes. Taxes, other than income taxes, were $3.2 million for the year ended December 31, 2017 compared to $1.8 million for the comparable period of 2016. Oil and gas production taxes were $2.9 million for the year ended December 31, 2017 compared to $1.6 million for the same period of 2016. The increase in oil and gas production taxes was directly related to the increase in oil production and gas volume for the year ended December 31, 2017 over the year ended December 31, 2016 as discussed above. Additionally, payroll taxes increased approximately $0.1 million for the year ended December 31, 2017 compared to the same period of 2016 due to an increase in the number of employees during 2017.

Salaries and related employee benefits. Salaries and related employee benefits were $3.2 million for the year ended December 31, 2017 compared to $1.2 million for the comparable period of 2016. The increase in salaries and related employee benefits is directly related to the increase in the number of employees from eight employees as of December 31, 2016 to 26 as of December 31, 2017.

General and administrative expenses. General and administrative expenses increased $0.8 million to $1.8 million for the year ended December 31, 2017 from $1.0 million for the same period of 2016. Approximately $0.4 million of the increase is related to an increase in insurance expenses which are partially attributable to the increase in the number of employees during 2017. Travel expenses, office rent and other general expenses increased as a result of the opening of an additional office in Midland, Texas for our TPWR operations.

Water service-related expenses. Water service-related expenses of $0.5 million for the year ended December 31, 2017, include expenses for equipment rental, propane and fuel and other equipment-related expenses associated with TPWR. The Trust did not incur water service-related expenses during 2016.

Legal and professional expenses. Legal and professional fees increased $2.7 million to $3.5 million for the year ended December 31, 2017 from $0.8 million for the comparable period of 2016. The increase is principally related to legal and consulting fees related to the formation of TPWR as well as consulting fees related to a strategic review of the Trust.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues. Revenues for the year ended December 31, 2016 aggregated $59.9 million, a decrease of $19.5 million, or 24.6%, from the $79.4 million recorded in the same period of 2015. This decrease resulted primarily from decreases in land sales and, to a lesser extent, easements and sundry income. These decreases were partially offset by an increase in oil and gas royalties.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Years Ended December 31,
	2016		2015
Revenues:
Land and resource management
Oil and gas royalties	$29,997	50%	$24,860	31%
Easements and sundry income	18,346	31%	26,612	34%
Land sales and other income	3,443	6%	23,142	29%
	51,786	87%	74,614	94%
Water service and operations
Water sales and royalties	8,125	13%	4,801	6%
Total consolidated revenues	$59,911	100%	$79,415	100%

Net income
Land and resource management	$32,014	86%	$46,943	94%
Water service and operations	5,226	14%	3,096	6%
Total consolidated net income	$37,240	100%	$50,039	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $22.8 million, or 30.6%, to $51.8 million for the year ended December 31, 2016 as compared with revenues of $74.6 million for the comparable period of 2015.

Oil and gas royalties. Oil and gas royalty revenue for the year ended December 31, 2016 was $30.0 million compared to $24.9 million for the same period of 2015, an increase of 20.7%. Oil royalty revenue was $22.0 million and gas royalty revenue was $8.0 million for the year ended December 31, 2016. Crude oil production, subject to the Trust’s royalty interest, increased 48.3% for the year ended December 31, 2016 compared to the same period of 2015. This increase in production was offset by a 20.3% decrease in the average price per royalty barrel of crude oil received during the year ended December 31, 2016 compared to the same period of 2015. Total gas production subject to the Trust’s royalty interest increased 36.8%, and the average price of gas received decreased by 6.1% for the year ended December 31, 2016 compared to the comparable period of 2015.

Easements and sundry income. Easements and sundry income for the year ended December 31, 2016 was $18.3 million compared to $26.6 million for the same period of 2015, a decrease of 31.1%. This decrease resulted primarily from a decrease in the amount of pipeline easement income to $9.7 million for the year ended December 31, 2016 compared to $18.2 million for the same period of 2015. During 2016, the Trust changed its historical policy of allowing perpetual easements in favor of term easements. Term easements require that revenue from the easements be recognized over the term of the agreement, which is generally 10 years. As a result, $7.8 million of easement income received for the year ended December 31, 2016 was deferred and therefore not reflected in the statements of income and total comprehensive income in the current year. The decrease in pipeline easement income was partially offset by an increase in sundry lease rental income and sundry income. Easements and sundry income is unpredictable and may vary significantly from period to period.

Land sales and other income. Land sales and other income for the year ended December 31, 2016 was $3.4 million compared to $23.1 million for the same period of 2015 a decrease of $19.7 million, or 85.1%. A total of approximately 774.6 acres were sold during the year ended December 31, 2016 at an average price of $3,803 per acre, compared to 20,941 acres during the year ended December 31, 2015 at an average price per acre of $1,080.

Net income. Net income for the Land and Resource Management segment was $32.0 million for the year ended December 31, 2016 compared to $46.9 million for the year ended December 31, 2015. Net income for the year ended December 31, 2015 included $22.6 million of revenue generated by land sales (pre-tax) while net income for the year ended December 31, 2016 only included land sales (pre-tax) of $2.9 million. This decrease was partially offset by increased oil and gas royalties for the year ended December 31, 2016 over the same period of 2015.

Water Service and Operations

Water sales and royalties. Water sales and royalty revenues for the years ended December 31, 2016 and 2015 were $8.1 million and $4.8 million, respectively. The increase of $3.3 million for the year ended December 31, 2016 over the comparable period of 2015 is generally attributable to an increase in royalties received from existing agreements with operators.

Net income. Net income for the Water Service and Operations segment was $5.2 million for the year ended December 31, 2016 compared to $3.1 million for the year ended December 31, 2015. This increase is directly related to the increase in water royalty revenues during the year ended December 31, 2016 compared to the same period of 2015.

Other Financial Data — Consolidated

Taxes, other than income taxes. Taxes, other than income taxes, were $1.8 million for the year ended December 31, 2016 compared to $1.5 million for the same period in 2015. Oil and gas production taxes were $1.6 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively, an increase of $0.3 million.

All other expenses. All other expenses were $3.1 million for the year ended December 31, 2016 compared to $2.7 million for the year ended December 31, 2015. This increase resulted primarily from expenses related to the data conversion portion of a project that began in the third quarter of 2015 to enhance the information systems of the Trust and, to a lesser extent, increases in legal and professional fees and salaries and related employee benefits expense.

Cash Flow Analysis

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Cash flows provided by operating activities for the years ended December 31, 2017 and 2016 were $93.8 million and $41.0 million, respectively. This increase in operating cash flows is principally due to increases in oil and gas royalties collected, easements and sundry payments received and water sales and royalties collected during the year ended December 31, 2017 over the year ended December 31, 2016.

Cash flows used in investing activities were $18.7 million compared to $1.0 million for the years ended December 31, 2017 and 2016, respectively. The increased use of investing cash flows is due to our investment of $17.7 million in water service-related assets during 2017.

Cash flows used in financing activities were $44.9 million compared to $35.6 million for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Trust paid a special dividend of $1.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2017 totaling $7.9 million on March 16, 2017. No special dividends were paid for the year ended December 31, 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Cash flows provided by operating activities for the years ended December 31, 2016 and 2015 were $41.0 million and $49.6 million, respectively. This decrease in operating cash flows is principally due to the decrease in land sales from $22.6 million in the year ended December 31, 2015 to $2.9 million for the year ended December 31, 2016. This effect was partially offset by increased water royalties and increased oil and gas royalties collected during the year ended December 31, 2016 over the same period of 2015.

Cash flows used in investing activities were nominal for the years ended December 31, 2016 and 2015, respectively.

Cash flows used in financing activities were $35.6 million compared to $31.2 million for the years ended December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, the Trust repurchased 190,750 Sub-shares for a cost of $33.1 million and 204,335 Sub-shares for a cost of $28.8 million, respectively.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are its revenues from oil, gas and water royalties, easements and sundry income, and water and land sales.

Our primary liquidity and capital requirements are for capital expenditures related to our water service and operations segment, working capital and general corporate needs. As of December 31, 2017, we had a cash and cash equivalents balance of $79.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase additional Sub-share Certificates subject to market conditions, and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Trust has not engaged in any off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2017, the Trust’s known contractual obligations were as follows (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (1)	1,050	164	345	333	208
Purchase obligations (2)	740	740	—	—	—
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	—	—	—	—	—
Total	$1,790	$904	$345	$333	$208

(1)	Includes office leases for our corporate office which expires in 2025 and office in Midland, Texas which expires in 2022.

(2)	Includes a purchase contract to acquire approximately 640 acres of land in West Texas.

Effects of Inflation

We do not believe that inflation has had a material impact on our operating results. We cannot assure you, however, that future increases in our costs will not occur or that any such increases that may occur will not adversely affect our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the Notes to the Consolidated Financial Statements. Consistent with our disclosure policies, we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment.

Valuation of Real Estate Acquired Through Foreclosure

The value of real estate acquired through foreclosure is established at the lower of cost or fair value less disposition costs at the date of foreclosure. Cost is considered to be the aggregate of the outstanding principal and interest, past due ad valorem taxes and other fees associated with the foreclosure. Subsequent to the foreclosure date, valuations are periodically performed or obtained by management when events or changes in circumstances indicate that the full carrying amount may not be recoverable. At such time, a valuation allowance is established to reduce the carrying value to the estimated fair value. Valuation of the real estate is based on the estimates of management and is subject to judgment. At December 31, 2017 and 2016, no valuation allowances were recorded.

Gain Recognition on Land Sales

Any gain or loss on the sale of land is calculated in accordance with GAAP. The Trust has established policies for the sale of land which result in the full accrual method of gain recognition. This policy generally requires that the Trust receive a minimum cash down payment of 25% of the sales price on each sale and that any related notes receivable require regular principal and interest payments, payable over terms from 5 to 15 years.

New Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Trust’s financial instruments consist of cash, accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included in our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

(b)       Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2017.

(c)       Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d)       Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)       Trustees:

Name	Age	Position and Offices Held with Registrant	Period During Which Person Has Served in Office

Maurice Meyer III	82	Trustee, Chairman of the Trustees, Chairman of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003.

John R. Norris III	64	Trustee and Member of Nominating, Compensation and Governance Committee	Trustee since June 7, 2000.

David E. Barry	72	Trustee, Member of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since January 12, 2017.

We believe Mr. Meyer’s qualifications to serve as a Trustee include the wealth of knowledge and understanding concerning the Trust which he has gained in his 27 years of service as a Trustee. In addition, prior to his retirement, he spent his entire career in the securities industry which enables him to bring particularized expertise to provide guidance and assistance to management in administering the Trust’s repurchases of Sub-shares prescribed by the terms of the Declaration of Trust.

We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas, Texas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces. In addition to his 17 years of experience as a Trustee, Mr. Norris advised the Trust on legal matters for many years prior to his election as a Trustee.

We believe Mr. Barry’s qualifications to serve as a Trustee include his legal expertise and knowledge gained over a 43 year career at Kelley Drye & Warren LLP, including representing the Trust for many years prior to his election as a Trustee, as well as his experience in commercial real estate including in Texas.

(b)       Executive Officers:

Name	Age	Position and Offices Held with Registrant	Period During Which Person Has Served in Office
Tyler Glover	33	General Agent, Chief Executive Officer and Secretary

General Agent, Chief Executive Officer and Secretary as of November 5, 2016. Assistant General Agent from December 1, 2014 through November 5, 2016. Mr. Glover had previously served as Field Agent from September 2011 through December 1, 2014.

Robert J. Packer	48	General Agent and Chief Financial Officer	General Agent as of November 5, 2016. Chief Financial Officer as of December 1, 2014. Mr. Packer had previously served as Accounting Supervisor from March 21, 2011 through December 1, 2014.

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

(c)        Certain Significant Employees. Robert A. Crain, age 39, joined the Trust in June 2017 as the Executive Vice President of TPWR, the Trust’s wholly-owned subsidiary formed in June 2017, to lead the operations of TPWR. Prior to joining the Trust, Mr. Crain was Water Resources Manager with EOG Resources where he led the development of EOG’s water resource programs across multiple divisions including the Eagle Ford and Permian basins.

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

(f)       Involvement in Certain Legal Proceedings. During the past 10 years, no Trustee or executive officer has been involved in any event reportable under this caption.

(g)       Promoters and Control Persons. Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trustees, the Trust’s executive officers and persons who beneficially own more than 10% of its Sub-share Certificates to file reports of ownership and changes in ownership with the Commission and to furnish the Trust with copies of all such reports they file. Based on the Trust’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Trust believes that none of its Trustees, executive officers or persons who beneficially own more than 10% of the Sub-share Certificates failed to comply with Section 16(a) reporting requirements in 2017.

Code of Ethics

The Trust has adopted a Code of Conduct and Ethics applicable to its Chief Executive Officer, Chief Financial Officer and certain other employees. A copy of the Code of Ethics has been made available on the Trust’s corporate website. We maintain our website at www.TPLTrust.com. The information contained on our website is not part of this Report. We intend to disclose any amendment to, or waiver of, a provision of our Code of Conduct by filing a Current Report on Form 8-K with the SEC.

Nominating, Compensation and Governance Committee; Changes in Procedures Regarding Nomination of Trustees

There have been no material changes to the procedures by which security holders may recommend nominees to the Trust’s Board of Trustees. The Trust has a standing Nominating, Compensation and Governance Committee. The current members of the Nominating, Compensation and Governance Committee are Messrs. Meyer, Norris and Barry. The Nominating, Compensation and Governance Committee has adopted a formal written charter (the “Nominating, Compensation and Governance Charter”). The Nominating, Compensation and Governance Committee is responsible for identifying and evaluating potential trustees in the event that a vacancy arises, determining compensation of the Trustees and the executive officers, and overseeing corporate governance matters. The Nominating, Compensation and Governance Charter is available on the Trust’s Internet website at www.TPLTrust.com.

Audit Committee

The Trust has a standing Audit Committee of its Board of Trustees. The current members of the Audit Committee are Messrs. Meyer and Barry. The Audit Committee has adopted a formal written charter (the “Audit Charter”). The Audit Committee is responsible for ensuring that the Trust has adequate internal controls and is required to meet with the Trust’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, pre-approval of work, compensation and oversight of the auditors. The Audit Charter is available on the Trust’s Internet website at www.TPLTrust.com.

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

Item 11. Executive Compensation.

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

The Trust has not incorporated equity-related or other long-term compensation elements in its compensation programs. The Declaration of Trust pursuant to which the Trust was created empowers the Trustees to manage the lands with all the powers of an absolute owner. At their discretion, the Trustees may pay dividends to the certificate holders or repurchase and cancel outstanding certificates. In view of that general directive to the Trustees, the issuance of equity to executive officers has not been made a part of the Trust’s compensation program.

As part of its compensation program the Trust maintains both a qualified defined benefit pension plan and a qualified defined contribution plan which are both available to employees generally, as well as to the Named Executive Officers. These plans are designed to assist employees in planning adequately for their retirement.

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

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary ($)	Bonus ($)	Change in Actuarial Present Value of Accumulated Benefits ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
Tyler Glover	2017	381,250	300,000	24,810	18,000	724,060
General Agent, Chief Executive	2016	152,889	30,000	9,259	9,173	201,321
Officer and Secretary (as of Nov. 5, 2016)	2015	112,083	30,000	3,246	6,725	152,054

Robert J. Packer	2017	381,250	300,000	42,639	29,000	752,889
General Agent and Chief Financial	2016	165,556	30,000	19,563	9,933	225,052
Officer (as of Nov. 5, 2016)	2015	127,083	30,000	7,992	7,625	172,700

(1)

Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans) from the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited consolidated financial statements for the prior completed fiscal year to the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited consolidated financial statements for the covered fiscal year.

(2)	Represents contributions by the Trust to the account of the Named Executive Officer under the Trust’s defined contribution retirement plan.

(3)

The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officer for all years presented have not been reflected in the table because the amount was below the SEC’s $10,000 threshold for disclosure except for Mr. Packer, whose perquisites consisted of $11,000 in automobile allowance.

Pay Ratio Disclosure

For purposes of calculating the 2017 ratio of the median annual total compensation of all employees to the total annual compensation of the Chief Executive Officer, the Trust included in its calculation of compensation base salary and annual bonus amounts.  The Trust used December 31, 2017 as its measurement date.  Base salary amounts were annualized for any employee who had less than a full year of service during 2017. Total compensation for Mr. Glover, the Trust’s Chief Executive Officer, was determined to be $681,250 and was approximately 7 times the median annual compensation of all Trust employees, excluding the Chief Executive Officer, of $102,500.  For purposes of this calculation, the Trust had 25 employees, excluding the Chief Executive Officer.

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year $
Tyler Glover	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	5.0	46,472	-

Robert J. Packer	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	5.5	93,389	-

The Restated Texas Pacific Land Trust Revised Employees’ Pension Plan is a noncontributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code in which our employees, excluding the Trustees, participate. The remuneration covered by the Plan is Salary. The Plan provides a normal retirement benefit beginning at age 65 equal to 1.5% of a participant’s average Salary for the last five years prior to retirement for each year of Credited Service under the Plan. Credited Service is earned from the participant’s date of membership in the Plan, which is generally not the participant’s date of hire by the Trust. For information concerning the valuation method and material assumptions used in quantifying the present value of the Named Executive Officers’ current accrued benefits, see Note 5, “Employee Benefit Plans” of the Notes to Financial Statements incorporated by reference in Item 8 of this Report.

As of December 31, 2017, the annual accrued normal retirement benefits are estimated to be $10,509 and $12,451 for Mr. Glover and Mr. Packer, respectively.

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

Trustee Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
Maurice Meyer III	4,000	4,000
John R. Norris III	2,000	2,000
David E. Barry	2,000	2,000

(1)	As Chairman, Mr. Meyer receives $4,000 annually for his services as Chairman of the Trustees. Each of the other Trustees receives $2,000 annually for his services as such.

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

Maurice Meyer III

John R. Norris III

David E. Barry

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

The Trust does not maintain any compensation plans (or individual compensation arrangements) under which equity securities of the Trust are authorized for issuance.

(a)       Security Ownership of Certain Beneficial Owners. The following table sets forth information as to all persons known to the Trust to be the beneficial owner of more than 5% of the Trust’s voting securities (Certificates of Proprietary Interest and Sub-share Certificates) as of February 14, 2018. The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class
Horizon Kinetics LLC (1) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,769,979	Sub-share Certificates	22.6%

(1)

The information set forth is based on a joint filing on Schedule 13D/A No.1 made on August 16, 2017 by Horizon Kinetics LLC (“Horizon”), Kinetics Asset Management, LLC (“Kinetics”), Horizon Asset Management LLC (“HAM”) and Kinetics Advisors, LLC (“Advisors”). According to the filing, Horizon has shared voting power and shared dispositive power with respect to 1,769,979 of the Sub-share Certificates, Kinetics has sole voting power and sole dispositive power with respect to 784,695 of the Sub-share Certificates, HAM has sole voting power and dispositive power with respect to 941,143 of the Sub-share Certificates, and Advisors has sole voting power and dispositive power with respect to 44,141 of the Sub-share Certificates. The filing indicates that Horizon is a holding company and Kinetics, HAM and Advisors are investment advisers and that the Sub-share Certificates were acquired for investment purposes.

(b)       Security Ownership of Management: The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly by all Trustees and Named Executive Officers, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 14, 2018		Percent of Class

Sub-share Certificates	Maurice Meyer III	68,250	(2)	*

Sub-share Certificates	John R. Norris III	1,000		*

Sub-share Certificates	David E. Barry	100		*

Sub-share Certificates	Tyler Glover	--		--

Sub-share Certificates	Robert J. Packer	100		*

Sub-share Certificates	All Trustees and Officers as a Group	69,450		*

_______________________

*Indicates ownership of less than 1% of the class.

(1)

The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. On February 14, 2018, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

(2)	Does not include 11,500 Sub-shares owned by the wife of Mr. Meyer with respect to which Mr. Meyer disclaims any beneficial ownership.

(c)       Changes in Control. Texas Pacific has no knowledge of any arrangement that may result in any change of control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)       Transactions with Related Persons. There are no significant reportable transactions or currently proposed transactions between Texas Pacific and any Trustee or executive officer of Texas Pacific or any 5% security holder of Texas Pacific or any member of the immediate family of any of the foregoing persons.

(b)       Review, Approval or Ratification of Transactions with Related Persons. Transactions with Trustees, executive officers or 5% or greater stockholders, or immediate family members of the foregoing, which might require disclosure pursuant to paragraph (a), above, would be subject to review, approval or ratification by the Nominating, Compensation and Governance Committee of the Trustees. That Committee is composed of all of the Trustees. The Committee’s charter empowers it to review any transactions, including loans, which may confer any benefit upon any Trustee, executive officer or affiliated entity to confirm compliance with the Trust’s Code of Conduct and Ethics and applicable law. The Committee has not adopted specific standards for evaluating such transactions beyond that mentioned above, because it is the sense of the Trustees that the activities and procedures of the Committee should remain flexible so that it may appropriately respond to changing circumstances.

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

Item 14. Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, LLC (“Lane Gorman Trubitt”) during 2017 and 2016 were furnished at customary rates. A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2017 and 2016 is set forth below:

Audit Fees. Lane Gorman Trubitt billed the Trust approximately $112,600 in 2017 and $100,850 in 2016 in connection with its audits of the consolidated financial statements and internal controls over financial reporting of the Trust in 2017 and 2016.

Audit-Related Fees. Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2017 or 2016 not included in “Audit Fees”, above.

Tax Fees. Lane Gorman Trubitt did not bill the Trust for any tax fees in 2017 or 2016.

All Other Fees. Lane Gorman Trubitt did not bill the Trust any other fees in either 2017 or 2016.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Financial Statements.

See “Index to Financial Statements.”

(b)   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Texas Pacific Land Trust, Declaration of Trust, dated February 1, 1888, by Charles J. Canda, Simeon J. Drake, and William Strauss, Trustees (incorporated herein by reference to Exhibit 3.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-00737)).

21.1*	Subsidiaries of the Trust

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Total Comprehensive Income; (iii) Consolidated Statements of Net Proceeds from All Sources and (iv) Consolidated Statements of Cash Flows.

*Filed or furnished herewith.

(c)   Not applicable.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2018.

TEXAS PACIFIC LAND TRUST

By:	/s/ Tyler Glover
Tyler Glover General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2018.

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
David E. Barry

Item 15(a). Financial Statements.

All schedules have been omitted because the required information is contained in the consolidated financial statements or related notes, or is not applicable or immaterial.

Report of Independent Registered Public Accounting Firm

To the Trustees and Certificate Holders

Texas Pacific Land Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2017 and 2016, and the related consolidated statements of income and total comprehensive income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Members of AICPA and The Leading Edge Alliance

2626 Howell Street  l  Suite 700  l  Dallas, TX   75204  l  Main 214.871.7500  l   Fax 214.871.0011  l  www.lgt-cpa.com

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of management and directors of the Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Trust’s auditor since 2005.

Dallas, Texas

February 28, 2018

TEXAS PACIFIC LAND TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except acres, share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS

Cash and cash equivalents	$79,580	$49,418
Accrued receivables	18,205	6,550
Other assets	850	328
Deferred tax asset	6,992	3,875
Prepaid income taxes	1,202	—
Property, plant and equipment, net of accumulated depreciation of $463 and $165 in 2017 and 2016, respectively	19,516	1,168
Real estate acquired	1,115	1,115
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights) situated in eighteen counties in Texas – 877,633 acres in 2017 and 877,488 acres in 2016	—	—
1/16th nonparticipating perpetual royalty interest in 373,777 acres	—	—
1/128th nonparticipating perpetual royalty interest in 85,414 acres	—	—
Total assets	$127,460	$62,454

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$5,608	$827
Income taxes payable	851	1,951
Other taxes payable	433	277
Unearned revenue	41,375	11,775
Total liabilities	48,267	14,830
Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; outstanding 0 Certificates	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.03 1/3 each; outstanding 7,821,599 and 7,927,314 Sub-shares in 2017 and 2016, respectively	—	—
Accumulated other comprehensive loss	(804)	(960)
Net proceeds from all sources	79,997	48,584
Total capital	79,193	47,624
Total liabilities and capital	$127,460	$62,454

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST

CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME

(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Income:
Oil and gas royalties	$61,315	$29,997	$24,860
Easements and sundry income	44,760	18,346	26,612
Water sales and royalties	25,536	8,125	4,801
Land sales	220	2,945	22,617
Other income	498	498	525
	132,329	59,911	79,415
Expenses:
Taxes, other than income taxes	3,161	1,779	1,477
Salaries and related employee benefits	3,232	1,241	1,196
General and administrative expenses	1,762	1,004	788
Water service-related expenses	491	—	—
Legal and professional fees	3,523	778	665
Depreciation and amortization	376	43	25
Trustees’ compensation	8	8	8
	12,553	4,853	4,159
Operating income	119,776	55,058	75,256
Interest income earned from investments	84	29	27
Income before income taxes	119,860	55,087	75,283
Income taxes:
Current	46,864	22,041	25,430
Deferred	(3,365)	(4,194)	(186)
	43,499	17,847	25,244
Net income	$76,361	$37,240	$50,039

Amortization of net actuarial costs and prior service costs, net of income taxes of $38, $49, and $52, respectively	70	91	96
Net actuarial gain on pension plan net of income taxes of $46, $107, and $4, respectively	86	198	8
Total other comprehensive gain	156	289	104
Total comprehensive income	$76,517	$37,529	$50,143

Net income per Sub-share Certificate	$9.72	$4.66	$6.10

Weighted average number of Sub-share Certificates outstanding	7,854,705	7,989,030	8,197,632

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST

CONSOLIDATED STATEMENTS OF NET PROCEEDS FROM ALL SOURCES

 (in thousands, except share and per share amounts)

	Sub-share	Accumulated
	Certificates of	Other	Net Proceeds
	Proprietary	Comprehensive	From All	Total
	Interest	Income (Loss)	Sources	Capital
Balances at December 31, 2014	8,322,399	$(1,353)	$28,070	$26,717
Net income	—	—	50,039	50,039
Periodic pension costs, net of income taxes of $56	—	104	—	104
Cost of 204,335 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(204,335)	—	(28,770)	(28,770)
Dividends paid - $0.29 per Sub-share Certificate	—	—	(2,403)	(2,403)
Balances at December 31, 2015	8,118,064	(1,249)	46,936	45,687
Net income	—	—	37,240	37,240
Periodic pension costs, net of income taxes of $156	—	289	—	289
Cost of 190,750 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(190,750)	—	(33,085)	(33,085)
Dividends paid - $0.31 per Sub-share Certificate	—	—	(2,507)	(2,507)
Balances at December 31, 2016	7,927,314	(960)	48,584	47,624
Net income	—	—	76,361	76,361
Periodic pension costs, net of income taxes of $84	—	156	—	156
Cost of 105,715 Sub-share Certificates in Certificates of Proprietary Interest purchased and cancelled	(105,715)	—	(34,267)	(34,267)
Regular dividends paid - $0.35 per Sub-share Certificate	—	—	(2,769)	(2,769)
Special dividends paid - $1.00 per Sub-share Certificate	—	—	(7,912)	(7,912)
Balances at December 31, 2017	7,821,599	$(804)	$79,997	$79,193

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$76,361	$37,240	$50,039
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(3,117)	(4,038)	(130)
Depreciation and amortization	376	43	25
(Gain) loss on disposal of fixed assets	(4)	8	(1)
Changes in operating assets and liabilities:
Accrued receivables and other assets	(12,226)	(2,874)	(564)
Income taxes payable	(1,100)	1,316	228
Prepaid income taxes	(1,202)	—	816
Notes receivable for land sales	49	44	784
Unearned revenue	29,600	9,196	(1,361)
Accounts payable, accrued expenses and other liabilities	5,093	22	(270)
Net cash provided by operating activities	93,830	40,957	49,566
Cash flows from investing activities:
Proceeds from sale of fixed assets	27	18	25
Purchase of fixed assets	(18,747)	(977)	(221)
Net cash used in investing activities	(18,720)	(959)	(196)
Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(34,267)	(33,085)	(28,770)
Dividends paid	(10,681)	(2,507)	(2,403)
Net cash used in financing activities	(44,948)	(35,592)	(31,173)
Net increase in cash and cash equivalents	30,162	4,406	18,197
Cash and cash equivalents, beginning of period	49,418	45,012	26,815
Cash and cash equivalents, end of period	$79,580	$49,418	$45,012

Supplemental disclosure of cash flow information:
Income taxes paid	$49,002	$20,725	$24,386

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business Segments

Texas Pacific Land Trust (which, together with its subsidiary as the context requires, may be referred to as “Texas Pacific”, the “Trust”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 890,000 acres of land in West Texas. Texas Pacific was organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the original holders of certain debt securities of the Texas and Pacific Railway Company.

The Trust announced the formation of Texas Pacific Water Resources LLC (“TPWR”) in June 2017. TPWR, a single member LLC and wholly owned subsidiary of the Trust, focuses on providing a full-service water offering to operators in the Permian Basin. These services include brackish water sourcing, produced-water gathering/treatment/recycling, infrastructure development/construction, disposal, water tracking, analytics and well testing services.

The Trust is organized to manage land, including royalty interests, for the benefit of its owners. The Trust’s income is derived primarily from oil, gas and water royalties, sales of water and land, easements and leases of the land.

We operate our business in two segments: Land and Resource Management and Water Service and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Trust and provide a framework for timely and rational allocation of resources within businesses. See Note 9, “Business Segment Reporting” for further information regarding our segments.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our consolidated accounts and the accounts of our wholly owned subsidiary, TPWR. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition – Oil and Gas Royalties

Oil and gas royalties (“O&G royalties”) are received in connection with royalty interests owned by the Trust. O&G royalties are recognized as revenue when crude oil and gas products are removed from the respective mineral reserve locations. O&G royalty payments are generally received one to three months after the crude oil and gas products are removed. An accrual is included in accrued receivables for amounts not received during the month removed based on historical trends.

The O&G royalties which the Trust receives are dependent upon the market prices for oil and gas. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations.

The Trust has analyzed public reports of drilling activities by the oil companies operating where the Trust has an O&G royalty interest in an effort to identify unpaid royalties associated with royalty interests owned by the Trust. Rights to certain O&G royalties believed by the Trust to be due and payable may be subject to dispute with the oil company involved as a result of disagreements with respect to drilling and related engineering information. Disputed O&G royalties are recorded when these contingencies are resolved.

Revenue Recognition - Easements and Sundry Income

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

Revenue Recognition - Water Sales and Royalties

Water revenues encompass royalties received pursuant to legacy agreements with operators and direct sales of water to operators and other customers. The earnings cycle for both revenue streams is complete upon delivery of water. Water revenues are recognized as earned.

Revenue Recognition – Land Sales

Income is recognized on land sales during the periods in which such sales are closed and sufficient amounts of cash down payments are received using the full accrual method of gain recognition. For income tax purposes, land sales are recognized on the installment method. The sales price of land sales are reflected as income and the cost of the respective parcels of land are reflected as expenses as these parcels of land are not primarily held as income-producing “operating” properties.

Cash and Cash Equivalents

The Trust considers investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases, water sales or royalty agreements, and sundry leases. Accrued receivables are reflected at their net realizable value based on historical royalty and lease receipt information and other factors anticipated to affect valuation. A valuation allowance is recorded if amounts expected to be received are considered impaired. No allowance was considered necessary at December 31, 2017 and 2016.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Maintenance and repair costs are expensed as incurred. The Trust capitalizes the cost of software developed by a third party for the Trust’s internal use. Costs associated with our development of water well fields and re-use facilities are capitalized. We account for depreciation of property, plant and equipment on the straight-line method over the estimated useful lives of the assets. Depreciable lives by category are as follows:

Fencing, water wells and water well fields (in years)	10	to	15
Software developed for internal use (in years)		5
Office furniture, equipment and vehicles (in years)	5	to	7

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

Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s land and royalty interests was not determined in 1888 when the Trust was formed; therefore, no value is assigned to the land, royalty interests, Certificates of Proprietary Interest, and Sub-share Certificates in Certificates of Proprietary Interest in the accompanying consolidated balance sheets. Consequently, in the consolidated statements of income and total comprehensive income, no allowance is made for depletion and no cost is deducted from the proceeds of original land sales. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to the Trust’s financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties. Minimal real estate improvements are made to land.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at December 31, 2017 and 2016.

Concentrations of Credit Risk

We invest our cash and cash equivalents among two major financial institutions and U.S. Treasury bills (with maturities less than three months) in an attempt to minimize exposure to any one of these entities. As of December 31, 2017 and 2016, we had cash and cash equivalents deposited in our financial institutions in excess of federally-insured levels. We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Net Income per Sub-share Certificate

Net income per Sub-share Certificate is based on the weighted average number of Sub-share Certificates in Certificates of Proprietary Interest and equivalent Sub-share Certificates of Proprietary Interest outstanding during each period.

Purchases and Retirements of Sub-share Certificates

The costs of Sub-share Certificates purchased and retired are charged to net proceeds from all sources.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under GAAP, are excluded from net income.

Significant Customers

Two customers represented, in the aggregate, 26.5%, 23.7% and 18.8% of the Trust’s total revenues (prior to any revenue deferral) for the years ended December 31, 2017, 2016 and 2015, respectively.

 Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue Recognition (Topic 606): Revenue from Contracts with Customers.” The ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU allows for a practical expedient for companies to exclude sales or similar taxes collected from customers from the transaction price. Additionally, the ASU requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.

In preparation for adoption of the new standard on January 1, 2018, we have implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including our assessment that the impact of accounting for costs incurred to obtain a contract is immaterial.

The most significant impact of the standard is related to our accounting for easement agreements and to a lesser extent oil and gas royalties. Specifically, for term easement agreements, we will recognize revenue for term easements upon execution of these agreements, and as a result, we will no longer defer revenue on our term easements. Historically, oil and gas royalties have been adjusted for production taxes paid by operators with a charge to taxes, other than income taxes and a corresponding increase to revenue. We have elected the practical expedient allowed by the ASU and will exclude production taxes from revenue. Revenue recognition related to our land sales and other sundry income will remain substantially unchanged. Adoption of the standard will result in (i) the acceleration of easement and sundry income as unearned revenue decreases, (ii) a reduction in oil and gas royalty revenue with a corresponding reduction in taxes, other than income taxes, and (iii) an increase in deferred income tax expense for the years ended December 31, 2017 and 2016. In addition, we are implementing appropriate changes to our business processes, systems, and controls to support recognition and disclosure requirements as a result of the new standard. We plan to apply the full retrospective method with optional practical expedients upon adoption. Under this transition approach, all prior periods presented in the financial statements will be presented as though the new standard had always been in effect.

Expected Impact to Reported Results

Adoption of the standard related to revenue recognition is expected to impact our reports results as follows (in thousands, except per share amounts):

	As reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Statements of Income:
For the year ended December 31, 2017
Revenue	$132,329	$22,305	$154,634
Taxes, other than income taxes	3,161	(2,896)	265
Income taxes — deferred	(3,365)	4,331	966
Net income	76,361	20,870	97,231
Net income per Sub-share Certificate	9.72	2.66	12.38

For the year ended December 31, 2016
Revenue	$59,911	$6,197	$66,108
Taxes, other than income taxes	1,779	(1,612)	167
Income taxes — deferred	(4,194)	2,774	(1,420)
Net income	37,240	5,035	42,275
Net income per Sub-share Certificate	4.66	0.63	5.29

Consolidated Balance Sheets:
As of December 31, 2017
Assets:
Accrued receivables	$18,205	$(433)	$17,772
Deferred tax asset (liability)	6,992	(7,106)	(114)

Liabilities and Capital:
Unearned revenue	$41,375	$(33,011)	$8,364
Other taxes payable	433	(433)	—
Net proceeds from all sources	79,997	25,905	105,902

As of December 31, 2016
Assets:
Accrued receivables	$6,550	$(277)	$6,273
Deferred tax asset	3,875	(2,774)	1,101

Liabilities and Capital:
Unearned revenue	$11,775	$(7,809)	$3,966
Other taxes payable	277	(277)	—
Net proceeds from all sources	48,584	5,035	53,619

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new guidance will also require significant disclosures about the amount, timing and uncertainty of cash flows from leases. In January 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” that clarifies the application of the new lease guidance to land easements. The ASU allows an optional transition practical expedient, which if elected, would not require an entity to reassess the accounting treatment on existing or expired land easements not previously accounted for as leases under the current lease guidance. Any new or modified land easements would be evaluated under the new lease guidance upon adoption of the new lease standard. The new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which for the Trust is the first quarter of 2019. The Trust is currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” This ASU modifies the measurement of expected credit losses of certain financial instruments. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for the trust is the first quarter of 2020. The Trust is currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires employers to disaggregate the service cost component from the other components of net benefit cost in the income statement, provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The requirements of the new standard are effective for annual and interim reporting periods beginning after December 15, 2017. We intend to adopt the standard beginning January 1, 2018 using retrospective adoption. The Trust currently records service costs and net benefit costs within salaries and related employee benefits expense. Upon adoption, the service cost will be recorded within salaries and related employee benefits expense, and the other components of net benefit costs will be recorded in other income. The retrospective impact of future adoption for the years ended December 31, 2017, 2016 and 2015 is shown in the table below (in thousands):

	2017	2016	2015
Increase/(decrease) in operating income	$(30)	$44	$51
Increase/(decrease) in other income	30	(44)	(51)

No other effective or pending accounting pronouncements are expected to affect the Trust.

3.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016
Property, plant and equipment, at cost:
Water service-related assets (1)	$18,193	$501
Furniture, fixtures and equipment	1,786	832
Total property, plant and equipment, at cost	19,979	1,333
Less: Accumulated depreciation	(463)	(165)
Property, plant and equipment, net	$19,516	$1,168

(1)	Water service-related assets include water wells and water well fields related to water sourcing and water re-use.

Depreciation expense was $0.4 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

4.	Real Estate Acquired

Real estate acquired included the following activity for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017		2016
	Acres	Book Value	Acres	Book Value
Balance at January 1:	10,064.78	$1,115	10,064.78	$1,115

Additions	—	—	—	—
Sales	—	—	—	—
Balance at December 31:	10,064.78	$1,115	10,064.78	$1,115

No valuation allowance was necessary at December 31, 2017 and 2016.

5.	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed approximately $0.1 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2017 and 2016 using a measurement date of December 31 (in thousands):

	2017	2016
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$4,833	$4,884
Service cost	147	153
Interest cost	201	215
Actuarial (gain) loss	82	(203)
Benefits paid	(231)	(216)
Projected benefit obligation at end of year	$5,032	$4,833

Change in plan assets:
Fair value of plan assets at beginning of year	$4,937	$4,551
Actual return on plan assets	552	413
Contributions by employer	98	189
Benefits paid	(231)	(216)
Fair value of plan assets at end of year	5,356	4,937
Funded (unfunded) status at end of year	$324	$104

Amounts recognized in the balance sheets as of December 31, 2017 and 2016 consist of (in thousands):

	2017	2016

Assets	$324	$104
Liabilities	—	—
	$324	$104

Amounts recognized in accumulated other comprehensive income (loss) consist of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016

Net actuarial loss	$(1,246)	$(1,485)
Prior service cost	—	—

Amounts recognized in accumulated other comprehensive income (loss), before taxes	(1,246)	(1,485)
Income tax benefit	442	525
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$(804)	$(960)

Net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 include the following components (in thousands):

	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$147	$153	$160
Interest cost	201	215	200
Expected return on plan assets	(339)	(311)	(296)
Amortization of net loss	108	140	144
Amortization of prior service cost	—	—	3
Net periodic benefit cost	$117	$197	$211

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net actuarial (gain) loss	$(132)	$(305)	$(12)
Recognized actuarial loss	(108)	(140)	(144)
Recognized prior service cost	—	—	(4)
Total recognized in other comprehensive income, before taxes	$(240)	$(445)	$(160)
Total recognized in net benefit cost and other comprehensive income, before taxes	$(123)	$(248)	$51

The Trust reclassified $0.1 million net of income tax expense of less than $0.1 million out of accumulated other comprehensive income (loss) for net periodic benefit cost for each of the years ended December 31, 2017, 2016 and 2015, respectively. This amount is reflected in our consolidated statements of income and total comprehensive income within salaries and related employee benefits. The estimated net actuarial loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income (loss) into salaries and related employee benefits over the next fiscal year are $0.1 million and $0, respectively.

The following table summarizes the Plan assets in excess of projected benefit obligation and accumulated benefit obligation at December 31, 2017 and 2016 (in thousands):

	2017	2016
Plan assets in excess of projected benefit obligation:
Projected benefit obligation	$5,032	$4,833
Fair value of plan assets	$5,356	$4,937
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$4,510	$4,366
Fair value of plan assets	$5,356	$4,937

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2017, 2016 and 2015:

	2017	2016	2015
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.75%	4.25%	4.50%
Rate of compensation increase	7.29%	7.29%	7.29%

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	4.25%	4.50%	4.00%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	7.29%	7.29%	7.29%

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

The fair values of plan assets by major asset category at December 31, 2017 and 2016, respectively, are as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2017:
Cash and Cash Equivalents
Money Markets	$165	$165	$—	$—
Equities	670	670	—	—
Mutual Funds
Equity Funds	2,468	2,468	—	—
Fixed Income Funds	2,053	2,053	—	—
Total	$5,356	$5,356	$—	$—

As of December 31, 2016:
Cash and Cash Equivalents
Money Markets	$1,048	$1,048	$—	$—
Equities	445	445	—	—
Mutual Funds
Equity Funds	1,684	1,684	—	—
Fixed Income Funds	1,760	1,760	—	—
Total	$4,937	$4,937	$—	$—

Management intends to fund the minimum ERISA amount for 2018. The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten-year period (in thousands):

Year ending December 31,	Amount
2018	$244
2019	266
2020	279
2021	272
2022	264
2023 to 2027	1,213

6.	Income Taxes

The income tax provision charged to operations for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Current:
U.S. Federal	$46,013	$21,665	$25,030
State and local	851	376	400
	46,864	22,041	25,430
Deferred benefit	(3,365)	(4,194)	(186)
	$43,499	$17,847	$25,244

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before Federal income taxes as a result of the following (in thousands):

	2017	2016	2015
Computed tax expense at the statutory rate	$41,951	$19,280	$26,349
Reduction in income taxes resulting from:
Statutory depletion	(3,378)	(1,609)	(1,321)
State taxes	397	205	257
Effect of change in statutory tax rate (1)	4,519	—	—
Other, net	10	(29)	(41)
	$43,499	$17,847	$25,244

(1)	The effect of the anticipated change in statutory income tax rate from 35% to 21% effective January 1, 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred revenue	$8,902	$4,177
Basis difference in pension plan liability	—	(36)
Total deferred tax assets	8,902	4,141

Basis differences in property, plant and equipment	1,691	—
Basis differences in real estate acquired through foreclosure	142	234
Basis difference in pension plan liability	68	—
Deferred installment revenue on land sales for tax purposes	9	32
Total deferred tax liability	1,910	266
Net deferred tax asset	$6,992	$3,875

The Trust files a U. S. Federal income tax return. With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2014.

7.	Lease Commitments

The Trust is a lessee under operating leases in connection with its administrative offices located in Dallas and Midland, Texas. The lease agreements require monthly rent payments and expire in March 2025 and August 2022, respectively. Future minimum lease payments were as follows at December 31, 2017 (in thousands):

Year ending December 31,	Amount
2018	$164
2019	170
2020	175
2021	180
2022	153
Thereafter	208
$1,050

Rent expense for these lease agreements amounted to approximately $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8.	Capital

Certificates of Proprietary Interest (“Certificates”) and Sub-share Certificates in Certificates of Proprietary Interest (“Sub-shares”) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2017 and 2016.

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

9.	Business Segment Reporting

In its operation of the business, management, including our chief operating decision makers, reviews certain financial information, including segmented internal profit and loss statements prepared in accordance with GAAP. During the periods presented, we reported our financial performance based on the following segments: Land and Resource Management and Water Service and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Trust and provide a framework for timely and rational allocation of resources within businesses. We eliminate any inter-segment revenues and expenses upon consolidation.

The Land and Resource Management segment encompasses the business of managing approximately 890,000 acres of land and related resources in West Texas owned by the Trust. The revenue streams of this segment consist of royalties from oil and gas, land sales, and revenues from easements and leases.

The Water Service and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin as well as managing agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. The revenue streams of this segment consist of revenues from royalties on sales of water as well as revenue generated from direct sales of water.

Segment financial results were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues:
Land and resource management	$101,035	$51,786	$74,614
Water service and operations	31,294	8,125	4,801
Total consolidated revenues	$132,329	$59,911	$79,415

Net income:
Land and resource management	$57,598	$32,014	$46,943
Water service and operations	18,763	5,226	3,096
Total consolidated net income	$76,361	$37,240	$50,039

Capital Expenditures:
Land and resource management	$920	$478	$221
Water service and operations	17,827	499	—
Total capital expenditures	$18,747	$977	$221

Depreciation and amortization:
Land and resource management	$136	$24	$25
Water service and operations	240	19	—
Total depreciation and amortization	$376	$43	$25

	December 31, 2017	December 31, 2016

Total Assets:
Land and resource management	$104,974	$61,974
Water service and operations	22,486	480
Total consolidated assets	$127,460	$62,454

Property, plant and equipment, net:
Land and resource management	$1,449	$688
Water service and operations	18,067	480
Total consolidated property, plant and equipment, net	$19,516	$1,168

10.	Subsequent Events

The Trust evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following event that met recognition or disclosure criteria was identified:

At their February 2018 meeting, the Trustees declared a cash dividend of $1.05 per Sub-share, payable March 16, 2018 to sub-shareholders of record at the close of business on March 9, 2018. Additionally, the Trustees declared a special dividend of $3.00 per Sub-share, payable March 16, 2018 to sub-shareholders of record at the close of business on March 9, 2018.

11.	Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2017, 2016 and 2015, respectively: oil (in barrels) – 818,854, 569,585 and 383,961, and gas (in thousands of cubic feet) – 4,174,691, 2,612,965 and 1,910,389. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. Currently, the Trust has identified 206 DUC wells affected by our royalty interest. The process of identifying these wells is ongoing and we anticipate updates going forward to be affected by a number of factors including, but not limited to, ongoing changes/updates to our identification process, changes/updates by Drilling Info (our main source of information in identifying these wells) in their identification process, the eventual completion of these DUC wells, and additional wells drilled but not completed by companies operating where we have a royalty interest.

12.	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2017 and 2016 (in thousands, except per share amounts):

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Income	$38,321	$42,497	$27,358	$24,238
Income before income taxes	$33,913	$39,091	$24,741	$22,114
Net income	$18,361	$26,405	$16,711	$14,885
Net income per Sub-share Certificate	$2.35	$3.36	$2.12	$1.88

	Quarter ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Income	$17,573	$14,273	$16,196	$11,898
Income before income taxes	$16,081	$13,100	$15,103	$10,802
Net income	$10,907	$8,929	$10,123	$7,280
Net income per Sub-share Certificate	$1.37	$1.12	$1.26	$0.90