Form 10-Q
period 2018-03-31
TEXAS PACIFIC LAND TRUST
filed 2018-05-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the Registrant had 7,805,498 Sub-share Certificates outstanding.

TEXAS PACIFIC LAND TRUST
Form 10-Q
Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except acres, shares and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash and cash equivalents	$71,301	$79,580
Accrued receivables	27,644	17,773
Other assets	3,076	849
Prepaid income taxes	—	1,202
Property, plant and equipment, net of accumulated depreciation of $791 and $463 as of March 31, 2018 and December 31, 2017, respectively	31,029	19,516
Real estate acquired	1,866	1,115
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights) situated in eighteen counties in Texas – 877,514 acres and 877,633 acres as of March 31, 2018 and December 31, 2017, respectively	—	—
1/16th nonparticipating perpetual royalty interest in 373,777 acres	—	—
1/128th nonparticipating perpetual royalty interest in 85,414 acres	—	—
Total assets	$134,916	$120,035

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$4,855	$5,608
Income taxes payable	10,473	851
Deferred taxes payable	114	114
Unearned revenue	8,932	8,364
Total liabilities	24,374	14,937

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 7,808,453 and 7,821,599 Sub-shares as of March 31, 2018 and December 31, 2017, respectively	—	—
Accumulated other comprehensive loss	(791)	(804)
Net proceeds from all sources	111,333	105,902
Total capital	110,542	105,098
Total liabilities and capital	$134,916	$120,035

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Income:
Oil and gas royalties	$26,547	$10,588
Easements and sundry income	16,978	14,867
Water sales and royalties	13,607	4,828
Land sales	2,750	—
Other operating income	125	124
Total income	60,007	30,407

Expenses:
Salaries and related employee benefits	2,289	386
Water service-related expenses	1,306	—
General and administrative expenses	808	340
Legal and professional fees	647	715
Depreciation and amortization	330	19
Taxes, other than income taxes	144	55
Trustees’ compensation	2	2
Total expenses	5,526	1,517

Operating income	54,481	28,890

Other income	130	7
Income before income taxes	54,611	28,897
Income taxes	10,820	9,638
Net income	$43,791	$19,259

Other comprehensive income – periodic pension costs, net of income taxes of $3 and $9, respectively	13	17
Total comprehensive income	$43,804	$19,276

Weighted average number of Sub-share Certificates outstanding	7,818,168	7,919,085

Basic and dilutive earnings per Sub-share Certificate on net income	$5.60	$2.43

Cash dividends per Sub-share Certificate	$4.05	$1.35

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$43,791	$19,259
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	—	2,406
Depreciation and amortization	330	19
Gain on disposal of fixed assets	—	(4)
Changes in operating assets and liabilities:
Accrued receivables and other assets	(12,099)	(3,758)
Prepaid income taxes	1,202	—
Accounts payable, accrued expenses and other liabilities	(172)	846
Income taxes payable	9,622	5,616
Cash provided by operating activities	42,674	24,384

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	28
Acquisition of land	(751)	—
Purchase of fixed assets	(11,841)	(1,912)
Cash used in investing activities	(12,592)	(1,884)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(6,709)	(8,672)
Dividends paid	(31,652)	(10,682)
Cash used in financing activities	(38,361)	(19,354)

Net increase in cash and cash equivalents	(8,279)	3,146
Cash and cash equivalents, beginning of period	79,580	49,418
Cash and cash equivalents, end of period	$71,301	$52,564

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$1,625

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Description of Business Segments

Texas Pacific Land Trust (which, together with its subsidiaries as the context requires, may be referred to as “Texas Pacific”, the “Trust”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 890,000 acres of land in West Texas. Texas Pacific was organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the original holders of certain debt securities of the Texas and Pacific Railway Company.
The Trust is organized to manage land, including royalty interests, for the benefit of its owners. The Trust’s income is derived primarily from oil, gas and water service-related royalties, sales of water and land, easements and leases of the land.
We operate our business in two segments: Land and Resource Management and Water Service and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Trust and provide a framework for timely and rational allocation of resources within businesses. See Note 8, “Business Segment Reporting” for further information regarding our segments.

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position of the Trust as of March 31, 2018 and the results of its operations for the three month periods ended March 31, 2018 and 2017, respectively, and its cash flows for the three month periods ended March 31, 2018 and 2017, respectively. Such adjustments are of a normal recurring nature.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 28, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Guidance

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue Recognition (Topic 606): Revenue from Contracts with Customers.” The ASU provides a five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU allows for a practical expedient for companies to exclude sales or similar taxes collected from customers from the transaction price. Additionally, the ASU requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.
The most significant impact of the standard relates to our accounting for easement agreements and to a lesser extent oil and gas royalties. Specifically, we recognize revenue for term easements upon execution of the easement agreements, and as a result, we no longer defer revenue on our term easements. Historically, oil and gas royalties have been adjusted for production taxes paid by operators with a charge to taxes, other than income taxes and a corresponding increase to revenue. We elected the practical expedient allowed by the ASU and exclude production taxes from revenue. Revenue recognition related to our land sales and other sundry income remains substantially unchanged. Adoption of the standard resulted in (i) the acceleration of easement and sundry income as unearned revenue decreases, (ii) a reduction in oil and gas royalty revenue with a corresponding reduction in taxes, other than income taxes, and (iii) an increase in income tax expense for the three months ended March 31, 2017.
We adopted the new standard on January 1, 2018 applying the full retrospective method with optional practical expedients. Adoption of the standard using the full retrospective method required us to restate certain previously reported results as though the new standard had always been in effect.
Adoption of the standard related to revenue recognition impacted our previously reported results as follows (in thousands, except per share amounts):

	As reported in prior year	Retrospective Adjustment	As reported in current year
Consolidated Statements of Income:
For the three months ended March 31, 2017
Revenue	$24,229	$6,178	$30,407
Taxes, other than income taxes	660	(605)	55
Income taxes	7,228	2,410	9,638
Net income	14,886	4,373	19,259
Net income per Sub-share Certificate	$1.88	$0.55	$2.43

Consolidated Balance Sheets:
As of December 31, 2017
Assets:
Accrued receivables	$18,206	$(433)	$17,773
Deferred tax asset (liability)	6,992	(7,106)	(114)

Liabilities and Capital:
Unearned revenue	$41,375	$(33,011)	$8,364
Other taxes payable	433	(433)	—
Net proceeds from all sources	79,997	25,905	105,902

Presentation of Net Periodic Pension Cost

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires employers to disaggregate the service cost component from the other components of net benefit cost in the income statement, provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The service cost component is recorded within salaries and related employee benefits expense, and the other components of net benefit costs are recorded in other income.

We adopted the new standard on January 1, 2018 applying the retrospective method. Adoption of the standard using the retrospective method required us to restate certain previously reported results as though the new standard had always been in effect.

Adoption of the standard related to presentation of net periodic pension cost and the standard related to revenue recognition impacted our previously reported results for operating income and other income as follows (in thousands):

	As reported in prior year	Retrospective Adjustment	As reported in current year
Consolidated Statements of Income:
For the three months ended March 31, 2017
Operating income (1)	$22,104	$6,786	$28,890
Other income	9	(2)	7

(1)
The retrospective adjustment amount includes approximately $6.8 million related to the adoption of the new revenue recognition guidance as discussed above. The retrospective adjustment amount related to the adoption of the presentation of net periodic pension cost had a minimal impact.

Impact of the 2017 Tax Cuts and Jobs Act on Certain Income Tax Effects

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Trust has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act.

3.	Recent Accounting Pronouncements

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

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220).” This ASU allows for stranded tax effects in accumulated other comprehensive income resulting from the Tax Reform Act to be reclassified as retained earnings. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Trust is currently evaluating the impact that ASU 2018-02 will have on our consolidated financial statements and disclosures.

4.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Property, plant and equipment:
Water service-related assets (1)	$28,679	$18,193
Furniture, fixtures and equipment	3,141	1,786
Property, plant and equipment at cost	31,820	19,979
Less: accumulated depreciation	(791)	(463)
Property, plant and equipment, net	$31,029	$19,516

(1)	Water service-related assets include water wells and water well fields related to water sourcing and water re-use projects.

Depreciation expense was $0.3 million for the three months ended March 31, 2018. Depreciation expense was insignificant for the three months ended March 31, 2017.

5.	Real Estate Activity

Land Sales

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

During the three months ended March 31, 2018, we completed the following sales of land parcels (in thousands, except number of acres):

Date of sale	Location	Approximate number of acres sold	Contract sale price
February 2018	Loving County	40.0	$1,150
March 2018	Culberson County	80.0	1,600
Total sales in 2018		120.0	$2,750

There were no land sales during the three months ended March 31, 2017.

Real Estate Acquired

Real estate acquired included the following activity for the three months ended March 31, 2018 and 2017 (in thousands, except number of acres):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Acres	Book Value	Acres	Book Value
Balance at January 1,	10,064.78	$1,115	10,064.78	$1,115
Additions	640.60	751	—	—
Sales	—	—	—	—
Balance at March 31,	10,705.38	$1,866	10,064.78	$1,115

6.	Income Taxes

Effective January 1, 2018, the statutory Federal income tax rate for the Trust decreased from 35% to 21%. The Trust’s effective Federal income tax rate is less than the 21% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

7.	Capital

The Sub-shares and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.

Dividends

On March 16, 2018, we paid $31.7 million in dividends representing a cash dividend of $1.05 per Sub-share and a special dividend of $3.00 per Sub-share for sub-shareholders of record at the close of business on March 9, 2018.

On March 16, 2017, we paid $10.7 million in dividends representing a cash dividend of $0.35 per Sub-share and a special dividend of $1.00 per Sub-share for sub-shareholders of record at the close of business on March 9, 2017.

Repurchases of Sub-share Certificates

During the three months ended March 31, 2018, we purchased and retired 13,146 Sub-shares. During the three months ended March 31, 2017, we purchased and retired 29,496 Sub-shares.

8.	Business Segment Reporting

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

The Land and Resource Management segment encompasses the business of managing approximately 890,000 acres of land and related resources in West Texas owned by the Trust. The revenue streams of this segment consist primarily of royalties from oil and gas, land sales, and revenues from easements and leases.
The Water Service and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin as well as managing agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. The revenue streams of this segment consist of revenues from royalties on water service-related activity as well as revenue generated from direct sales of water.

Segment financial results were as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Land and resource management	$42,753	$25,579
Water service and operations	17,254	4,828
Total consolidated revenues	$60,007	$30,407

Net income:
Land and resource management	$32,811	$14,445
Water service and operations	10,980	4,814
Total consolidated net income	$43,791	$19,259

Capital expenditures
Land and resource management	$1,252	$174
Water service and operations	10,589	1,738
Total capital expenditures	$11,841	$1,912

Depreciation and amortization:
Land and resource management	$70	$5
Water service and operations	260	14
Total depreciation and amortization	$330	$19

The following table presents total assets and property, plant and equipment, net by segment as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Assets:
Land and resource management	$92,676	$97,549
Water service and operations	42,240	22,486
Total consolidated assets	$134,916	$120,035

Property, plant and equipment, net
Land and resource management	$2,633	$1,449
Water service and operations	28,396	18,067
Total consolidated property, plant and equipment, net	$31,029	$19,516

9.	Subsequent Events

We evaluate events that occur after the balance sheet date but before consolidated financial statements are, or are available to be, issued to determine if a material event requires our amending the consolidated financial statements or disclosing the event. We evaluated subsequent events through the filing date we issued these consolidated financial statements and did not identify any subsequent events requiring disclosure.

10.	Oil and Gas Producing Activities

There are a number of oil and gas wells that have been drilled but are not yet completed (DUC) where the Trust has a royalty interest. Currently, the Trust has identified 209 DUC wells affected by our royalty interest. The process of identifying these wells is ongoing and we anticipate updates going forward to be affected by a number of factors including, but not limited to, ongoing changes/updates to our identification process, changes/updates by Drilling Info (our main source of information in identifying these wells) in their identification process, the eventual completion of these DUC wells, and additional wells drilled but not completed by companies operating where we have a royalty interest.

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”), and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the SEC, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

Texas Pacific Land Trust (which together with its subsidiaries as the context requires, may be referred to as “Texas Pacific”, the “Trust”, “our”, “we” or “us”, is one of the largest landowners in the State of Texas with approximately 890,000 acres of land in West Texas. We were organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in numerous counties in West Texas, previously the property of the Texas and Pacific Railway Company. Our Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner.
Our revenues are derived primarily from oil, gas and water service-related royalties, sales of water and land, easements and leases of the land. Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year. We are a passive seller of land and do not actively solicit sales of land. In addition, the demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for the ranching uses prevalent in western Texas.
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
Demand for water solutions is expected to grow as drilling and completion activity in the Permian Basin continues to increase. In response to that anticipated demand, the Trust formed Texas Pacific Water Resources LLC (“TPWR”) in June 2017. TPWR, a single member LLC and wholly owned subsidiary of the Trust, focuses on providing full-service water offerings to operators in the Permian Basin. These services include brackish water sourcing, produced-water gathering/treatment/recycling, infrastructure development/construction, disposal, water tracking, analytics and well testing services. TPWR is committed to sustainable water development with significant focus on the large-scale implementation of recycled water operations.

During the three months ended March 31, 2018, the Trust invested approximately $9.8 million in TPWR projects to develop brackish water sourcing and re-use assets.

Results of Operations

We operate our business in two segments: Land and Resource Management and Water Service and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 8, “Business Segment Reporting” in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017

Revenues. Revenues increased $29.6 million, or 97.3%, to $60.0 million for the three months ended March 31, 2018 compared to $30.4 million for the three months ended March 31, 2017. Net income increased $24.5 million, or 127.3%, to $43.8 million for the three months ended March 31, 2018 compared to $19.3 million for the three months ended March 31, 2017.
The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended March 31,
	2018		2017
Revenues:
Land and resource management:
Oil and gas royalties	$26,547	44%	$10,588	35%
Easements and sundry income	13,331	22%	14,867	49%
Land sales and other income	2,875	5%	124	—%
	42,753	71%	25,579	84%
Water service and operations:
Water sales and royalties	13,607	23%	4,828	16%
Easements and sundry income	3,647	6%	—	—%
	17,254	29%	4,828	16%
Total consolidated revenues	$60,007	100%	$30,407	100%

Net income:
Land and resource management	$32,811	75%	$14,445	75%
Water service and operations	10,980	25%	4,814	25%
Total consolidated net income	$43,791	100%	$19,259	100%

 Land and Resource Management

Land and Resource Management segment revenues increased $17.2 million, or 67.1%, to $42.8 million for the three months ended March 31, 2018 as compared with revenues of $25.6 million for the comparable period of 2017.
Oil and gas royalties. Oil and gas royalty revenue was $26.5 million for the three months ended March 31, 2018 compared to $10.6 million for the three months ended March 31, 2017. Oil royalty revenue was $20.1 million for the three months ended March 31, 2018 compared to $7.7 million for the comparable period of 2017. This increase in oil royalty revenue is principally due to the combined effect of a 129.0% increase in crude oil production, subject to the Trust’s royalty interest, and a 13.5% increase in the average price per royalty barrel of crude oil during the three months ended March 31, 2018 compared to the same period in 2017. Gas royalty revenue was $6.4 million for the three months ended March 31, 2018, an increase of 121.8% over the three months ended March 31, 2017 when gas royalty revenue was $2.9 million. This increase in gas royalty revenue resulted from a volume increase of 154.4% for the three months ended March 31, 2018 as compared to the same period of 2017, partially offset by a 13.9% decrease in the average price received.
Easements and sundry income. Easements and sundry income was $13.3 million for the three months ended March 31, 2018, a decrease of 10.3% compared to $14.9 million for the three months ended March 31, 2017. Easements and sundry income includes pipeline easement income, seismic and temporary permit income, and income from material sales. Pipeline easement income decreased 20.4% to $7.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was due to temporary timing differences resulting from a change in the form of our pipeline easement agreements. This decrease was partially offset by an increase of $1.4 million in seismic permit income and to a lesser extent, an increase of $0.3 million in material sales during this same time frame. Easements and sundry income is unpredictable and may vary significantly from period to period. Effective January 1, 2018, the Trust adopted the new revenue recognition accounting standard using the full retrospective method, and no longer defers revenue on its term easements. See more discussion in Note 2, “Summary of Significant Accounting Policies - Recently Adopted Accounting Guidance” for further discussion and analysis of impact on our condensed consolidated financial statements.
Land sales and other income. Land sales and other income includes revenue generated from land sales and grazing leases. For the three months ended March 31, 2018, we sold approximately 120 acres of land for total consideration of $2.8 million, or approximately $22,917 per acre. There were no land sales for the three months ended March 31, 2017.

Net income. Net income for the Land and Resource Management segment was $32.8 million for the three months ended March 31, 2018 compared to $14.4 million for the three months ended March 31, 2017. As discussed above, revenues for the Land and Resource Management segment increased $17.2 million for the three months ended March 31, 2018 compared to the same period of 2017. Expenses, including income tax expense, for the Land and Resource Management segment were $10.0 million and $11.1 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in expenses was due to the reduction in the federal income tax rate from 35% to 21% effective January 1, 2018. This decrease in expenses was partially offset by increased salary and general and administrative expenses. See further discussion of these expenses below under “Other Financial Data - Consolidated.”

Water Service and Operations
Water Service and Operations segment revenues increased $12.5 million, or 257.4%, to $17.3 million for the three months ended March 31, 2018 as compared with revenues of $4.8 million for the comparable period of 2017.
Water sales and royalties. Water sales and royalty revenues for the three months ended March 31, 2018 of $13.6 million were more than double the amount of revenue for the comparable period of 2017. This increase is due primarily to the Trust’s decision to develop water well fields on its own land along with an increase in the royalties received from existing agreements.
Easements and sundry income. Easements and sundry income for the Water Service and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the three months ended March 31, 2018, the combined revenue from these revenue streams was $3.6 million. There was no such revenue for the three months ended March 31, 2017.
Net income. Net income for the Water Service and Operations segment was $11.0 million for the three months ended March 31, 2018 compared to $4.8 million for the three months ended March 31, 2017. As discussed above, revenues for the Water Service and Operations segment increased $12.5 million for the three months ended March 31, 2018 compared to the same period of 2017. Expenses for the Water Service and Operations segment were $6.3 million for the three months ended

March 31, 2018. There were no expenses for the Water Service and Operations segment for the three months ended March 31, 2017. The increase in expenses during 2018 is directly related to the formation of TPWR at the end of the second quarter of 2017.

Other Financial Data - Consolidated

Salaries and related employee benefits. Salaries and related employee benefits were $2.3 million for the three months ended March 31, 2018 compared to $0.4 million for the comparable period of 2017. The increase in salaries and related employee benefits is directly related to the increase in the number of employees from 10 employees as of March 31, 2017 to 36 as of March 31, 2018 and additional contract labor expenses for the three months ended March 31, 2018 compared to the same period of 2017.
Water service-related expenses. Water service-related expenses of $1.3 million for the three months ended March 31, 2018, include expenses for equipment rental, propane and fuel and other equipment-related expenses associated with TPWR. The Trust did not incur water service-related expenses during the three months ended March 31, 2017.
General and administrative expenses. General and administrative expenses increased $0.5 million to $0.8 million for the three months ended March 31, 2018 from $0.3 million for the same period of 2017. Approximately $0.2 million of the increase is related to an increase in insurance expenses which are partially attributable to the increase in the number of employees subsequent to March 31, 2017. Travel expenses, office rent and other general expenses increased as a result of the opening of an additional office in Midland, Texas for our TPWR operations.
Legal and professional expenses. Legal and professional fees decreased $0.1 million to $0.6 million for the three months ended March 31, 2018 from $0.7 million for the comparable period of 2017. Legal and professional fees for the three months ended March 31, 2017 included consulting fees related to a 2017 strategic review of the Trust.
Depreciation and amortization. Depreciation and amortization was $0.3 million for the three months ended March 31, 2018 compared to minimal depreciation and amortization for the three months ended March 31, 2017. The increase in depreciation and amortization is directly related to the Trust’s investment in water service-related assets during 2017 and 2018.

Cash Flow Analysis
For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017
Cash flows provided by operating activities for the three months ended March 31, 2018 and 2017 were $42.7 million and $24.4 million, respectively. This increase in operating cash flows is principally due to increases in oil and gas royalties collected, easements and sundry payments received and water sales and royalties collected during the three months ended March 31, 2018 over the three months ended March 31, 2017.
Cash flows used in investing activities were $12.6 million compared to $1.9 million for the three months ended March 31, 2018 and 2017, respectively. The increased use of investing cash flows is due to our investment of $10.5 million in water service-related assets during the three months ended March 31, 2018.
Cash flows used in financing activities were $38.4 million compared to $19.4 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, the Trust paid total dividends of $31.7 million consisting of a cash dividend of $1.05 per Sub-share and a special dividend of $3.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2018. During the three months ended March 31, 2017, the Trust paid total dividends of $10.7 million consisting of a cash dividend of $0.35 per Sub-share and a special dividend of $1.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2017.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are its revenues from oil, gas and water service-related royalties, easements and sundry income, and water and land sales.
Our primary liquidity and capital requirements are for capital expenditures related to our water service and operations segment, working capital and general corporate needs. As of March 31, 2018, we had a cash and cash equivalents balance of $71.3 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase additional Sub-share Certificates subject to market conditions, and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Trust has not engaged in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. Our most critical accounting policies and estimates include: valuation of real estate acquired through foreclosure and gain on recognition on land sales. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K.

New Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 3, “Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2017.

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

Item 1. Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A “Risk Factors” of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Trust repurchased Sub-share certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2018	2,343	$509.65	—	—
February 1 through February 28, 2018	2,958	498.06	—	—
March 1 through March 31, 2018	7,845	515.14	—	—
Total	13,146	$510.32	—	—

(1)	The Trust purchased and retired 13,146 Sub-shares in the open market.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following information from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date:	May 7, 2018	By:	/s/ Tyler Glover
Tyler Glover, General Agent and
Chief Executive Officer

Date:	May 7, 2018	By:	/s/ Robert J. Packer
Robert J. Packer, General Agent and
Chief Financial Officer