Form 10-Q
period 2018-06-30
TEXAS PACIFIC LAND TRUST
filed 2018-08-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the Registrant had 7,788,426 Sub-share Certificates outstanding.

TEXAS PACIFIC LAND TRUST
Form 10-Q
Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except acres, shares and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash and cash equivalents	$85,895	$79,580
Accrued receivables	35,664	17,773
Other assets	1,061	849
Prepaid income taxes	—	1,202
Property, plant and equipment, net of accumulated depreciation of $1,270 and $463 as of June 30, 2018 and December 31, 2017, respectively	50,273	19,516
Real estate acquired	3,778	1,115
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights) situated in eighteen counties in Texas – 877,514 acres and 877,633 acres as of June 30, 2018 and December 31, 2017, respectively	—	—
1/16th nonparticipating perpetual royalty interest in 373,777 acres	—	—
1/128th nonparticipating perpetual royalty interest in 85,414 acres	—	—
Total assets	$176,671	$120,035

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$9,590	$5,608
Income taxes payable	2,922	851
Deferred taxes payable	114	114
Unearned revenue	11,313	8,364
Total liabilities	23,939	14,937

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 7,792,537 and 7,821,599 Sub-share Certificates as of June 30, 2018 and December 31, 2017, respectively	—	—
Accumulated other comprehensive loss	(778)	(804)
Net proceeds from all sources	153,510	105,902
Total capital	152,732	105,098
Total liabilities and capital	$176,671	$120,035

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income:
Oil and gas royalties	$30,278	$12,183	$56,825	$22,771
Easements and sundry income	27,799	12,926	44,777	27,793
Water sales and royalties	15,643	6,839	29,250	11,667
Land sales	—	220	2,750	220
Other operating income	124	125	249	249
Total income	73,844	32,293	133,851	62,700

Expenses:
Salaries and related employee benefits	3,556	580	5,845	966
Water service-related expenses	2,588	10	3,894	10
General and administrative expenses	1,177	271	1,985	611
Legal and professional fees	420	904	1,067	1,619
Depreciation and amortization	483	85	813	104
Taxes, other than income taxes	113	62	257	117
Trustees’ compensation	2	2	4	4
Total expenses	8,339	1,914	13,865	3,431

Operating income	65,505	30,379	119,986	59,269

Other income	160	6	290	13
Income before income taxes	65,665	30,385	120,276	59,282
Income taxes	13,162	10,035	23,982	19,673
Net income	$52,503	$20,350	$96,294	$39,609

Other comprehensive income — periodic pension costs, net of income taxes of $3, $9, $7, and $19, respectively	13	17	26	35
Total comprehensive income	$52,516	$20,367	$96,320	$39,644

Weighted average number of Sub-share Certificates outstanding	7,803,162	7,882,184	7,808,064	7,894,542

Net income per Sub-share Certificate — basic and diluted	$6.73	$2.58	$12.33	$5.02

Cash dividends per Sub-share Certificate	$—	$—	$4.05	$1.35

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$96,294	$39,609
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	—	(259)
Depreciation and amortization	813	104
Gain on disposal of fixed assets	—	(4)
Changes in operating assets and liabilities:
Accrued receivables and other assets	(18,109)	(5,776)
Prepaid income taxes	1,202	—
Accounts payable, accrued expenses and other liabilities	6,958	2,039
Income taxes payable	2,071	(751)
Cash provided by operating activities	89,229	34,962

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	28
Acquisition of land	(2,663)	—
Purchase of fixed assets	(31,564)	(3,610)
Cash used in investing activities	(34,227)	(3,582)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(17,035)	(20,014)
Dividends paid	(31,652)	(10,681)
Cash used in financing activities	(48,687)	(30,695)

Net increase in cash and cash equivalents	6,315	685
Cash and cash equivalents, beginning of period	79,580	49,418
Cash and cash equivalents, end of period	$85,895	$50,103

Supplemental disclosure of cash flow information:
Income taxes paid	$21,951	$20,702

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

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position of the Trust as of June 30, 2018 and the results of its operations for the three and six month periods ended June 30, 2018 and 2017, respectively, and its cash flows for the six month periods ended June 30, 2018 and 2017, respectively. Such adjustments are of a normal recurring nature.

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
The most significant impact of the new standard relates to our accounting for easement agreements and to a lesser extent oil and gas royalties. Specifically, we recognize revenue for term easements upon execution of the easement agreements, and as a result, we no longer defer revenue on our term easements. Historically, oil and gas royalties have been adjusted for production taxes paid by operators with a charge to taxes, other than income taxes and a corresponding increase to revenue. We elected the practical expedient allowed by the ASU and exclude production taxes from revenue. Revenue recognition related to our land sales and other sundry income remains substantially unchanged. Adoption of the standard resulted in (i) the acceleration of easement and sundry income as unearned revenue decreases, (ii) a reduction in oil and gas royalty revenue with a corresponding reduction in taxes, other than income taxes, and (iii) an increase in income tax expense for the three and six months ended June 30, 2017.
We adopted the new standard on January 1, 2018 applying the full retrospective method with optional practical expedients. Adoption of the standard using the full retrospective method required us to restate certain previously reported results as though the new standard had always been in effect.
Adoption of the standard related to revenue recognition impacted our previously reported results as follows (in thousands, except per share amounts):

	As reported in prior year	Retrospective Adjustment	As reported in current year
Condensed Consolidated Statements of Income:
For the three months ended June 30, 2017
Revenue	$27,349	$4,944	$32,293
Taxes, other than income taxes	762	(700)	62
Income taxes	8,030	2,005	10,035
Net income	16,711	3,639	20,350
Net income per Sub-share Certificate	$2.12	$0.46	$2.58

For the six months ended June 30, 2017
Revenue	$51,577	$11,123	$62,700
Taxes, other than income taxes	1,422	(1,305)	117
Income taxes	15,258	4,415	19,673
Net income	31,597	8,012	39,609
Net income per Sub-share Certificate	$4.00	$1.02	$5.02

Condensed Consolidated Balance Sheets:
As of December 31, 2017
Assets:
Accrued receivables	$18,206	$(433)	$17,773
Deferred tax asset (liability)	6,992	(7,106)	(114)

Liabilities and Capital:
Unearned revenue	$41,375	$(33,011)	$8,364
Other taxes payable	433	(433)	—
Net proceeds from all sources	79,997	25,905	105,902

Presentation of Net Periodic Pension Cost

In March 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires employers to disaggregate the service cost component from the other components of net benefit cost in the income statement, provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The service cost component is recorded within salaries and related employee benefits expense, and the other components of net benefit costs are recorded in other income.

We adopted the new standard on January 1, 2018 applying the retrospective method. Adoption of the standard using the retrospective method required us to restate certain previously reported results as though the new standard had always been in effect.

Effects on Operating Income and Other Income from Adoption of New Accounting Standards

Adoption of the standards related to revenue recognition and presentation of net periodic pension cost impacted our previously reported results for operating income and other income as follows (in thousands):

	As reported in prior year	Retrospective Adjustment	As reported in current year
Condensed Consolidated Statements of Income:
For the three months ended June 30, 2017
Operating income (1)	$24,732	$5,647	$30,379
Other income	10	(4)	6

For the six months ended June 30, 2017
Operating income (1)	$46,836	$12,433	$59,269
Other income	19	(6)	13

(1)
The retrospective adjustment amount includes approximately $5.6 million and $12.4 million for the three and six months ended June 30, 2017, respectively, related to the adoption of the new revenue recognition guidance as discussed above. The retrospective adjustment amount related to the adoption of the presentation of net periodic pension cost had a minimal impact.

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

4.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Property, plant and equipment:
Water service-related assets (1)	$47,988	$18,193
Furniture, fixtures and equipment	3,555	1,786
Property, plant and equipment at cost	51,543	19,979
Less: accumulated depreciation	(1,270)	(463)
Property, plant and equipment, net	$50,273	$19,516

(1)	Water service-related assets reflect assets related to brackish water sourcing and water re-use projects.

Depreciation expense was $0.5 million and $0.8 million for the three and six months ended June 30, 2018, respectively. Depreciation expense was $0.1 million for each of the three and six months ended June 30, 2017.

5.	Real Estate Activity

Land Sales

No value has been assigned to the land held by the Trust other than parcels which have been acquired through foreclosure and a limited number of parcels which have been acquired. Consequently, no allowance for depletion is computed, and no charge to income is made, with respect thereto, and no cost is deducted from the proceeds of the land sales in computing gain or loss thereon.

During the six months ended June 30, 2018 and 2017, we completed the following sales of land parcels (in thousands, except number of acres):

Date of sale	Location	Approximate number of acres sold	Contract sale price
For the six months ended June 30, 2018
February 2018	Loving County	40.0	$1,150
March 2018	Culberson County	80.0	1,600
Total		120.0	$2,750

For the six months ended June 30, 2017
May 2017	Loving County	11.02	$220
Total		11.02	$220

Real Estate Acquired

Real estate acquired included the following activity for the six months ended June 30, 2018 and 2017 (in thousands, except number of acres):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Acres	Book Value	Acres	Book Value
Balance at January 1,	10,064.78	$1,115	10,064.78	$1,115
Acquisitions	2,883.68	2,663	—	—
Sales	—	—	—	—
Balance at June 30,	12,948.46	$3,778	10,064.78	$1,115

6.	Income Taxes

Effective January 1, 2018, the statutory Federal income tax rate for the Trust decreased from 35% to 21%. The Trust’s effective Federal income tax rate is less than the 21% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

7.	Capital

The Sub-share Certificates (“Sub-shares”) and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.

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

Repurchases of Sub-shares

During the six months ended June 30, 2018, we purchased and retired 29,062 Sub-shares. During the six months ended June 30, 2017, we purchased and retired 68,760 Sub-shares.

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

The Land and Resource Management segment encompasses the business of managing approximately 890,000 acres of land and related resources in West Texas owned by the Trust. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and leases, and land sales.
The Water Service and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin as well as managing agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own.

The revenue streams of this segment consist of revenue generated from direct sales of water as well as revenues from royalties on water service-related activity.
Segment financial results were as follows for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Land and resource management	$52,376	$25,286	$95,129	$50,865
Water service and operations	21,468	7,007	38,722	11,835
Total consolidated revenues	$73,844	$32,293	$133,851	$62,700

Net income:
Land and resource management	$40,505	$17,665	$73,315	$32,111
Water service and operations	11,998	2,685	22,979	7,498
Total consolidated net income	$52,503	$20,350	$96,294	$39,609

Capital expenditures
Land and resource management	$303	$332	$1,555	$506
Water service and operations	19,420	1,366	30,009	3,104
Total capital expenditures	$19,723	$1,698	$31,564	$3,610

Depreciation and amortization:
Land and resource management	$100	$14	$170	$19
Water service and operations	383	71	643	85
Total depreciation and amortization	$483	$85	$813	$104

The following table presents total assets and property, plant and equipment, net by segment as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Assets:
Land and resource management	$108,616	$97,549
Water service and operations	68,055	22,486
Total consolidated assets	$176,671	$120,035

Property, plant and equipment, net
Land and resource management	$2,839	$1,449
Water service and operations	47,434	18,067
Total consolidated property, plant and equipment, net	$50,273	$19,516

9.    Oil and Gas Producing Activities

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. Currently, the Trust has identified 213 DUC wells subject to our royalty interest. The process of identifying these wells is ongoing and we anticipate updates going forward to be affected by a number of factors including, but not limited to, ongoing changes/updates to our identification process, changes/updates by Drilling Info (our main source of information in identifying these wells) in their identification process, the eventual completion of these DUC wells, and additional wells drilled but not completed by companies operating where we have a royalty interest.

10.	Subsequent Events

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

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”), and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, (ii) the factors discussed in Part II, Item 1A. “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the SEC, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

During the six months ended June 30, 2018, the Trust invested approximately $20.3 million in TPWR projects to develop brackish water sourcing and water re-use assets.

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

For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017

Revenues. Revenues increased $41.6 million, or 128.7%, to $73.8 million for the three months ended June 30, 2018 compared to $32.3 million for the three months ended June 30, 2017. Net income increased $32.2 million, or 158.0%, to $52.5 million for the three months ended June 30, 2018 compared to $20.4 million for the three months ended June 30, 2017.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three months ended June 30,
	2018		2017
Revenues:
Land and resource management:
Oil and gas royalties	$30,278	41%	$12,183	38%
Easements and sundry income	21,974	30%	12,758	40%
Land sales and other income	124	—%	345	1%
	52,376	71%	25,286	79%
Water service and operations:
Water sales and royalties	15,643	21%	6,839	21%
Easements and sundry income	5,825	8%	168	—%
	21,468	29%	7,007	21%
Total consolidated revenues	$73,844	100%	$32,293	100%

Net income:
Land and resource management	$40,505	77%	$17,665	87%
Water service and operations	11,998	23%	2,685	13%
Total consolidated net income	$52,503	100%	$20,350	100%

 Land and Resource Management

Land and Resource Management segment revenues increased $27.1 million, or 107.1%, to $52.4 million for the three months ended June 30, 2018 as compared with $25.3 million for the comparable period of 2017.
Oil and gas royalties. Oil and gas royalty revenue was $30.3 million for the three months ended June 30, 2018 compared to $12.2 million for the three months ended June 30, 2017. Oil royalty revenue was $24.7 million for the three months ended June 30, 2018 compared to $8.8 million for the comparable period of 2017. This increase in oil royalty revenue is principally due to the combined effect of a 117.0% increase in crude oil production subject to the Trust’s royalty interest, and a 29.4% increase in the average price per royalty barrel of crude oil during the three months ended June 30, 2018 compared to the same period in 2017. Gas royalty revenue was $5.6 million for the three months ended June 30, 2018, an increase of 63.0% over the three months ended June 30, 2017 when gas royalty revenue was $3.4 million. This increase in gas royalty revenue resulted from a volume increase of 138.0% for the three months ended June 30, 2018 as compared to the same period of 2017, partially offset by a 31.7% decrease in the average price received.
Easements and sundry income. Easements and sundry income was $22.0 million for the three months ended June 30, 2018, an increase of 72.2% compared to $12.8 million for the three months ended June 30, 2017. Easements and sundry income includes pipeline easement income, seismic and temporary permit income, lease rental income and income from material sales. The increase in easements and sundry income is principally related to the increase in pipeline easement income which increased 115.2% to $16.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Easements and sundry income is unpredictable and may vary significantly from period to period. Effective January 1, 2018, the Trust adopted the new revenue recognition accounting standard using the full retrospective method, and no longer defers revenue on its term easements. See more discussion in Note 2, “Summary of Significant Accounting Policies — Recently Adopted Accounting Guidance” for further discussion and analysis of impact on our condensed consolidated financial statements.
Land sales and other income. Land sales and other income includes revenue generated from land sales and grazing leases. There were no land sales for the three months ended June 30, 2018. For the three months ended June 30, 2017, we sold approximately 11.02 acres of land for total consideration of $0.2 million, or approximately $20,000 per acre.

Net income. Net income for the Land and Resource Management segment was $40.5 million for the three months ended June 30, 2018 compared to $17.7 million for the three months ended June 30, 2017. As discussed above, revenues for the Land and Resource Management segment increased $27.1 million for the three months ended June 30, 2018 compared to the same period of 2017. Expenses, including income tax expense, for the Land and Resource Management segment were $11.9 million and $7.6 million for the three months ended June 30, 2018 and 2017, respectively. This increase in expenses was principally due to increased salaries and related employee benefits and general and administrative expenses. See further discussion of these expenses below under “Other Financial Data — Consolidated.”

Water Service and Operations
Water Service and Operations segment revenues increased $14.5 million, or 206.4%, to $21.5 million for the three months ended June 30, 2018 as compared with $7.0 million for the comparable period of 2017.
Water sales and royalties. Water sales and royalty revenues for the three months ended June 30, 2018 of $15.6 million were more than double the amount of revenue for the comparable period of 2017. This increase is due to the Trust commencing development of brackish water sourcing, partially offset by a decrease in the royalties received from existing legacy agreements.
Easements and sundry income. Easements and sundry income for the Water Service and Operations segment includes pipeline easement royalties, lease royalties and income from temporary permits. For the three months ended June 30, 2018, the combined revenue from these revenue streams was $5.8 million compared to $0.2 million for the three months ended June 30, 2017.
Net income. Net income for the Water Service and Operations segment was $12.0 million for the three months ended June 30, 2018 compared to $2.7 million for the three months ended June 30, 2017. As discussed above, revenues for the Water Service and Operations segment increased $14.5 million for the three months ended June 30, 2018 compared to the same period of 2017. Expenses for the Water Service and Operations segment were $9.5 million and $4.3 million for the three months ended June 30, 2018 and 2017, respectively. The increase in expenses during 2018 is directly related to the formation and commencement of operations of TPWR during the second quarter of 2017 and operating expenses related to the brackish water sourcing and water re-use projects placed in service in 2018 and late 2017. See further discussion of these water service-related operating expenses below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee benefits. Salaries and related employee benefits were $3.6 million for the three months ended June 30, 2018 compared to $0.6 million for the comparable period of 2017. The increase in salaries and related employee benefits is directly related to the increase in the number of employees from 14 employees as of June 30, 2017 to 47 as of June 30, 2018 and additional contract labor expenses for the three months ended June 30, 2018 compared to the same period of 2017.
Water service-related expenses. Water service-related expenses of $2.6 million for the three months ended June 30, 2018, include expenses for equipment rental, propane and fuel and other equipment-related expenses associated with the brackish water sourcing and water re-use projects placed in service in 2018 and late 2017. The Trust incurred minimal water service-related expenses during the three months ended June 30, 2017.
General and administrative expenses. General and administrative expenses increased $0.9 million to $1.2 million for the three months ended June 30, 2018 from $0.3 million for the same period of 2017. Approximately $0.3 million of the increase is related to an increase in insurance expenses which are partially attributable to the increase in the number of employees subsequent to June 30, 2017. Auto-related costs, travel expenses and other general expenses increased as a result of the opening of an additional office in Midland, Texas for our TPWR operations during the second quarter of 2017.
Legal and professional expenses. Legal and professional fees decreased $0.5 million to $0.4 million for the three months ended June 30, 2018 from $0.9 million for the comparable period of 2017. Legal and professional fees for the three months ended June 30, 2017 included consulting fees related to a 2017 strategic review of the Trust.
Depreciation and amortization. Depreciation and amortization was $0.5 million for the three months ended June 30, 2018 compared to $0.1 million for the three months ended June 30, 2017. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets during 2017 and 2018.

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017

Revenues. Revenues increased $71.2 million, or 113.5%, to $133.9 million for the six months ended June 30, 2018 compared to $62.7 million for the six months ended June 30, 2017. Net income increased $56.7 million, or 143.1%, to $96.3 million for the six months ended June 30, 2018 compared to $39.6 million for the six months ended June 30, 2017.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Six Months Ended June 30,
	2018		2017
Revenues:
Land and resource management:
Oil and gas royalties	$56,825	43%	$22,771	36%
Easements and sundry income	35,305	26%	27,625	44%
Land sales and other income	2,999	2%	469	1%
	95,129	71%	50,865	81%
Water service and operations:
Water sales and royalties	29,250	22%	11,667	19%
Easements and sundry income	9,472	7%	168	—%
	38,722	29%	11,835	19%
Total consolidated revenues	$133,851	100%	$62,700	100%

Net income:
Land and resource management	$73,315	76%	$32,111	81%
Water service and operations	22,979	24%	7,498	19%
Total consolidated net income	$96,294	100%	$39,609	100%

 Land and Resource Management

Land and Resource Management segment revenues increased $44.3 million, or 87.0%, to $95.1 million for the six months ended June 30, 2018 as compared with $50.9 million for the comparable period of 2017.
Oil and gas royalties. Oil and gas royalty revenue was $56.8 million for the six months ended June 30, 2018 compared to $22.8 million for the six months ended June 30, 2017. Oil royalty revenue was $44.9 million for the six months ended June 30, 2018 compared to $16.5 million for the comparable period of 2017. This increase in oil royalty revenue is principally due to the combined effect of a 125.5% increase in crude oil production subject to the Trust’s royalty interest, and a 20.2% increase in the average price per royalty barrel of crude oil during the six months ended June 30, 2018 compared to the same period in 2017. Gas royalty revenue was $11.9 million for the six months ended June 30, 2018, an increase of 89.9% over the six months ended June 30, 2017 when gas royalty revenue was $6.3 million. This increase in gas royalty revenue resulted from a volume increase of 145.1% for the six months ended June 30, 2018 as compared to the same period of 2017, partially offset by a 23.1% decrease in the average price received.
Easements and sundry income. Easements and sundry income was $35.3 million for the six months ended June 30, 2018, an increase of 27.8% compared to $27.6 million for the six months ended June 30, 2017. Easements and sundry income includes pipeline easement income, seismic and temporary permit income, lease rental income and income from material sales. The increase in easements and sundry income is principally related to the increase in pipeline easement income which increased 40.3% to $24.6 million for the six months ended June 30, 2018 from $17.5 million for the six months ended June 30, 2017. Easements and sundry income is unpredictable and may vary significantly from period to period. Effective January 1, 2018, the Trust adopted the new revenue recognition accounting standard using the full retrospective method, and no longer defers revenue on its term easements. See more discussion in Note 2, “Summary of Significant Accounting Policies — Recently Adopted Accounting Guidance” for further discussion and analysis of impact on our condensed consolidated financial statements.
Land sales and other income. Land sales and other income includes revenue generated from land sales and grazing leases. For the six months ended June 30, 2018, we sold approximately 120 acres of land for total consideration of $2.8 million, or approximately $22,917 per acre. For the six months ended June 30, 2017, we sold approximately 11.02 acres of land for total consideration of $0.2 million, or approximately $20,000 per acre.

Net income. Net income for the Land and Resource Management segment was $73.3 million for the six months ended June 30, 2018 compared to $32.1 million for the six months ended June 30, 2017. As discussed above, revenues for the Land and Resource Management segment increased $44.3 million for the six months ended June 30, 2018 compared to the same period of 2017. Expenses, including income tax expense, for the Land and Resource Management segment were $21.8 million and $18.8 million for the six months ended June 30, 2018 and 2017, respectively. This increase in expenses was due to increased salaries and related employee benefits and general and administrative expenses. See further discussion of these expenses below under “Other Financial Data — Consolidated.”

Water Service and Operations
Water Service and Operations segment revenues increased $26.9 million, or 227.2%, to $38.7 million for the six months ended June 30, 2018 as compared with $11.8 million for the comparable period of 2017.
Water sales and royalties. Water sales and royalty revenues for the six months ended June 30, 2018 of $29.2 million were more than double the amount of revenue for the comparable period of 2017. This increase is due to the Trust commencing the development of brackish water sourcing, partially offset by a decrease in the royalties received from existing legacy agreements.
Easements and sundry income. Easements and sundry income for the Water Service and Operations segment includes pipeline easement royalties, lease royalties and income from temporary permits. For the six months ended June 30, 2018, the combined revenue from these revenue streams was $9.5 million as compared to $0.2 million for the six months ended June 30, 2017.
Net income. Net income for the Water Service and Operations segment was $23.0 million for the six months ended June 30, 2018 compared to $7.5 million for the six months ended June 30, 2017. As discussed above, revenues for the Water Service and Operations segment increased $26.9 million for the six months ended June 30, 2018 compared to the same period of 2017. Expenses for the Water Service and Operations segment were $15.7 million for the six months ended June 30, 2018 as compared to $4.3 million for the six months ended June 30, 2017. The increase in expenses during 2018 is directly related to the formation and commencement of operations of TPWR during the second quarter of 2017 and operating expenses related to the brackish water sourcing and water re-use projects placed in service in 2018 and late 2017. See further discussion of these water service-related operating expenses below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee benefits. Salaries and related employee benefits were $5.8 million for the six months ended June 30, 2018 compared to $1.0 million for the comparable period of 2017. The increase in salaries and related employee benefits is directly related to the increase in the number of employees from 14 employees as of June 30, 2017 to 47 as of June 30, 2018 and additional contract labor expenses for the six months ended June 30, 2018 compared to the same period of 2017.
Water service-related expenses. Water service-related expenses of $3.9 million for the six months ended June 30, 2018, include expenses for equipment rental, propane and fuel and other equipment-related expenses associated with the brackish water sourcing and water re-use projects placed in service in 2018 and late 2017. The Trust incurred only minimal water service-related expenses during the six months ended June 30, 2017.
General and administrative expenses. General and administrative expenses increased $1.4 million to $2.0 million for the six months ended June 30, 2018 from $0.6 million for the same period of 2017. Approximately $0.5 million of the increase is related to an increase in insurance expenses which are partially attributable to the increase in the number of employees subsequent to June 30, 2017. Auto-related costs, travel expenses, office rent and other general expenses increased as a result of the formation and commencement of operations of TPWR during the second quarter of 2017.
Legal and professional expenses. Legal and professional fees decreased 34.1% to $1.1 million for the six months ended June 30, 2018 from $1.6 million for the comparable period of 2017. Legal and professional fees for the six months ended June 30, 2017 included consulting fees related to a 2017 strategic review of the Trust.
Depreciation and amortization. Depreciation and amortization was $0.8 million for the six months ended June 30, 2018 compared to $0.1 million for the six months ended June 30, 2017. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets during 2017 and 2018.

Cash Flow Analysis
For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017
Cash flows provided by operating activities for the six months ended June 30, 2018 and 2017 were $89.2 million and $35.0 million, respectively. This increase in operating cash flows is principally due to increases in oil and gas royalties collected, easements and sundry payments received and water sales and royalties collected during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Cash flows used in investing activities were $34.2 million compared to $3.6 million for the six months ended June 30, 2018 and 2017, respectively. The increased use of investing cash flows is due to our investment of $29.8 million in water service-related assets during the six months ended June 30, 2018.
Cash flows used in financing activities were $48.7 million compared to $30.7 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, the Trust paid total dividends of $31.7 million consisting of a cash dividend of $1.05 per Sub-share Certificate (“Sub-share”) and a special dividend of $3.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2018. During the six months ended June 30, 2017, the Trust paid total dividends of $10.7 million consisting of a cash dividend of $0.35 per Sub-share and a special dividend of $1.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2017.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are its revenues from oil, gas and water service-related royalties, easements and sundry income, and water and land sales.
Our primary liquidity and capital requirements are for capital expenditures related to our water service and operations segment, working capital and general corporate needs. As of June 30, 2018, we had a cash and cash equivalents balance of $85.9 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase additional Sub-shares subject to market conditions, and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Trust has not engaged in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. Our most critical accounting policies and estimates include: valuation of real estate acquired through foreclosure and gain on recognition on land sales. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15, management of the Trust under the supervision and with the participation of Tyler Glover, the Trust’s Chief Executive Officer, and Robert J. Packer, the Trust’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the Trust’s fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Mr. Glover and Mr. Packer concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A. “Risk Factors” of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, the Trust repurchased Sub-shares as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2018	2,955	$532.60	—	—
May 1 through May 31, 2018	5,657	648.53	—	—
June 1 through June 30, 2018	7,304	695.99	—	—
Total	15,916	$648.79	—	—

(1)	The Trust purchased and retired 15,916 Sub-shares in the open market during the three months ended June 30, 2018.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following information from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date:	August 7, 2018	By:	/s/ Tyler Glover
Tyler Glover, General Agent and
Chief Executive Officer

Date:	August 7, 2018	By:	/s/ Robert J. Packer
Robert J. Packer, General Agent and
Chief Financial Officer