Form 10-Q
period 2018-09-30
TEXAS PACIFIC LAND TRUST
filed 2018-11-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the Registrant had 7,774,394 Sub-share Certificates outstanding.

TEXAS PACIFIC LAND TRUST
Form 10-Q
Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except acres, shares and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash and cash equivalents	$110,617	$79,580
Accrued receivables	39,615	17,773
Other assets	7,702	849
Prepaid income taxes	—	1,202
Property, plant and equipment, net of accumulated depreciation of $1,952 and $463 as of September 30, 2018 and December 31, 2017, respectively	57,989	19,516
Real estate acquired	3,778	1,115
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights) situated in eighteen counties in Texas – 877,467 acres and 877,633 acres as of September 30, 2018 and December 31, 2017, respectively	—	—
1/16th nonparticipating perpetual royalty interest in 373,777 acres	—	—
1/128th nonparticipating perpetual royalty interest in 85,414 acres	—	—
Total assets	$219,701	$120,035

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$8,884	$5,608
Income taxes payable	3,059	851
Deferred taxes payable	114	114
Unearned revenue	12,604	8,364
Total liabilities	24,661	14,937

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 7,781,831 and 7,821,599 Sub-share Certificates as of September 30, 2018 and December 31, 2017, respectively	—	—
Accumulated other comprehensive loss	(765)	(804)
Net proceeds from all sources	195,805	105,902
Total capital	195,040	105,098
Total liabilities and capital	$219,701	$120,035

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income:
Oil and gas royalties	$31,253	$20,481	$88,078	$43,252
Easements and sundry income	22,068	23,454	66,845	51,247
Water sales and royalties	18,178	7,917	47,428	19,584
Land sales	1,543	—	4,293	220
Other operating income	126	125	375	374
Total income	73,168	51,977	207,019	114,677

Expenses:
Salaries and related employee benefits	3,703	671	9,548	1,637
Water service-related expenses	3,707	201	7,601	211
General and administrative expenses	1,405	511	3,390	1,122
Legal and professional fees	556	1,011	1,623	2,630
Depreciation and amortization	706	209	1,519	313
Taxes, other than income taxes	130	66	387	183
Trustees’ compensation	2	2	6	6
Total expenses	10,209	2,671	24,074	6,102

Operating income	62,959	49,306	182,945	108,575

Other income	236	18	526	31
Income before income taxes	63,195	49,324	183,471	108,606
Income taxes	12,433	16,322	36,415	35,995
Net income	$50,762	$33,002	$147,056	$72,611

Other comprehensive income — periodic pension costs, net of income taxes of $3, $9, $10, and $28, respectively	13	17	39	52
Total comprehensive income	$50,775	$33,019	$147,095	$72,663

Weighted average number of Sub-share Certificates outstanding	7,786,692	7,851,916	7,797,262	7,872,554

Net income per Sub-share Certificate — basic and diluted	$6.52	$4.20	$18.86	$9.22

Cash dividends per Sub-share Certificate	$—	$—	$4.05	$1.35

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$147,056	$72,611
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	—	(337)
Depreciation and amortization	1,519	313
Gain on disposal of fixed assets	(2)	(4)
Changes in operating assets and liabilities:
Accrued receivables and other assets	(28,704)	(17,040)
Prepaid income taxes	1,202	—
Accounts payable, accrued expenses and other liabilities	7,555	5,067
Income taxes payable	2,208	5,249
Cash provided by operating activities	130,834	65,859

Cash flows from investing activities:
Proceeds from sale of fixed assets	25	28
Acquisition of land	(2,663)	—
Purchase of fixed assets	(40,006)	(7,970)
Cash used in investing activities	(42,644)	(7,942)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(25,501)	(27,158)
Dividends paid	(31,652)	(10,681)
Cash used in financing activities	(57,153)	(37,839)

Net increase in cash and cash equivalents	31,037	20,078
Cash and cash equivalents, beginning of period	79,580	49,418
Cash and cash equivalents, end of period	$110,617	$69,496

Supplemental disclosure of cash flow information:
Income taxes paid	$34,251	$31,102

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

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position of the Trust as of September 30, 2018 and the results of its operations for the three and nine months ended September 30, 2018 and 2017, respectively, and its cash flows for the nine months ended September 30, 2018 and 2017, respectively. Such adjustments are of a normal recurring nature.

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
The most significant impact of the new standard relates to our accounting for easement agreements and to a lesser extent oil and gas royalties. Specifically, we recognize revenue for term easements upon execution of the easement agreements, and as a result, we no longer defer revenue on our term easements. Historically, oil and gas royalties have been adjusted for production taxes paid by operators with a charge to taxes, other than income taxes and a corresponding increase to revenue. We elected the practical expedient allowed by the ASU and exclude production taxes from revenue. Revenue recognition related to our land sales and other sundry income remains substantially unchanged. Adoption of the standard resulted in (i) the acceleration of easement and sundry income as unearned revenue decreased, (ii) a reduction in oil and gas royalty revenue with a corresponding reduction in taxes, other than income taxes, and (iii) an increase in income tax expense for the three and nine months ended September 30, 2017.
We adopted the new standard on January 1, 2018 applying the full retrospective method with optional practical expedients. Adoption of the standard using the full retrospective method required us to restate certain previously reported results as though the new standard had always been in effect.
Adoption of the standard related to revenue recognition impacted our previously reported results as follows (in thousands, except per share amounts):

	As reported in prior year	Retrospective Adjustment	As reported in current year
Condensed Consolidated Statements of Income:
For the three months ended September 30, 2017
Revenue	$42,476	$9,501	$51,977
Taxes, other than income taxes	797	(731)	66
Income taxes	12,687	3,635	16,322
Net income	26,405	6,597	33,002
Net income per Sub-share Certificate	$3.36	$0.84	$4.20

For the nine months ended September 30, 2017
Revenue	$94,054	$20,623	$114,677
Taxes, other than income taxes	2,219	(2,036)	183
Income taxes	27,945	8,050	35,995
Net income	58,002	14,609	72,611
Net income per Sub-share Certificate	$7.37	$1.85	$9.22

Condensed Consolidated Balance Sheets:
As of December 31, 2017
Assets:
Accrued receivables	$18,206	$(433)	$17,773
Deferred tax asset (liability)	6,992	(7,106)	(114)

Liabilities and Capital:
Unearned revenue	$41,375	$(33,011)	$8,364
Other taxes payable	433	(433)	—
Net proceeds from all sources	79,997	25,905	105,902

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

Effects on Operating Income and Other Income from Adoption of New Accounting Standards

Adoption of the standards related to revenue recognition and presentation of net periodic pension cost impacted our previously reported results for operating income and other income as follows (in thousands):

	As reported in prior year	Retrospective Adjustment	As reported in current year
Condensed Consolidated Statements of Income:
For the three months ended September 30, 2017
Operating income (1)	$39,071	$10,235	$49,306
Other income	20	(2)	18

For the nine months ended September 30, 2017
Operating income (1)	$85,907	$22,668	$108,575
Other income	39	(8)	31

(1)
The retrospective adjustment amount includes approximately $10.2 million and $22.7 million for the three and nine months ended September 30, 2017, respectively, related to the adoption of the new revenue recognition guidance as discussed above. The retrospective adjustment amount related to the adoption of the presentation of net periodic pension cost had a minimal impact.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new guidance will also require significant disclosures about the amount, timing and uncertainty of cash flows from leases. In January 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” that clarifies the application of the new lease guidance to land easements. The ASU allows an optional transition practical expedient, which if elected, would not require an entity to reassess the accounting treatment on existing or expired land easements not previously accounted for as leases under the current lease guidance. Any new or modified land easements would be evaluated under the new lease guidance upon adoption of the new lease standard. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842) — Targeted Improvements” to set forth certain additional practical expedients for lessors and to provide entities with an option to adopt the new lease standard with a cumulative effect at the adoption date without restating prior periods. The new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which for the Trust is the first quarter of 2019. The Trust plans to adopt the new lease standard on January 1, 2019 with a cumulative effect at the adoption date. While the assessment of the impact this ASU will have on the consolidated financial statements is ongoing, the Trust does expect to recognize a right of use asset and lease liability for our operating lease commitments on the consolidated balance sheet, but does not expect a significant impact on our consolidated results of operations or cash flows.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to Disclosure Requirements for Defined Benefit Plans.” The ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other post-retirement plans. The ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Trust is currently evaluating the impact that ASU 2018-14 will have on our consolidated financial statements and disclosures.

4.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Property, plant and equipment:
Water service-related assets (1)	$55,417	$18,193
Furniture, fixtures and equipment	3,927	1,786
Other	597	—
Property, plant and equipment at cost	59,941	19,979
Less: accumulated depreciation	(1,952)	(463)
Property, plant and equipment, net	$57,989	$19,516

(1)	Water service-related assets reflect assets related to brackish water sourcing and water re-use projects.

Depreciation expense was $0.7 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. Depreciation expense was $0.2 million and $0.3 million for the three and nine months ended September 30, 2017.

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

During the nine months ended September 30, 2018 and 2017, we completed the following sales of land parcels (in thousands, except number of acres):

Date of sale	Location	Approximate number of acres sold	Contract sale price
For the nine months ended September 30, 2018
February 2018	Loving County	40.0	$1,150
March 2018	Culberson County	80.0	1,600
August 2018	El Paso County	15.0	270
September 2018	Reeves County	31.8	1,273
Total		166.8	$4,293

For the nine months ended September 30, 2017
May 2017	Loving County	11.02	$220
Total		11.02	$220

Real Estate Acquired

Real estate acquired included the following activity for the nine months ended September 30, 2018 and 2017 (in thousands, except number of acres):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Acres	Book Value	Acres	Book Value
Balance at January 1,	10,064.78	$1,115	10,064.78	$1,115
Acquisitions	2,883.68	2,663	—	—
Sales	—	—	—	—
Balance at September 30,	12,948.46	$3,778	10,064.78	$1,115

6.	Income Taxes

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

Repurchases of Sub-shares

During the nine months ended September 30, 2018, we purchased and retired 39,768 Sub-shares. During the nine months ended September 30, 2017, we purchased and retired 88,272 Sub-shares.

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
Segment financial results were as follows for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Land and resource management	$47,513	$42,343	$142,642	$93,209
Water service and operations	25,655	9,634	64,377	21,468
Total consolidated revenues	$73,168	$51,977	$207,019	$114,677

Net income:
Land and resource management	$36,385	$27,424	$109,700	$59,535
Water service and operations	14,377	5,578	37,356	13,076
Total consolidated net income	$50,762	$33,002	$147,056	$72,611

Capital expenditures
Land and resource management	$909	$1,682	$2,464	$2,188
Water service and operations	7,533	2,678	37,542	5,782
Total capital expenditures	$8,442	$4,360	$40,006	$7,970

Depreciation and amortization:
Land and resource management	$160	$104	$330	$123
Water service and operations	546	105	1,189	190
Total depreciation and amortization	$706	$209	$1,519	$313

The following table presents total assets and property, plant and equipment, net by segment as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Assets:
Land and resource management	$141,934	$97,549
Water service and operations	77,767	22,486
Total consolidated assets	$219,701	$120,035

Property, plant and equipment, net
Land and resource management	$3,567	$1,449
Water service and operations	54,422	18,067
Total consolidated property, plant and equipment, net	$57,989	$19,516

9.    Oil and Gas Producing Activities

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. Currently, the Trust has identified 303 DUC wells subject to our royalty interest. The process of identifying these wells is ongoing and we anticipate updates going forward to be affected by a number of factors including, but not limited to, ongoing changes/updates to our identification process, changes/updates by Drilling Info (our main source of information in identifying these wells) in their identification process, the eventual completion of these DUC wells, and additional wells drilled but not completed by companies operating where we have a royalty interest.

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

During the nine months ended September 30, 2018, the Trust invested approximately $27.7 million in TPWR projects to develop brackish water sourcing and water re-use assets.

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

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017

Revenues. Revenues increased $21.2 million, or 40.8%, to $73.2 million for the three months ended September 30, 2018 compared to $52.0 million for the three months ended September 30, 2017. Net income increased $17.8 million, or 53.8%, to $50.8 million for the three months ended September 30, 2018 compared to $33.0 million for the three months ended September 30, 2017.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three months ended September 30,
	2018		2017
Revenues:
Land and resource management:
Oil and gas royalties	$31,253	43%	$20,481	39%
Easements and sundry income	14,591	20%	21,737	42%
Land sales and other income	1,669	2%	125	—%
	47,513	65%	42,343	81%
Water service and operations:
Water sales and royalties	18,178	25%	7,917	15%
Easements and sundry income	7,477	10%	1,717	4%
	25,655	35%	9,634	19%
Total consolidated revenues	$73,168	100%	$51,977	100%

Net income:
Land and resource management	$36,385	72%	$27,424	83%
Water service and operations	14,377	28%	5,578	17%
Total consolidated net income	$50,762	100%	$33,002	100%

 Land and Resource Management

Land and Resource Management segment revenues increased $5.2 million, or 12.2%, to $47.5 million for the three months ended September 30, 2018 as compared with $42.3 million for the comparable period of 2017.
Oil and gas royalties. Oil and gas royalty revenue was $31.3 million for the three months ended September 30, 2018 compared to $20.5 million for the three months ended September 30, 2017. Oil royalty revenue was $24.1 million for the three months ended September 30, 2018 compared to $17.0 million for the comparable period of 2017. This increase in oil royalty revenue is principally due to the combined effect of a 98.9% increase in crude oil production subject to the Trust’s royalty interest, and a 31.0% increase in the average price per royalty barrel of crude oil received during the three months ended September 30, 2018 compared to the same period in 2017. Gas royalty revenue was $7.1 million for the three months ended September 30, 2018, an increase of 102.8% over the three months ended September 30, 2017 when gas royalty revenue was $3.5 million. This increase in gas royalty revenue resulted from a volume increase of 174.7% for the three months ended September 30, 2018 as compared to the same period of 2017, partially offset by a 26.5% decrease in the average price received. Additionally, oil and gas royalties for the three months ended September 30, 2017 included $7.7 million related to an arbitration settlement with Chevron U.S.A., Inc. (the “Chevron Settlement”) in September 2017.
Easements and sundry income. Easements and sundry income was $14.6 million for the three months ended September 30, 2018, a decrease of 32.9% compared to $21.7 million for the three months ended September 30, 2017. Easements and sundry income includes pipeline easement income, seismic and temporary permit income, lease rental income and income from material sales. The decrease in easements and sundry income is principally related to the decrease in pipeline easement income which decreased 42.5% to $9.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Easements and sundry income is unpredictable and may vary significantly from period to period. Effective January 1, 2018, the Trust adopted the new revenue recognition accounting standard using the full retrospective method, and no longer defers revenue on its term easements. See more discussion in Note 2, “Summary of Significant Accounting Policies — Recently Adopted Accounting Guidance” for further discussion and analysis of impact on our condensed consolidated financial statements.
Land sales and other income. Land sales and other income includes revenue generated from land sales and grazing leases. For the three months ended September 30, 2018, we sold approximately 46.83 acres of land for total consideration of $1.5 million, or approximately $32,953 per acre. There were no land sales for the three months ended September 30, 2017.

Net income. Net income for the Land and Resource Management segment was $36.4 million for the three months ended September 30, 2018 compared to $27.4 million for the three months ended September 30, 2017. As discussed above, revenues for the Land and Resource Management segment increased $5.2 million for the three months ended September 30, 2018 compared to the same period of 2017. Expenses, including income tax expense, for the Land and Resource Management segment were $11.1 million and $14.9 million for the three months ended September 30, 2018 and 2017, respectively. This decrease in expenses was principally due to the decrease in income tax expense related to the change in the federal income tax rate from 35% to 21% effective January 1, 2018 and an overall decrease in legal and professional fees. For the three months ended September 30, 2017, we incurred consulting fees related to a strategic review of the Trust. No such consulting fees were incurred for the three months ended September 30, 2018. See further discussion of these expenses below under “Other Financial Data — Consolidated.”

Water Service and Operations
Water Service and Operations segment revenues increased $16.0 million, or 166.3%, to $25.7 million for the three months ended September 30, 2018 as compared with $9.6 million for the comparable period of 2017.
Water sales and royalties. Water sales and royalty revenues for the three months ended September 30, 2018 of $18.2 million were more than double the amount of revenue for the comparable period of 2017. This increase is due to the Trust commencing development of brackish water sourcing, partially offset by a decrease in the royalties received from existing legacy agreements.
Easements and sundry income. Easements and sundry income for the Water Service and Operations segment includes pipeline easement royalties, lease royalties and income from temporary permits. For the three months ended September 30, 2018, the combined revenue from these revenue streams was $7.5 million compared to $1.7 million for the three months ended September 30, 2017.

Net income. Net income for the Water Service and Operations segment was $14.4 million for the three months ended September 30, 2018 compared to $5.6 million for the three months ended September 30, 2017. As discussed above, revenues for the Water Service and Operations segment increased $16.0 million for the three months ended September 30, 2018 compared to the same period of 2017. Expenses for the Water Service and Operations segment were $11.3 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively. The increase in expenses during 2018 is directly related to the formation and commencement of operations of TPWR during the second quarter of 2017 and operating expenses related to the brackish water sourcing and water re-use projects placed in service in 2018 and late 2017. See further discussion of these water service-related operating expenses below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee benefits. Salaries and related employee benefits were $3.7 million for the three months ended September 30, 2018 compared to $0.7 million for the comparable period of 2017. The increase in salaries and related employee benefits is directly related to the increase in the number of employees from 17 employees as of September 30, 2017 to 58 as of September 30, 2018 and additional contract labor expenses for the three months ended September 30, 2018 compared to the same period of 2017.
Water service-related expenses. Water service-related expenses of $3.7 million for the three months ended September 30, 2018, include expenses for equipment rental, propane and fuel and other equipment-related expenses associated with the brackish water sourcing and water re-use projects placed in service in 2018 and late 2017. The Trust incurred minimal water service-related expenses during the three months ended September 30, 2017.
General and administrative expenses. General and administrative expenses increased $0.9 million to $1.4 million for the three months ended September 30, 2018 from $0.5 million for the same period of 2017. The increase in general and administrative expenses is primarily due to additional liability insurance and equipment costs as a result of the opening of an additional office in Midland, Texas for our TPWR operations during the second quarter of 2017.
Legal and professional expenses. Legal and professional fees decreased $0.4 million to $0.6 million for the three months ended September 30, 2018 from $1.0 million for the comparable period of 2017. Legal and professional fees for the three months ended September 30, 2017 included consulting fees related to a 2017 strategic review of the Trust.
Depreciation and amortization. Depreciation and amortization was $0.7 million for the three months ended September 30, 2018 compared to $0.2 million for the three months ended September 30, 2017. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets during 2017 and 2018.

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

Revenues. Revenues increased $92.3 million, or 80.5%, to $207.0 million for the nine months ended September 30, 2018 compared to $114.7 million for the nine months ended September 30, 2017. Net income increased $74.4 million, or 102.5%, to $147.1 million for the nine months ended September 30, 2018 compared to $72.6 million for the nine months ended September 30, 2017.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Nine Months Ended September 30,
	2018		2017
Revenues:
Land and resource management:
Oil and gas royalties	$88,078	43%	$43,252	38%
Easements and sundry income	49,896	24%	49,363	43%
Land sales and other income	4,668	2%	594	—%
	142,642	69%	93,209	81%
Water service and operations:
Water sales and royalties	47,428	23%	19,584	17%
Easements and sundry income	16,949	8%	1,884	2%
	64,377	31%	21,468	19%
Total consolidated revenues	$207,019	100%	$114,677	100%

Net income:
Land and resource management	$109,700	75%	$59,535	82%
Water service and operations	37,356	25%	13,076	18%
Total consolidated net income	$147,056	100%	$72,611	100%

 Land and Resource Management

Land and Resource Management segment revenues increased $49.4 million, or 53.0%, to $142.6 million for the nine months ended September 30, 2018 as compared with $93.2 million for the comparable period of 2017.
Oil and gas royalties. Oil and gas royalty revenue was $88.1 million for the nine months ended September 30, 2018 compared to $43.3 million for the nine months ended September 30, 2017. Oil royalty revenue was $69.0 million for the nine months ended September 30, 2018 compared to $33.4 million for the comparable period of 2017. This increase in oil royalty revenue is principally due to the combined effect of a 115.2% increase in crude oil production subject to the Trust’s royalty interest, and a 24.2% increase in the average price per royalty barrel of crude oil received during the nine months ended September 30, 2018 compared to the same period in 2017. Gas royalty revenue was $19.1 million for the nine months ended September 30, 2018, an increase of 94.5% over the nine months ended September 30, 2017 when gas royalty revenue was $9.8 million. This increase in gas royalty revenue resulted from a volume increase of 156.8% for the nine months ended September 30, 2018 as compared to the same period of 2017, partially offset by a 24.8% decrease in the average price received. Additionally, oil and gas royalties for the nine months ended September 30, 2017 included $7.7 million related to the Chevron Settlement in September 2017.
Easements and sundry income. Easements and sundry income was $49.9 million for the nine months ended September 30, 2018, an increase of 1.1% compared to $49.4 million for the nine months ended September 30, 2017. Easements and sundry income includes pipeline easement income, seismic and temporary permit income, lease rental income and income from material sales. The increase in easements and sundry income is principally related to the increase in material sales which increased 29.6% to $4.9 million for the nine months ended September 30, 2018 from $3.7 million for the nine months ended September 30, 2017. Easements and sundry income is unpredictable and may vary significantly from period to period. Effective January 1, 2018, the Trust adopted the new revenue recognition accounting standard using the full retrospective method, and no longer defers revenue on its term easements. See more discussion in Note 2, “Summary of Significant Accounting Policies — Recently Adopted Accounting Guidance” for further discussion and analysis of impact on our condensed consolidated financial statements.
Land sales and other income. Land sales and other income includes revenue generated from land sales and grazing leases. For the nine months ended September 30, 2018, we sold approximately 167 acres of land for total consideration of $4.3 million, or approximately $25,734 per acre. For the nine months ended September 30, 2017, we sold approximately 11.02 acres of land for total consideration of $0.2 million, or approximately $20,000 per acre.

Net income. Net income for the Land and Resource Management segment was $109.7 million for the nine months ended September 30, 2018 compared to $59.5 million for the nine months ended September 30, 2017. As discussed above, revenues for the Land and Resource Management segment increased $49.4 million for the nine months ended September 30, 2018 compared to the same period of 2017. Expenses, including income tax expense, for the Land and Resource Management segment were $32.9 million and $33.7 million for the nine months ended September 30, 2018 and 2017, respectively. This decrease in expenses was principally due to the decrease in income tax expense related to the change in the federal income tax rate from 35% to 21% effective January 1, 2018 partially offset by increased salaries and related employee benefits and general and administrative expenses. See further discussion of these expenses below under “Other Financial Data — Consolidated.”

Water Service and Operations
Water Service and Operations segment revenues increased $42.9 million, or 199.9%, to $64.4 million for the nine months ended September 30, 2018 as compared with $21.5 million for the comparable period of 2017.
Water sales and royalties. Water sales and royalty revenues for the nine months ended September 30, 2018 of $47.4 million were more than double the amount of revenue for the comparable period of 2017. This increase is due to the Trust commencing the development of brackish water sourcing, partially offset by a decrease in the royalties received from existing legacy agreements.
Easements and sundry income. Easements and sundry income for the Water Service and Operations segment includes pipeline easement royalties, lease royalties and income from temporary permits. For the nine months ended September 30, 2018, the combined revenue from these revenue streams was $16.9 million as compared to $1.9 million for the nine months ended September 30, 2017.
Net income. Net income for the Water Service and Operations segment was $37.4 million for the nine months ended September 30, 2018 compared to $13.1 million for the nine months ended September 30, 2017. As discussed above, revenues for the Water Service and Operations segment increased $42.9 million for the nine months ended September 30, 2018 compared to the same period of 2017. Expenses for the Water Service and Operations segment were $27.0 million for the nine months ended September 30, 2018 as compared to $8.4 million for the nine months ended September 30, 2017. The increase in expenses during 2018 is directly related to the formation and commencement of operations of TPWR during the second quarter of 2017 and operating expenses related to the brackish water sourcing and water re-use projects placed in service in 2018 and late 2017. See further discussion of these water service-related operating expenses below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee benefits. Salaries and related employee benefits were $9.5 million for the nine months ended September 30, 2018 compared to $1.6 million for the comparable period of 2017. The increase in salaries and related employee benefits is directly related to the increase in the number of employees from 17 employees as of September 30, 2017 to 58 as of September 30, 2018 and additional contract labor expenses for the nine months ended September 30, 2018 compared to the same period of 2017.
Water service-related expenses. Water service-related expenses of $7.6 million for the nine months ended September 30, 2018, include expenses for equipment rental, propane and fuel and other equipment-related expenses associated with the brackish water sourcing and water re-use projects placed in service in 2018 and late 2017. The Trust incurred only minimal water service-related expenses during the nine months ended September 30, 2017.
General and administrative expenses. General and administrative expenses increased $2.3 million to $3.4 million for the nine months ended September 30, 2018 from $1.1 million for the same period of 2017. The increase in general and administrative expenses is primarily due to additional liability insurance and equipment costs as a result of the formation and commencement of operations of TPWR during the second quarter of 2017.
Legal and professional expenses. Legal and professional fees decreased 38.3% to $1.6 million for the nine months ended September 30, 2018 from $2.6 million for the comparable period of 2017. Legal and professional fees for the nine months ended September 30, 2017 included consulting fees related to a 2017 strategic review of the Trust.
Depreciation and amortization. Depreciation and amortization was $1.5 million for the nine months ended September 30, 2018 compared to $0.3 million for the nine months ended September 30, 2017. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets during 2017 and 2018.

Cash Flow Analysis
For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017
Cash flows provided by operating activities for the nine months ended September 30, 2018 and 2017 were $130.8 million and $65.9 million, respectively. This increase in operating cash flows is principally due to increases in oil and gas royalties collected, easements and sundry payments received and water sales and royalties collected during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Cash flows used in investing activities were $42.6 million compared to $7.9 million for the nine months ended September 30, 2018 and 2017, respectively. The increased use of investing cash flows is due to our investment of $37.2 million in water service-related assets during the nine months ended September 30, 2018.
Cash flows used in financing activities were $57.2 million compared to $37.8 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, the Trust paid total dividends of $31.7 million consisting of a cash dividend of $1.05 per Sub-share Certificate (“Sub-share”) and a special dividend of $3.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2018. During the nine months ended September 30, 2017, the Trust paid total dividends of $10.7 million consisting of a cash dividend of $0.35 per Sub-share and a special dividend of $1.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2017.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are its revenues from oil, gas and water service-related royalties, easements and sundry income, and water and land sales.
Our primary liquidity and capital requirements are for capital expenditures related to our water service and operations segment, working capital and general corporate needs. As of September 30, 2018, we had cash and cash equivalents of $110.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase additional Sub-shares subject to market conditions, and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, the Trust repurchased Sub-shares as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2018	4,111	$767.01	—	—
August 1 through August 31, 2018	4,839	795.31	—	—
September 1 through September 30, 2018	1,756	834.18	—	—
Total	10,706	$790.82	—	—

(1)	The Trust purchased and retired 10,706 Sub-shares in the open market during the three months ended September 30, 2018.

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

101*
The following information from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date:	November 7, 2018	By:	/s/ Tyler Glover
Tyler Glover, General Agent and
Chief Executive Officer

Date:	November 7, 2018	By:	/s/ Robert J. Packer
Robert J. Packer, General Agent and
Chief Financial Officer