Form 10-K
period 2018-12-31
TEXAS PACIFIC LAND TRUST
filed 2019-02-28
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was approximately $5,387,300,000. As of January 31, 2019, there were 7,760,414 Sub-share Certificates outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TEXAS PACIFIC LAND TRUST

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

Item 1. Business.

General

Texas Pacific Land Trust (which, together with its subsidiaries as the context requires, may be referred to as “Texas Pacific”, the “Trust”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 900,000 acres of land in West Texas. Texas Pacific was organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the holders of certain debt securities of the Texas and Pacific Railway Company. Our Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner.

Business Segments

We operate our business in two segments: Land and Resource Management and Water Service and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Trust and provide a framework for timely and rational allocation of resources within businesses. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10, “Business Segment Reporting” in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Land and Resource Management

Our Land and Resource Management segment encompasses the business of managing the approximately 900,000 acres of land and related resources in West Texas owned by the Trust. The revenue streams of this segment principally consist of royalties from oil and gas, revenues from easements and leases and land sales.

We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells.

Our revenue from easements is generated from easement contracts covering activities such as oil and gas pipelines and subsurface wellbore easements. The majority of our easements have a ten-year term. We also enter into agreements with operators and mid-stream companies to lease land from us, primarily for facilities and roads.

We do not actively solicit sales of land. The demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for the ranching uses prevalent in western Texas.

Operations

Revenues from the Land and Resource Management segment for the last three years were as follows (amounts presented in millions):

	Years Ended December 31,
	2018		2017		2016
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Oil and gas royalties (1)	$123.8	41%	$58.4	38%	$28.4	43%
Easements and sundry income	63.9	21%	64.2	42%	26.2	40%
Sale of oil and gas royalty interests	18.9	6%	—	—%	—	—%
Land sales and other income	4.9	2%	0.7	—%	3.4	5%
Total Revenue - Land and Resource Management segment	$211.5	70%	$123.3	80%	$58.0	88%

(1)
On September 14, 2017, we settled the previously disclosed arbitration case with Chevron U.S.A., Inc. involving claims for underpayment of royalties. The Trust received $7.7 million as part of the settlement, including royalties that will be paid to the Trust on additional wells under several community leases. The settlement is included in oil and gas royalties for the year ended December 31, 2017.

For the year ended December 31, 2018, we sold approximately 171.5 acres for an aggregate sales price of approximately $4.4 million, an average price of approximately $25,464. Additionally, we sold nonparticipating perpetual oil and gas royalty interests in approximately 812 net royalty acres (1/8th interest) for approximately $18.9 million, an average price of approximately $23,234 per net royalty acre for the year ended December 31, 2018.

Competition

Our Land and Resource Management segment does not have competitors, as such, in that it sells, leases and generally manages land owned by the Trust and, to that extent, any owner of property located in areas comparable to the Trust is a potential competitor.

Water Service and Operations

Our Water Service and Operations segment primarily consists of revenues from direct sales of water and to a lesser extent, easements and sundry income and royalties on sales of water.

In prior years, we entered into agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. Energy businesses use water for their oil and gas projects while non-energy businesses (i.e., water management service companies) operate water facilities to produce and sell water to energy businesses. We continue to collect revenue from royalties and water sales under these legacy agreements.

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

TPWR, a single member LLC and wholly owned subsidiary of the Trust, focuses on providing a full-service water offering to operators in the Permian Basin. These services include, but are not limited to, brackish water sourcing, produced-water gathering/treatment/recycling, infrastructure development/construction, disposal, water tracking, analytics and well testing services. TPWR is committed to sustainable water development with significant focus on the large-scale implementation of recycled water operations.

Operations

Revenues from our Water Service and Operations segment for the last three years were as follows (amounts presented in millions):

	Years Ended December 31,
	2018		2017		2016
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Water sales and royalties	$63.9	21%	$25.5	16%	$8.1	12%
Easements and sundry income	24.8	9%	5.8	4%	—	—
Total Revenue – Water Service and Operations segment	$88.7	30%	$31.3	20%	$8.1	12%

As of December 31, 2018, TPWR continues to build out its brackish water production and distribution system. Our first sales from internally developed projects were made during the fourth quarter of 2017.

As of December 31, 2018, TPWR continues to build out its water production, storage and delivery infrastructure system in the Permian Basin. TPWR has entered into multiple sourcing contracts with oil and gas operators throughout the basin, the terms of which provide justification for continued investment.

During the year ended December 31, 2018, the Trust invested approximately $35.2 million in TPWR projects to develop brackish water sourcing and re-use assets.

Competition

While there is competition in the water service business in West Texas, we believe our position as a significant landowner of approximately 900,000 acres in West Texas gives us a unique advantage over our competitors who must negotiate with existing landowners to source water and then for the right of way to deliver the water to the end user.

Major Customers

During 2018, we received $46.0 million, or approximately 15% of our total revenues (prior to deferrals), which included $22.9 million of oil and gas royalty revenue, $11.9 million of easements and sundry income (prior to deferrals), and $11.1 million of water sales and royalties, from Anadarko E&P Onshore, LLC and $49.4 million, or approximately 16% of our total revenues (prior to deferrals), which included $27.1 million of oil and gas royalty revenue and $18.9 million of revenue from sales of oil and gas royalty interests, from Chevron U.S.A., Inc.

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

Employees

As of January 31, 2019, Texas Pacific had 71 full-time employees.

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

The Trust is not an oil and gas producer. Its oil and gas income is derived primarily from perpetual non-participating oil and gas royalty interests which it has retained. As oil and gas wells age, the costs of production may increase and their capacity may decline absent additional investment. However, the owners and operators of the oil and gas wells make all decisions as to investments in, and production from, those wells and the Trust’s royalties are dependent upon decisions made by those operators, among other factors. The Railroad Commission of the State of Texas sets authorized production levels for pro-rated wells by regulation. In the past, the Trust’s income from oil and gas royalties has been limited by the production levels authorized by the Railroad Commission and we cannot assure you that they may not be so limited in the future.

Our revenues from the sale of land are subject to substantial fluctuation. Land sales are subject to many factors that are beyond our control.

Land sales vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of future land sales. The Trust does not actively solicit sales of land. The demand for, and the sale price of, any particular tract of the Trust’s land is influenced by many factors, including the national and local economies, rate of oil and gas well development by operators, the rate of residential and commercial development in nearby areas, livestock carrying capacity and the condition of the local agricultural industry, which itself is influenced by range conditions and prices for livestock and agricultural products. The Trust’s ability to sell ranch land is, therefore, largely dependent on the actions of adjoining landowners.

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

Revenues from oil and gas royalties may fluctuate from quarter to quarter based upon market prices for oil and gas and production decisions made by the operators. Our other revenue streams, which include, but are not limited to, water sales and royalties, easements and sundry income and sales of land, may also fluctuate from quarter to quarter. As a result, the results of our operations for any particular quarter are not necessarily indicative of the results of operations for a full year.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

As of December 31, 2018, Texas Pacific owned the surface estate in approximately 902,177 acres of land, comprised of numerous separate tracts, located in 19 counties in the western part of Texas. There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts.

As of December 31, 2018, the Trust also owns a 1/128th nonparticipating perpetual oil and gas royalty interest under 84,934 acres of land and a 1/16th nonparticipating perpetual oil and gas royalty interest under 370,737 acres of land in the western part of Texas. Generally speaking, if the Trust sells the surface estate in real property with respect to which it holds an oil and gas royalty interest, that oil and gas royalty interest is excluded from the sale and retained by the Trust. In addition, the Trust acquired oil and gas royalty interests in approximately 1,826 net royalty acres during 2018.

Approximately 171.5 acres of land were sold in 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Sub-shares in the Trust’s Certificates of Proprietary Interest are traded on the New York Stock Exchange (“NYSE”) under the symbol “TPL”. The range of reported sale prices for Sub-shares on the NYSE for each quarterly period during the past two fiscal years was as follows:

	Years Ended December 31,
	2018		2017
	High	Low	High	Low
1st Quarter	$569.99	$446.01	$336.83	$259.00
2nd Quarter	$739.89	$496.15	$315.00	$275.65
3rd Quarter	$874.00	$692.06	$414.79	$286.79
4th Quarter	$877.97	$409.00	$458.00	$377.96

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a cash dividend each year for the preceding 62 years. The cash dividend was $1.05 per Sub-share in 2018 and $0.35 per Sub-share in 2017 and was paid during the first quarter of each year. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees. The Board of Trustees declared special dividends of $3.00 per Sub-share in 2018 and $1.00 per Sub-share in 2017.

At their February 2019 meeting, the Trustees declared a cash dividend of $1.75 per Sub-share, payable March 15, 2019 to sub-shareholders of record at the close of business on March 8, 2019. This is the 16th consecutive year that the declared dividend has increased. Additionally, the Trustees declared a special dividend of $4.25 per Sub-share, payable March 15, 2019 to sub-shareholders of record at the close of business on March 8, 2019.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2019, were as follows:

Certificates of Proprietary Interest	—
Sub-shares in Certificates of Proprietary Interest	247
TOTAL	247

The Trust has not incorporated equity-related compensation elements in its compensation programs. During the year ended December 31, 2018, the Trust did not issue or sell any equity securities.

Issuer Purchases of Sub-share Certificates

During the fourth quarter of 2018, the Trust repurchased Sub-share Certificates as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub- shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub- shares that May Yet Be Purchased Under the Plans or Programs
October 1, through October 31, 2018	7,437	$794.34	—	—
November 1, through November 30, 2018	7,368	625.41	—	—
December 1, through December 31, 2018	4,612	516.07	—	—
Total(1)	19,417	$664.14	—	—

(1)	The Trust purchased and retired 19,417 Sub-shares in the open market.

Item 6. Selected Financial Data.

The following data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto incorporated by reference in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in thousands, except shares and per share amounts):

	Years Ended December 31, (1)
	2018	2017	2016	2015	2014
Income	$300,220	$154,634	$66,109	$78,090	$53,661
Income before income taxes	$261,750	$145,061	$62,896	$75,283	$51,432
Net income	$209,736	$97,231	$42,275	$50,039	$34,765
Net income per Sub-share	$26.93	$12.38	$5.29	$6.10	$4.14
Dividends per Sub-share (2)	$4.05	$1.35	$0.31	$0.29	$0.27
Average number of Sub-shares outstanding	7,787,407	7,854,705	7,989,030	8,197,632	8,397,314

	As of December 31, (1)
	2018	2017	2016	2015	2014
Total assets, exclusive of property with no assigned value	$285,075	$120,035	$59,403	$50,436	$33,102

(1)
We adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue Recognition (Topic 606): Revenue from Contracts with Customers” on January 1, 2018 using the full retrospective method which required us to restate previously reported results as though the standard had always been in effect. Upon adoption of ASU 2014-09, we no longer defer revenue on our term easements.

(2)	Dividends per Sub-share include special dividends of $3.00 and $1.00 per Sub-share for the years ended December 31, 2018 and 2017, respectively.

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

Our revenues are derived primarily from oil, gas and water-related royalties, sales of water and land, easements and leases of the land. Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year. We do not actively solicit sales of land. In addition, the demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for the ranching uses prevalent in western Texas.

We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells. We monitor production reports by the oil and gas companies to assure that we are being paid the appropriate royalties. We review conditions in the agricultural industry in the areas in which our lands are located and seek to keep as much of our lands as possible under lease to local ranchers.

Our revenue from easements is generated from easement contracts covering activities such as oil and gas pipelines and subsurface wellbore easements. The majority of our easements have a ten-year term. We also enter into agreements with operators and mid-stream companies to lease land from us, primarily for facilities and roads.

In prior years, we entered into agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. Energy businesses use water for their oil and gas projects while non-energy businesses (i.e., water management service companies) operate water facilities to produce and sell water to energy businesses. We continue to collect revenue from royalties and water sales under these legacy agreements.

Demand for water solutions is expected to grow as drilling and completion activity in the Permian Basin continues to increase. In response to that demand, the Trust formed TPWR in June 2017. TPWR, a single member LLC and wholly owned subsidiary of the Trust, focuses on providing full-service water offerings to operators in the Permian Basin. These services include, but are not limited to, brackish water sourcing, produced-water gathering/treatment/recycling, infrastructure development/construction, disposal, water tracking, analytics and well testing services. TPWR is committed to sustainable water development with significant focus on the large-scale implementation of recycled water operations.

Results of Operations

We operate our business in two segments: Land and Resource Management and Water Service and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 10, “Business Segment Reporting” in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues. Revenues increased $145.6 million, or 94.1% to $300.2 million for the year ended December 31, 2018 compared to $154.6 million for the year ended December 31, 2017. Net income increased $112.5 million, or 115.7% to $209.7 million for the year ended December 31, 2018 compared to $97.2 million for the year ended December 31, 2017.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Years Ended December 31,
	2018		2017
Revenues:
Land and resource management
Oil and gas royalties	$123,834	41%	$58,418	38%
Easements and sundry income	63,908	21%	64,199	42%
Sale of oil and gas royalty interests	18,875	6%	—	—%
Land sales and other income	4,859	2%	723	—%
	211,476	70%	123,340	80%
Water service and operations
Water sales and royalties	63,913	21%	25,536	16%
Easements and sundry income	24,831	9%	5,758	4%
	88,744	30%	31,294	20%
Total consolidated revenues	$300,220	100%	$154,634	100%

Net income
Land and resource management	$159,611	76%	$78,468	81%
Water service and operations	50,125	24%	18,763	19%
Total consolidated net income	$209,736	100%	$97,231	100%

Land and Resource Management

Land and Resource Management segment revenues increased $88.1 million, or 71.5%, to $211.5 million for the year ended December 31, 2018 as compared with revenues of $123.3 million for the comparable period of 2017.

Oil and gas royalties. Oil and gas royalty revenue was $123.8 million for the year ended December 31, 2018 compared to $58.4 million for the year ended December 31, 2017, an increase of 112.0%. Oil royalty revenue was $94.6 million for the year ended December 31, 2018 compared to $36.9 million for the comparable period of 2017. This increase in oil royalty revenue is principally due to the combined effect of a 110.0% increase in crude oil production subject to the Trust’s royalty interest, and a 21.6% increase in the average price per royalty barrel of crude oil received during the year ended December 31, 2018 compared to the same period in 2017. Gas royalty revenue was $29.2 million for the year ended December 31, 2018, an increase of 111.4% over the year ended December 31, 2017 when gas royalty revenue was $13.8 million. This increase in gas royalty revenue resulted from a volume increase of 178.5% for the year ended December 31, 2018 as compared to the same period of 2017, partially offset by a 24.2% decrease in the average price received. Additionally, oil and gas royalties for the year ended December 31, 2017 included $7.7 million related to the settlement of an arbitration with Chevron U.S.A., Inc. (the “Chevron Settlement”) in September 2017. See Part I, Item 1. Business in this Annual Report on Form 10-K for additional information. No such settlement was received for the year ended December 31, 2018.

Easements and sundry income. Easements and sundry income was $63.9 million for the year ended December 31, 2018, a slight decrease compared to $64.2 million for the year ended December 31, 2017. Easements and sundry income includes pipeline easement income, seismic and temporary permit income, lease rental income and income from material sales. Easements and sundry income is unpredictable and may vary significantly from period to period. The slight decrease in easements and sundry income is principally related to a decrease in material sales, partially offset by an increase in pipeline easement income. Material sales decreased 22.3% to $5.6 million for the year ended December 31, 2018 compared to the same period of 2017. Pipeline easement income increased 3.7% to $43.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Effective January 1, 2018, upon the Trust’s adoption of the new revenue recognition accounting standard, we no longer defer revenue on our term easements. See Note 2, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for further discussion and analysis of impact on our consolidated financial statements.

Sale of oil and gas royalty interests. Revenue from the sale of oil and gas royalty interests was $18.9 million for the year ended December 31, 2018. The Trust sold nonparticipating perpetual royalty interests in approximately 812 net royalty acres for an average price of approximately $23,234 per net royalty acre.
Land sales and other income. Land sales and other income includes revenue generated from land sales and grazing leases. For the year ended December 31, 2018, we sold approximately 171.5 acres of land for total consideration of $4.4 million, or approximately $25,464 per acre. For the year ended December 31, 2017, land sales generated $0.2 million of income for selling approximately 11.0 acres at an average price of $20,000 per acre. Grazing lease income was approximately $0.5 million for both years ended December 31, 2018 and 2017.

Net income. Net income for the Land and Resource Management segment was $159.6 million for the year ended December 31, 2018 compared to $78.5 million for the year ended December 31, 2017. As discussed above, revenues for the Land and Resource Management segment increased $88.1 million for the year ended December 31, 2018 compared to the same period of 2017. Expenses for the Land and Resource Management segment were $51.9 million and $44.9 million for the years ended December 31, 2018 and 2017, respectively. The increase in expenses was principally related to increased salary expense and general and administrative expenses. See further discussion of these expenses below under “Other Financial Data — Consolidated.”

Water Service and Operations

Water Service and Operations segment revenues increased $57.4 million, or 183.6%, to $88.7 million for the year ended December 31, 2018 as compared with revenues of $31.3 million for the comparable period of 2017.

Water sales and royalties. Water sales and royalty revenues for the year ended December 31, 2018 of $63.9 million were more than double the amount of revenue for the comparable period of 2017. This increase is due primarily to the Trust commencing the development of brackish water sourcing, partially offset by a decrease in the royalties received from existing legacy agreements.

Easements and sundry income. Easements and sundry income for the Water Service and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the year ended December 31, 2018, the combined revenue from these revenue streams was $24.8 million as compared to $5.8 million for the year ended December 31, 2017.

Net income. Net income for the Water Service and Operations segment was $50.1 million for the year ended December 31, 2018 compared to $18.8 million for the year ended December 31, 2017. As discussed above, revenues for the Water Service and Operations segment increased $57.4 million for the year ended December 31, 2018 compared to the same period of 2017. Expenses for the Water Service and Operations segment were $38.6 million for the year ended December 31, 2018 as compared to $12.5 million for the year ended December 31, 2017. The increase in expenses during 2018 is directly related to the formation and commencement of operations of TPWR during the second quarter of 2017 and operating expenses related to the brackish water sourcing and water re-use projects placed in service in 2018 and late 2017. See further discussion of these water service-related operating expenses below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $18.4 million for the year ended December 31, 2018 compared to $3.8 million for the comparable period of 2018. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from 26 employees as of December 31, 2017 to 64 as of December 31, 2018 as well as an increase in contract labor expenses over the same time period.

Water service-related expenses. Water service-related expenses of $11.2 million for the year ended December 31, 2018, include expenses for equipment rental, propane and fuel and other equipment-related expenses associated with brackish water sourcing and water re-use projects placed in service in 2018 and late 2017. The Trust incurred only minimal water service-related expenses during the year ended December 31, 2017.

General and administrative expenses. General and administrative expenses increased $3.2 million to $4.7 million for the year ended December 31, 2018 from $1.5 million for the same period of 2017. The increase in general and administrative expenses is primarily due to additional liability insurance and equipment costs as a result of the formation and commencement of operations of TPWR during the second quarter of 2017.

Legal and professional expenses. Legal and professional fees decreased $1.0 to $2.5 million for the year ended December 31, 2018 from $3.5 million for the comparable period of 2017. Legal and professional fees for the year ended December 31, 2017 included consulting fees related to a strategic review of the Trust.

Depreciation and amortization. Depreciation and amortization was $2.6 million for the year ended December 31, 2018 compared to $0.4 million for the year ended December 31, 2017. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets during 2017 and 2018.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues. Revenues increased $88.5 million, or 133.9% to $154.6 million for the year ended December 31, 2017 compared to $66.1 million for the year ended December 31, 2016. Net income increased $55.0 million, or 130.0% to $97.2 million for the year ended December 31, 2017 compared to $42.3 million for the year ended December 31, 2016.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Years Ended December 31,
	2017		2016
Revenues:
Land and resource management
Oil and gas royalties	$58,418	38%	$28,385	43%
Easements and sundry income	64,199	42%	26,156	40%
Land sales and other income	723	—%	3,443	5%
	123,340	80%	57,984	88%
Water service and operations
Water sales and royalties	25,536	16%	8,125	12%
Easements and sundry income	5,758	4%	—	—%
	31,294	20%	8,125	12%
Total consolidated revenues	$154,634	100%	$66,109	100%

Net income
Land and resource management	$78,468	81%	$37,049	88%
Water service and operations	18,763	19%	5,226	12%
Total consolidated net income	$97,231	100%	$42,275	100%

Land and Resource Management

Land and Resource Management segment revenues increased $65.4 million, or 112.7%, to $123.3 million for the year ended December 31, 2017 as compared with revenues of $58.0 million for the comparable period of 2016.

Oil and gas royalties. Oil and gas royalty revenue was $58.4 million for the year ended December 31, 2017 compared to $28.4 million for the year ended December 31, 2016. Oil royalty revenue was $36.9 million for the year ended December 31, 2017 compared to $21.0 million for the comparable period of 2016. This increase in oil royalty revenue is principally due to the combined effect of a 43.8% increase in crude oil production, subject to the Trust’s royalty interest, and a 22.6% increase in the average price per royalty barrel of crude oil received during the year ended December 31, 2017 compared to the same period in 2016. Gas royalty revenue was $13.8 million for the year ended December 31, 2017, an increase of 86.7% over the year ended December 31, 2016 when gas royalty revenue was $7.4 million. This increase in gas royalty revenue resulted from a volume increase of 59.8% for the year ended December 31, 2017 as compared to the same period of 2016, and a 16.0% increase in the average price received. Additionally, oil and gas royalties for the year ended December 31, 2017 included $7.7 million related to the Chevron Settlement in September 2017. No such settlement was received for the year ended December 31, 2016.

Easements and sundry income. Easements and sundry income was $64.2 million for the year ended December 31, 2017, an increase of 145.4% compared to $26.2 million for the year ended December 31, 2016. This increase resulted primarily from increases in pipeline easement income, temporary permit income, material sales of caliche and, to a lesser extent, sundry lease rental income. Pipeline easement income increased 140.7% to $41.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Material sales increased 481.1% to $7.1 million for the year ended December 31, 2017 compared to the same period of 2016. Easements and sundry income is unpredictable and may vary significantly from period to period.

Land sales and other income. Land sales and other income includes revenue generated from land sales and grazing leases. For the year ended December 31, 2017, we sold approximately 11.0 acres of land for total consideration of $0.2 million, or approximately $20,000 per acre. For the year ended December 31, 2016, land sales generated $2.9 million of income for selling approximately 774.6 acres at an average price of $3,803 per acre. Grazing lease income was approximately $0.5 million for both years ended December 31, 2017 and 2016.

Net income. Net income for the Land and Resource Management segment was $78.5 million for the year ended December 31, 2017 compared to $37.0 million for the year ended December 31, 2016. As discussed above, revenues for the Land and Resource Management segment increased $65.4 million for the year ended December 31, 2017 compared to the same period of 2016. Expenses for the Land and Resource Management segment were $44.9 million and $20.9 million for the years ended December 31, 2017 and 2016, respectively. The increase in expenses was principally related to increased salary expense and legal and professional fees. See further discussion of these expenses below under “Other Financial Data — Consolidated.”

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

Net income. Net income for the Water Service and Operations segment was $18.8 million for the year ended December 31, 2017 compared to $5.2 million for the year ended December 31, 2016. As discussed above, revenues for the Water Service and Operations segment increased $23.2 million for the year ended December 31, 2017 compared to the same period of 2016. Expenses for the Water Service and Operations segment were $12.5 million for the year ended December 31, 2017 while depreciation and income taxes were the only expenses for the year ended December 31, 2016. The increase in expenses during 2017 is directly related to the formation of TPWR.

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $3.8 million for the year ended December 31, 2017 compared to $1.4 million for the comparable period of 2016. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from eight employees as of December 31, 2016 to 26 as of December 31, 2017.

Water service-related expenses. Water service-related expenses of $0.5 million for the year ended December 31, 2017, include expenses for equipment rental, propane and fuel and other equipment-related expenses associated with TPWR. The Trust did not incur water service-related expenses during 2016.

General and administrative expenses. General and administrative expenses increased $0.6 million to $1.5 million for the year ended December 31, 2017 from $0.9 million for the same period of 2016. Travel expenses, office rent and other general expenses increased as a result of the opening of an additional office in Midland, Texas for our TPWR operations.

Legal and professional expenses. Legal and professional fees increased $2.7 million to $3.5 million for the year ended December 31, 2017 from $0.8 million for the comparable period of 2016. The increase is principally related to legal and consulting fees related to the formation of TPWR as well as consulting fees related to a strategic review of the Trust.

Cash Flow Analysis

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Cash flows provided by operating activities for the years ended December 31, 2018 and 2017 were $191.6 million and $93.8 million, respectively. This increase in operating cash flows is principally due to increases in oil and gas royalties collected, easements and sundry payments received and water sales and royalties collected during the year ended December 31, 2018 over the year ended December 31, 2017.

Cash flows used in investing activities were $81.5 million compared to $18.7 million for the years ended December 31, 2018 and 2017, respectively. The increased use of investing cash flows is principally due to our investment of $44.7 million in water service-related assets during 2018, an increase of $27.0 million over our investment during 2017. Additionally, for the year ended December 31, 2018 we acquired $24.3 million of royalty interests and $9.4 million of land acquisitions. There were no such acquisitions of royalty interests and land for the year ended December 31, 2017.

Cash flows used in financing activities were $70.0 million compared to $44.9 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Trust paid total dividends of $4.05 per Sub-share totaling $31.7 million. During the year ended December 31, 2017, the Trust paid total dividends of $1.35 per Sub-share totaling $10.7 million.

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

Cash flows used in financing activities were $44.9 million compared to $35.6 million for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Trust paid total dividends of $1.35 per Sub-share totaling $10.7 million. During the year ended December 31, 2016, the Trust paid total dividends of $0.31 per Sub-share totaling $2.5 million.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are its revenues from oil, gas and water royalties, easements and sundry income, and water and land sales.

Our primary liquidity and capital requirements are for capital expenditures related to our water service and operations segment, working capital and general corporate needs. As of December 31, 2018, we had a cash and cash equivalents balance of $119.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase additional Sub-share Certificates subject to market conditions, and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Trust has not engaged in any off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2018, the Trust’s known contractual obligations were as follows (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (1)	3,456	402	1,210	1,143	701
Purchase obligations (2)	81,516	81,516	—	—	—
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	—	—	—	—	—
Total	$84,972	$81,918	$1,210	$1,143	$701

(1)	Includes office leases for our corporate office which expires in 2025 and for our office in Midland, Texas which expires in 2022.

(2)
Includes purchase contracts to acquire approximately 18,000 acres of land in West Texas. The purchases will be funded from the proceeds related to our sale of approximately 14,000 acres for an aggregate price of $100.0 million in January 2019. See Note 11, “Subsequent Event” in Item 8. Financial Statements and Supplementary Data for further information regarding the sale in January 2019.

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

Accrual of Oil and Gas Royalties

The Trust accrues oil and gas royalties. An accrual is necessary due to the time lag between the production of oil and gas and generation of the actual payment by operators. The oil and gas royalty accrual is based upon historical payments, estimates of the timing of future payments and recent market prices for oil and gas.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Trust’s financial instruments consist of cash and cash equivalents (consisting of U.S. Treasury Bills), accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

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

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2018.

(c)	Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d)	Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)	Trustees:

Name	Age	Position and Offices Held with Registrant	Period During Which Person Has Served in Office
Maurice Meyer III	83	Trustee, Chairman of the Trustees, Chairman of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since February 28, 1991; Chairman of Trustees since May 28, 2003; resigned February 25, 2019.
John R. Norris III	65	Trustee and Member of Nominating, Compensation and Governance Committee	Trustee since June 7, 2000.
David E. Barry	73	Trustee, Member of Audit Committee and Member of Nominating, Compensation and Governance Committee	Trustee since January 12, 2017.

We believe Mr. Meyer’s qualifications to serve as a Trustee include the wealth of knowledge and understanding concerning the Trust which he has gained in his 28 years of service as a Trustee. In addition, prior to his retirement, he spent his entire career in the securities industry which enables him to bring particularized expertise to provide guidance and assistance to management in administering the Trust’s repurchases of Sub-shares prescribed by the terms of the Declaration of Trust. Mr. Meyer resigned as a Trustee and Chairman of the Board of Trustees effective February 25, 2019.

We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas, Texas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces. In addition to his 18 years of experience as a Trustee, Mr. Norris advised and represented the Trust on legal matters for more than 17 years prior to his election as a Trustee.

We believe Mr. Barry’s qualifications to serve as a Trustee include his legal expertise and knowledge gained over a 49 year career at Kelley Drye & Warren LLP, including representing the Trust for many years prior to his election as a Trustee, as well as his experience in commercial real estate including in Texas.

(b)	Executive Officers:

Name	Age	Position and Offices Held with Registrant	Period During Which Person Has Served in Office
Tyler Glover	34	General Agent, Chief Executive Officer and Secretary
General Agent, Chief Executive Officer and Secretary as of November 5, 2016. Assistant General Agent from December 1, 2014 through November 5, 2016. Mr. Glover had previously served as Field Agent from September 2011 through December 1, 2014.

Robert J. Packer	49	General Agent and Chief Financial Officer	General Agent as of November 5, 2016. Chief Financial Officer as of December 1, 2014. Mr. Packer had previously served as Accounting Supervisor from March 21, 2011 through December 1, 2014.

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

(c)
Certain Significant Employees: Robert A. Crain, age 40, joined the Trust in June 2017 as the Executive Vice President of TPWR, the Trust’s wholly-owned subsidiary formed in June 2017, to lead the operations of TPWR. Prior to joining the Trust, Mr. Crain was Water Resources Manager with EOG Resources where he led the development of EOG’s water resource programs across multiple divisions including the Eagle Ford and Permian basins.

(d)	Family Relations: There are no family relationships among any of the Trustees and executive officers of the Trust.

(e)	Business Experience:

Name of Trustee or Executive Officer	Principal Occupation or Employment During the Past Five Years
Maurice Meyer III (Trustee through February 25, 2019)	Former Vice Chairman of Henderson Brothers; personal investments
John R. Norris III	Attorney; Norris & Weber, PLLC, Dallas, Texas
David E. Barry	President, Sidra Real Estate, Inc., formerly known as Donerail, Inc., since 2012; President, Tarka Resources, Inc. since 2012; retired Partner, Kelley Drye & Warren LLP, New York, New York
Tyler Glover
General Agent, Chief Executive Officer and Secretary as of November 5, 2016; Assistant General Agent of the Trust from December 1, 2014 through November 5, 2016; Field Agent for the Trust from September 2011 through December 1, 2014.

Robert J. Packer	General Agent as of November 5, 2016; Chief Financial Officer of the Trust as of December 1, 2014; Accounting Supervisor of Texas Pacific Land Trust from March 2011 through December 1, 2014.

(f)	Involvement in Certain Legal Proceedings: During the past 10 years, no Trustee or executive officer has been involved in any event reportable under this caption.

(g)	Promoters and Control Persons: Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trustees, the Trust’s executive officers and persons who beneficially own more than 10% of its Sub-share Certificates to file reports of ownership and changes in ownership with the Commission and to furnish the Trust with copies of all such reports they file. Based on the Trust’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Trust believes that none of its Trustees, executive officers or persons who beneficially own more than 10% of the Sub-share Certificates failed to comply with Section 16(a) reporting requirements in 2018.

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

Audit Committee

The Trust has a standing Audit Committee of its Board of Trustees. The current members of the Audit Committee are Messrs. Barry and Norris. The Audit Committee has adopted a formal written charter (the “Audit Charter”). The Audit Committee is responsible for ensuring that the Trust has adequate internal controls and is required to meet with the Trust’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, pre-approval of work, compensation and oversight of the auditors. The Audit Charter is available on the Trust’s Internet website at www.TPLTrust.com.

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

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer and its Chief Financial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary	Bonus	Change in Actuarial Present Value of Accumulated Benefits (1)	All Other Compensation (2)(3)	Total
Tyler Glover	2018	$480,167	$1,800,000	$13,358	$18,500	$2,312,025
General Agent, Chief Executive Officer	2017	$381,250	$300,000	$24,810	$18,000	$724,060
and Secretary (as of Nov. 5, 2016)	2016	$152,889	$30,000	$9,259	$9,173	$201,321

Robert J. Packer	2018	$480,167	$1,800,000	$30,611	$18,500	$2,329,278
General Agent and Chief Financial Officer	2017	$381,250	$300,000	$42,639	$29,000	$752,889
(as of Nov. 5, 2016)	2016	$165,556	$30,000	$19,563	$9,933	$225,052

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

(3)
The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officer for all years presented have not been reflected in the table because the amount was below the SEC’s $10,000 threshold for disclosure except for Mr. Packer, whose perquisites consisted of $11,000 in automobile allowance for 2017.

Pay Ratio Disclosure

For purposes of calculating the 2018 ratio of the median annual total compensation of all employees to the total annual compensation of the Chief Executive Officer, the Trust included base salary and annual bonus amounts in its calculation of annual total compensation.  The Trust used December 31, 2018 as its measurement date.  Base salary amounts were annualized for any employee who had less than a full year of service during 2018. Total compensation for Mr. Glover, the Trust’s Chief Executive Officer, was determined to be $2,280,167 and was approximately 20 times the median annual compensation of all Trust employees, excluding the Chief Executive Officer, of $113,500.  For purposes of this calculation, the Trust had 63 employees, excluding the Chief Executive Officer.

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Tyler Glover	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	6.0	$59,830	$—
Robert J. Packer	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	6.5	$124,000	$—

The Restated Texas Pacific Land Trust Revised Employees’ Pension Plan is a noncontributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code in which our employees, excluding the Trustees, participate. The remuneration covered by the Plan is Salary. The Plan provides a normal retirement benefit beginning at age 65 equal to 1.5% of a participant’s average Salary for the last five years prior to retirement for each year of Credited Service under the Plan. Credited Service is earned from the participant’s date of membership in the Plan, which is generally not the participant’s date of hire by the Trust. For information concerning the valuation method and material assumptions used in quantifying the present value of the Named Executive Officers’ current accrued benefits, see Note 6, “Employee Benefit Plans” of the Notes to Financial Statements incorporated by reference in Item 8 of this Report.

As of December 31, 2018, the annual accrued normal retirement benefits are estimated to be $16,061 and $18,208 for Mr. Glover and Mr. Packer, respectively.

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

Trustee Compensation Table

The following table sets forth information concerning compensation paid to the Trustees for 2018:

Name	Fees Earned or Paid in Cash	Total
Maurice Meyer III	$104,000	$104,000
John R. Norris III	$104,000	$104,000
David E. Barry	$104,000	$104,000

During 2018, the Trustees determined that an increase in the compensation paid to the Trustees would be appropriate, effective January 1, 2018. The new annual amount of compensation payable to each Trustee, including the Chairman, is $104,000, which, after inflation, yields approximately the same value as the $2,000 amount set forth in the Declaration of Trust in 1888, when no income taxes were in effect. Trustees do not receive additional compensation for service on a committee or for attendance at meetings.

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

(a)   Security Ownership of Certain Beneficial Owners: The following table sets forth information as to all persons known to the Trust to be the beneficial owner of more than 5% of the Trust’s voting securities (Certificates of Proprietary Interest and Sub-share Certificates) as of February 14, 2019. The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class.

Name and Address	Number of Securities Beneficially Owned	Type of Securities	Percent of Class
Horizon Kinetics LLC (1) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,837,051	Sub-share Certificates	23.7%

(1)
The information set forth is based on a joint filing on Schedule 13D/A No.3 made on July 23, 2018 by Horizon Kinetics LLC (“Horizon”), Kinetics Asset Management, LLC (“Kinetics”), Horizon Asset Management LLC (“HAM”) and Kinetics Advisors, LLC (“Advisors”). According to the filing, Horizon has shared voting power and shared dispositive power with respect to 1,837,051 of the Sub-share Certificates, Kinetics has sole voting power and sole dispositive power with respect to 715,093 of the Sub-share Certificates, HAM has sole voting power and dispositive power with respect to 1,079,087 of the Sub-share Certificates, and Advisors has sole voting power and dispositive power with respect to 42,871 of the Sub-share Certificates. The filing indicates that Horizon is a holding company and Kinetics, HAM and Advisors are investment advisers and that the Sub-share Certificates were acquired for investment purposes.

(b)   Security Ownership of Management: The following table sets forth information as to equity securities (Certificates of Proprietary Interest and Sub-share Certificates) beneficially owned directly or indirectly as of February 14, 2019 by all Trustees and Named Executive Officers, naming them, and by all Trustees and executive officers of the registrant, as a group:

Title and Class (1)	Name of Beneficial Owner	Amount and Nature of Ownership on February 14, 2019		Percent of Class
Sub-share Certificates	Maurice Meyer III	60,546	(2)	*
Sub-share Certificates	John R. Norris III	1,000		*
Sub-share Certificates	David E. Barry	300		*
Sub-share Certificates	Tyler Glover	100		*
Sub-share Certificates	Robert J. Packer	200		*
Sub-share Certificates	All Trustees and Officers as a Group	62,146		*

*	Indicates ownership of less than 1% of the class.

(1)
The Certificates of Proprietary Interest and Sub-share Certificates are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest, and are deemed to constitute a single class. On February 14, 2019, no Trustee or executive officer was the beneficial owner, directly or indirectly, of any Certificates of Proprietary Interest.

(2)	Does not include 11,500 Sub-shares owned by the wife of Mr. Meyer with respect to which Mr. Meyer disclaims any beneficial ownership.

(c) Changes in Control: Texas Pacific has no knowledge of any arrangement that may result in any change of control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)
Transactions with Related Persons:    There are no significant reportable transactions or currently proposed transactions between Texas Pacific and any Trustee or executive officer of Texas Pacific or any 5% security holder of Texas Pacific or any member of the immediate family of any of the foregoing persons.

(b)
Review, Approval or Ratification of Transactions with Related Persons:    Transactions with Trustees, executive officers or 5% or greater stockholders, or immediate family members of the foregoing, which might require disclosure pursuant to paragraph (a), above, would be subject to review, approval or ratification by the Nominating, Compensation and Governance Committee of the Trustees. That Committee is composed of all of the Trustees. The Committee’s charter empowers it to review any transactions, including loans, which may confer any benefit upon any Trustee, executive officer or affiliated entity to confirm compliance with the Trust’s Code of Conduct and Ethics and applicable law. The Committee has not adopted specific standards for evaluating such transactions beyond that mentioned above, because it is the sense of the Trustees that the activities and procedures of the Committee should remain flexible so that it may appropriately respond to changing circumstances.

(c)	Transactions with Promoters: Not applicable.

(d)
Independence: Each Trustee is an “independent director” within the meaning of the applicable rules of the New York Stock Exchange. Each member of the Audit and the Nominating, Compensation and Governance Committees of the Trustees is “independent” within the meaning of the applicable committee independence standards of the New York Stock Exchange.

Item 14. Principal Accountant Fees and Services.

All professional services rendered by Lane Gorman Trubitt, LLC (“Lane Gorman Trubitt”) during 2018 and 2017 were furnished at customary rates. A summary of the fees which Lane Gorman Trubitt billed the Trust for services provided in 2018 and 2017 is set forth below:

Audit Fees. Lane Gorman Trubitt billed the Trust approximately $174,250 in 2018 and $112,600 in 2017 in connection with its audits of the consolidated financial statements and internal controls over financial reporting of the Trust in 2018 and 2017.

Audit-Related Fees. Lane Gorman Trubitt did not bill the Trust any amount for audit-related services in either 2018 or 2017 not included in “Audit Fees”, above.

Tax Fees. Lane Gorman Trubitt did not bill the Trust for any tax fees in 2018 or 2017.

All Other Fees. Lane Gorman Trubitt did not bill the Trust any other fees in either 2018 or 2017.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Financial Statements.

See “Index to Financial Statements.”

(b)   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Purchase and Sale Agreement dated November 21, 2018 by and between Texas Pacific Land Trust and WPX Energy Permian, LLC.

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

101*
The following materials from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Total Comprehensive Income; (iii) Consolidated Statements of Net Proceeds from All Sources and (iv) Consolidated Statements of Cash Flows.

*	Filed or furnished herewith.

(c)   Not applicable.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2019.

TEXAS PACIFIC LAND TRUST

By:	/s/ Tyler Glover
Tyler Glover General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2019.

Signature	Title(s)

/s/ Tyler Glover	General Agent, Chief Executive Officer
Tyler Glover	and Secretary (Principal Executive Officer)

/s/ Robert J. Packer	General Agent and Chief Financial Officer
Robert J. Packer	(Principal Financial Officer and Principal
Accounting Officer)

/s/ John R. Norris III	Co-Chairman of the Trustees
John R. Norris III

/s/ David E. Barry	Co-Chairman of the Trustees
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2018 and 2017, and the related consolidated statements of income and total comprehensive income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Dallas, Texas
February 28, 2019

TEXAS PACIFIC LAND TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS

Cash and cash equivalents	$119,647	$79,580
Accrued receivables	48,750	17,773
Other assets	7,683	849
Prepaid income taxes	9,398	1,202
Property, plant and equipment, net of accumulated depreciation of $3,012 and $463 in 2018 and 2017, respectively	64,802	19,516
Real estate acquired	10,492	1,115
Royalty interests acquired	24,303	—
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$285,075	$120,035

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$10,505	$5,608
Income taxes payable	1,607	851
Deferred taxes payable	14,903	114
Unearned revenue	13,369	8,364
Total liabilities	40,384	14,937
Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.03 1/3 each; outstanding 7,762,414 and 7,821,599 Sub-shares in 2018 and 2017, respectively	—	—
Accumulated other comprehensive loss	(1,078)	(804)
Net proceeds from all sources	245,769	105,902
Total capital	244,691	105,098
Total liabilities and capital	$285,075	$120,035

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Oil and gas royalties	$123,834	$58,418	$28,385
Easements and sundry income	88,739	69,957	26,156
Water sales and royalties	63,913	25,536	8,125
Sale of oil and gas royalty interests	18,875	—	—
Land sales	4,367	220	2,945
Other operating income	492	503	498
	300,220	154,634	66,109
Expenses:
Salaries and related employee expenses	18,433	3,774	1,446
Water service-related expenses	11,168	491	—
General and administrative expenses	4,704	1,523	931
Legal and professional fees	2,498	3,523	778
Depreciation and amortization	2,583	376	43
	39,386	9,687	3,198
Operating income	260,834	144,947	62,911
Other income (expense)	916	114	(15)
Income before income taxes	261,750	145,061	62,896
Income taxes:
Current	37,200	46,864	22,041
Deferred	14,814	966	(1,420)
	52,014	47,830	20,621
Net income	$209,736	$97,231	$42,275

Amortization of net actuarial costs and prior service costs, net of income taxes of $14, $38, and $49, respectively	50	70	91
Net actuarial (loss) gain on pension plan net of income taxes of ($38), $46, and $107, respectively	(144)	86	198
Total other comprehensive gain (loss)	(94)	156	289
Total comprehensive income	$209,642	$97,387	$42,564

Net income per Sub-share Certificate - basic and diluted	$26.93	$12.38	$5.29

Weighted average number of Sub-share Certificates outstanding	7,787,407	7,854,705	7,989,030

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONSOLIDATED STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
 (in thousands, except shares and per share amounts)

	Sub-share Certificates of Proprietary Interest	Accumulated Other Comprehensive Income (Loss)	Net Proceeds From All Sources	Total Capital
Balances at December 31, 2015	8,118,064	$(1,249)	$46,936	$45,687
Net income	—	—	42,275	42,275
Periodic pension costs, net of income taxes of $156	—	289	—	289
Repurchase and retirement of Sub-share Certificates in Certificates of Proprietary Interest	(190,750)	—	(33,085)	(33,085)
Dividends paid — $0.31 per Sub-share Certificate	—	—	(2,507)	(2,507)
Balances at December 31, 2016	7,927,314	(960)	53,619	52,659
Net income	—	—	97,231	97,231
Periodic pension costs, net of income taxes of $84	—	156	—	156
Repurchase and retirement of Sub-share Certificates in Certificates of Proprietary Interest	(105,715)	—	(34,267)	(34,267)
Regular dividends paid — $0.35 per Sub-share Certificate	—	—	(2,769)	(2,769)
Special dividends paid — $1.00 per Sub-share Certificate	—	—	(7,912)	(7,912)
Balances at December 31, 2017	7,821,599	(804)	105,902	105,098
Net income	—	—	209,736	209,736
Periodic pension costs, net of income taxes of ($24)	—	(274)	180	(94)
Repurchase and retirement of Sub-share Certificates in Certificates of Proprietary Interest	(59,185)	—	(38,397)	(38,397)
Regular dividends paid — $1.05 per Sub-share Certificate	—	—	(8,206)	(8,206)
Special dividends paid — $3.00 per Sub-share Certificate	—	—	(23,446)	(23,446)
Balances at December 31, 2018	7,762,414	$(1,078)	$245,769	$244,691

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$209,736	$97,231	$42,275
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	14,789	1,100	(1,264)
Depreciation and amortization	2,583	376	43
(Gain) loss on disposal of fixed assets	(2)	(4)	8
Changes in operating assets and liabilities:
Accrued receivables and other assets	(37,824)	(12,022)	(2,721)
Income taxes payable	756	(986)	1,316
Prepaid income taxes	(8,196)	(1,202)	—
Unearned revenue	5,024	4,399	1,389
Accounts payable, accrued expenses and other liabilities	4,783	4,938	(89)
Cash provided by operating activities	191,649	93,830	40,957

Cash flows from investing activities:
Proceeds from sale of fixed assets	25	27	18
Acquisition of real estate	(9,377)	—	—
Acquisition of royalty interests	(24,303)	—	—
Purchase of fixed assets	(47,878)	(18,747)	(977)
Cash used in investing activities	(81,533)	(18,720)	(959)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(38,397)	(34,267)	(33,085)
Dividends paid	(31,652)	(10,681)	(2,507)
Cash used in financing activities	(70,049)	(44,948)	(35,592)

Net increase in cash and cash equivalents	40,067	30,162	4,406
Cash and cash equivalents, beginning of period	79,580	49,418	45,012
Cash and cash equivalents, end of period	$119,647	$79,580	$49,418

Supplemental disclosure of cash flow information:
Income taxes paid	$45,876	$49,002	$20,725

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business Segments

Texas Pacific Land Trust (which, together with its subsidiaries as the context requires, may be referred to as “Texas Pacific”, the “Trust”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 900,000 acres of land in West Texas. Texas Pacific was organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the original holders of certain debt securities of the Texas and Pacific Railway Company.

The Trust announced the formation of Texas Pacific Water Resources LLC (“TPWR”) in June 2017. TPWR, a single member LLC and wholly owned subsidiary of the Trust, focuses on providing a full-service water offering to operators in the Permian Basin. These services include, but are not limited to, brackish water sourcing, produced-water gathering/treatment/recycling, infrastructure development/construction, disposal, water tracking, analytics and well testing services.

The Trust is organized to manage land, including royalty interests, for the benefit of its owners. The Trust’s income is derived primarily from oil, gas and water royalties, sales of water and land, easements and leases of the land.

We operate our business in two segments: Land and Resource Management and Water Service and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Trust and provide a framework for timely and rational allocation of resources within businesses. See Note 10, “Business Segment Reporting” for further information regarding our segments.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our consolidated accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Oil and Gas Royalties

Oil and gas royalties are received in connection with royalty interests owned by the Trust. Oil and gas royalties are reported net of production taxes and are recognized as revenue when crude oil and gas products are removed from the respective mineral reserve locations. Oil and gas royalty payments are generally received one to three months after the crude oil and gas products are removed. An accrual is included in accrued receivables for amounts not received during the month removed based on historical trends.

The oil and gas royalties which the Trust receives are dependent upon the market prices for oil and gas. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations.

The Trust has analyzed public reports of drilling activities by the oil companies operating where the Trust has an oil and gas royalty interest in an effort to identify unpaid royalties associated with royalty interests owned by the Trust. Rights to certain oil and gas royalties believed by the Trust to be due and payable may be subject to dispute with the oil company involved as a result of disagreements with respect to drilling and related engineering information. Disputed oil and gas royalties are recorded when these contingencies are resolved.

Easements and Sundry Income

Easement contracts represent contracts which permit companies to install pipe lines, pole lines and other equipment on land owned by the Trust. Easement income is recognized upon the execution of the easement agreement as at that point in time, the Trust has satisfied its performance obligation and the customer has legal control. When the Trust receives a signed contract and payment, the Trust makes available the respective parcel of land to the grantee. Though a small number of payments received are for perpetual easements, the vast majority are for terms of ten years.

Sundry income includes lease income related to leasing arrangements to companies in a wide array of industries, including: agricultural, oil and gas, construction, wind power and other industries. Lease income is recognized when earned. These leases generally require fixed annual payments or royalties and lease terms generally range from month-to-month arrangements to ten years. Lease cancellations are allowed. Advance lease payments are deferred and amortized over the appropriate accounting period. Lease payments not received are included in accrued receivables. Additionally, sundry income includes permit income and material sales. Revenue from these sources is recognized when earned.

Water Sales and Royalties

Water revenues encompass direct sales of water to operators and other customers and royalties received pursuant to legacy agreements with operators. The earnings cycle for both revenue streams is complete upon delivery of water. Water revenues are recognized as earned.

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

Sales of Oil and Gas Royalty Interests

Income is recognized on sales of oil and gas royalty interests when earned.

Cash and Cash Equivalents

The Trust considers investments in bank deposits, money market funds and highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases, water sales or royalty agreements, and sundry leases. Accrued receivables are reflected at their net realizable value based on historical royalty and lease receipt information and other factors anticipated to affect valuation. A valuation allowance is recorded if amounts expected to be received are considered impaired. No allowance was considered necessary at December 31, 2018 and 2017.

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

Real Estate Acquired

While the Trust is generally not a purchaser of land, parcels are purchased from time to time. Newly acquired real estate is recorded at cost. Real estate acquired through foreclosure is recorded at the aggregate of the outstanding principal balance, accrued interest, past due ad valorem taxes, and other fees incurred relating to the foreclosure.

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

Royalty Interests Acquired

Royalty interests acquired are carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the royalty interest exceeds its estimated fair value. Depletion is recorded on a units of production basis. There was no significant depletion activity for the year ended December 31, 2018. There was no depletion expense for the years ended December 31, 2017 and 2016, respectively, as the Trust had no depletable royalty interests during those periods.

Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s land and royalty interests that were assigned through the 1888 Declaration of Trust, (the “Assigned”) land and royalty interests, was not determined in 1888 when the Trust was formed; therefore, no value is assigned in the accompanying consolidated balance sheets to the Assigned land and royalty interests, Certificates of Proprietary Interest, and Sub-share Certificates in Certificates of Proprietary Interest. Consequently, in the consolidated statements of income and total comprehensive income, no allowance is made for depletion and no cost is deducted from the proceeds of sales of the Assigned land and royalty interests. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to the Trust’s financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties. Minimal real estate improvements are made to land.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at December 31, 2018 and 2017.

Concentrations of Credit Risk

We invest our cash and cash equivalents among two major financial institutions and U.S. Treasury bills (with maturities less than three months) in an attempt to minimize exposure to any one of these entities. As of December 31, 2018 and 2017, we had cash and cash equivalents deposited in our financial institutions in excess of federally-insured levels. We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

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

Significant Customers

Two customers represented, in the aggregate, 31.3%, 26.5% and 23.7% of the Trust’s total revenues (prior to any revenue deferral) for the years ended December 31, 2018, 2017 and 2016, respectively.

Reclassifications

Certain financial information on the consolidated statements of income for the years ended December 31, 2017 and 2016 have been revised to conform to the current year presentation. These revisions affected the classification of certain expense items from one expense line item to another expense line item. Total expenses were not affected by these reclassifications.

Recently Adopted Accounting Guidance

Revenue Recognition

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

The most significant impact of the new standard relates to our accounting for easement agreements and to a lesser extent oil and gas royalties. Specifically, we recognize revenue for term easements upon execution of these agreements, and as a result, we no longer defer revenue on our term easements. Historically, oil and gas royalties have been adjusted for production taxes paid by operators with a charge to taxes, other than income taxes and a corresponding increase to revenue. We elected the practical expedient allowed by the ASU and exclude production taxes from revenue. Revenue recognition related to our land sales and other sundry income will remain substantially unchanged. Adoption of the standard resulted in (i) the acceleration of easement and sundry income as unearned revenue decreased, (ii) a reduction in oil and gas royalty revenue with a corresponding reduction in taxes, other than income taxes, and (iii) an increase in deferred income tax expense for the years ended December 31, 2017 and 2016.

We adopted the new standard on January 1, 2018 applying the full retrospective method with optional practical expedients. Adoption of the standard using the full retrospective method required us to restate certain previously reported results as though the new standard had always been in effect.

Adoption of the standard related to revenue recognition impacted our previously reported results as follows (in thousands, except per share amounts):

	As reported	New Revenue Standard Adjustment	As Adjusted
Consolidated Statements of Income:
For the year ended December 31, 2017
Revenue	$132,329	$22,305	$154,634
Taxes, other than income taxes	3,161	(2,896)	265
Income taxes - deferred	(3,365)	4,331	966
Net income	76,361	20,870	97,231
Net income per Sub-share Certificate	9.72	2.66	12.38

For the year ended December 31, 2016
Revenue	$59,911	$6,198	$66,109
Taxes, other than income taxes	1,779	(1,612)	167
Income taxes - deferred	(4,194)	2,774	(1,420)
Net income	37,240	5,035	42,275
Net income per Sub-share Certificate	4.66	0.63	5.29

Consolidated Balance Sheets:
As of December 31, 2017
Assets:
Accrued receivables	$18,205	$(432)	$17,773
Deferred tax asset (liability)	6,992	(7,106)	(114)

Liabilities and Capital:
Unearned revenue	$41,375	$(33,011)	$8,364
Other taxes payable	433	(433)	—
Net proceeds from all sources	79,997	25,905	105,902

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

Effects on Operating Income and Other Income from Adoption of New Accounting Standards

Adoption of the standards related to revenue recognition and presentation of net periodic pension cost impacted our previously reported results for operating income and other income as follows (in thousands):

	As reported in prior year	Retrospective adjustment	As reported in current year
For the year ended December 31, 2017
Operating income	$119,776	$25,171	$144,947
Other income (expense)	84	30	114

For the year ended December 31, 2016
Operating income	$55,058	$7,853	$62,911
Other income (expense)	29	(44)	(15)

Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220).” This ASU allows for stranded tax effects in accumulated other comprehensive income resulting from the 2017 Tax Cuts and Jobs Act ("Tax Reform Act") to be reclassified as retained earnings. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Trust adopted this standard effective October 1, 2018 and for the year ended December 31, 2018 recorded a cumulative adjustment of approximately $0.2 million related to stranded tax effects in accumulated other comprehensive income to “net proceeds from all sources.”

Impact of the 2017 Tax Cuts and Jobs Act on Certain Income Tax Effects

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Reform Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU was effective immediately as new information became available to adjust provisional amounts that were previously recorded. The Trust has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new guidance will also require significant disclosures about the amount, timing and uncertainty of cash flows from leases. In January 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” that clarifies the application of the new lease guidance to land easements. The ASU allows an optional transition practical expedient, which if elected, would not require an entity to reassess the accounting treatment on existing or expired land easements not previously accounted for as leases under the current lease guidance. Any new or modified land easements would be evaluated under the new lease guidance upon adoption of the new lease standard. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842) — Targeted Improvements” to set forth certain additional practical expedients for lessors and to provide entities with an option to adopt the new lease standard with a cumulative effect at the adoption date without restating prior periods. The new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which for the Trust is the first quarter of 2019. The Trust will adopt the new lease standard on January 1, 2019 with a cumulative effect at the adoption date. The Trust will recognize a right of use asset and lease liability for our operating lease commitments on the consolidated balance sheet. The Trust is currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and disclosures.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU requires a customer in a cloud computing arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize as an asset. The ASU is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted, and may be applied retrospectively or as of the beginning of the period of adoption. The Trust is currently evaluating the impact that ASU 2018-15 will have on our consolidated financial statements and disclosures.

3.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Property, plant and equipment, at cost:
Water service-related assets (1)	$62,919	$18,193
Furniture, fixtures and equipment	4,297	1,786
Other	598	—
Total property, plant and equipment, at cost	67,814	19,979
Less: accumulated depreciation	(3,012)	(463)
Property, plant and equipment, net	$64,802	$19,516

(1)	Water service-related assets include water wells and water well fields related to water sourcing and water re-use.

Depreciation expense was $2.6 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively. Depreciation expense was minimal for the year ended December 31, 2016.

4.	Real Estate Activity

As of December 31, 2018 and 2017, the Trust owned the following land and real estate (in thousands, except number of acres):

	December 31, 2018		December 31, 2017
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights)	877,462	$—	877,633	$—
Real estate acquired	24,715	10,492	10,065	1,115
Total real estate situated in 19 counties in Texas	902,177	$10,492	887,698	$1,115

No valuation allowance was necessary at December 31, 2018 and 2017.

Land Sales

The Assigned land held by the Trust was recorded with no value at the time of acquisition. See Note 2, “Summary of Significant Accounting Policies” for further information regarding the Assigned land. Real estate acquired includes land parcels which have either been acquired through foreclosure or purchased from a third party seller.

For the year ended December 31, 2018, the Trust sold approximately 171.5 acres of the Trust’s Assigned land in Texas for an aggregate sales price of approximately $4.4 million, an average of approximately $25,464 per acre.

For the year ended December 31, 2017, the Trust sold approximately 11.0 acres of the Trust’s Assigned land in Texas for an aggregate sales price of approximately $0.2 million, an average of approximately $20,000 per acre.

For the year ended December 31, 2016, the Trust sold approximately 774.6 acres of the Trust’s Assigned land in Texas for an aggregate sales price of approximately $2.9 million, an average of approximately $3,803 per acre.

Land Acquisitions

For the year ended December 31, 2018, the Trust acquired approximately 14,650 acres of land in Texas for an aggregate purchase price of approximately $9.4 million, an average of approximately $640 per acre.

There were no land acquisitions for the years ended December 31, 2017 and December 31, 2016.

5.	Royalty Interests

As of December 31, 2018 and 2017, the Trust owned the following oil and gas royalty interests (in thousands, except number of interests):

	Net Book Value
	December 31, 2018	December 31, 2017
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired	24,303	—
Total royalty interests	$24,303	$—

(1)	Nonparticipating perpetual royalty interests in 370,737 and 373,777 gross royalty acres as of December 31, 2018 and 2017, respectively.

(2)	Nonparticipating perpetual royalty interests in 84,934 and 85,414 gross royalty acres as of December 31, 2018 and 2017, respectively.

No valuation allowance was necessary at December 31, 2018 and 2017.

Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s Assigned royalty interests was not determined in 1888 when the Trust was formed, and accordingly, these Assigned royalty interests were recorded with no value. See Note 2, “Summary of Significant Accounting Policies” for further information regarding the Assigned royalty interests. The Assigned royalty interests include 1/16th and 1/128th royalty interests.

Royalty Interests Transactions

For the year ended December 31, 2018, the Trust sold nonparticipating perpetual oil and gas royalty interests in approximately 812 net royalty acres (1/8th interest) for approximately $18.9 million, an average price of approximately $23,234 per net royalty acre. In conjunction with this sale, the Trust acquired oil and gas royalty interests in approximately 1,480 net royalty acres for an aggregate purchase price of $20.6 million, an average of approximately $13,949 per net royalty acre.

Additionally, for the year ended December 31, 2018, the Trust acquired oil and gas royalty interests in approximately 346 net royalty acres for an aggregate purchase price of $3.7 million, an average price of approximately $10,555 per net royalty acre.

There were no oil and gas royalty interest transactions for the years ended December 31, 2017 and 2016.

6.	Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed approximately $0.1 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

The Trust has a noncontributory pension plan (Plan) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2018 and 2017 using a measurement date of December 31 (in thousands):

	December 31, 2018	December 31, 2017
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$5,032	$4,833
Service cost	157	147
Interest cost	183	201
Actuarial (gain) loss	(369)	82
Benefits paid	(258)	(231)
Projected benefit obligation at end of year	$4,745	$5,032

Change in plan assets:
Fair value of plan assets at beginning of year	$5,356	$4,937
Actual return on plan assets	(185)	552
Contributions by employer	400	98
Benefits paid	(258)	(231)
Fair value of plan assets at end of year	5,313	5,356
Funded (unfunded) status at end of year	$568	$324

Amounts recognized in the balance sheets as of December 31, 2018 and 2017 consist of (in thousands):

	December 31, 2018	December 31, 2017
Assets	$568	$324
Liabilities	—	—
	$568	$324

Amounts recognized in accumulated other comprehensive income (loss) consist of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Net actuarial loss	$(1,365)	$(1,246)
Amounts recognized in accumulated other comprehensive income (loss), before taxes	(1,365)	(1,246)
Income tax benefit	287	442
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$(1,078)	$(804)

Net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 include the following components (in thousands):

	Years Ended December 31,
	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$157	$147	$153
Interest cost	183	201	215
Expected return on plan assets	(367)	(339)	(311)
Amortization of net loss	64	108	140
Net periodic benefit cost	$37	$117	$197

Service cost, a component of net periodic benefit cost, is reflected in our consolidated statements of income within salaries and related employee expenses. The other components of net periodic benefit cost are included in other income (expense) on the consolidated statements of income.

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net actuarial (gain) loss	$183	$(132)	$(305)
Recognized actuarial loss	(64)	(108)	(140)
Total recognized in other comprehensive income, before taxes	$119	$(240)	$(445)
Total recognized in net benefit cost and other comprehensive income, before taxes	$156	$(123)	$(248)

The Trust reclassified $0.1 million (net of income tax expense of less than $0.1 million) out of accumulated other comprehensive income (loss) for net periodic benefit cost to other income (expense) for each of the years ended December 31, 2018, 2017 and 2016, respectively. The estimated net actuarial loss for the Plan that will be amortized from accumulated other comprehensive income (loss) to other income (expense) over the next fiscal year is less than $0.1 million.

The following table summarizes the Plan assets in excess of projected benefit obligation and accumulated benefit obligation at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Plan assets in excess of projected benefit obligation:
Projected benefit obligation	$4,745	$5,032
Fair value of plan assets	$5,313	$5,356
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$4,173	$4,510
Fair value of plan assets	$5,313	$5,356

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.25%	3.75%	4.25%
Rate of compensation increase	7.29%	7.29%	7.29%

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	3.75%	4.25%	4.50%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	7.29%	7.29%	7.29%

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

The fair values of plan assets by major asset category at December 31, 2018 and 2017, respectively, are as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018:
Cash and cash equivalents — money markets	$407	$407	$—	$—
Equities	813	813	—	—
Equity funds	2,448	2,448	—	—
Fixed income funds	1,645	1,645	—	—
Total	$5,313	$5,313	$—	$—

As of December 31, 2017:
Cash and cash equivalents — money markets	$165	$165	$—	$—
Equities	670	670	—	—
Equity funds	2,468	2,468	—	—
Fixed income funds	2,053	2,053	—	—
Total	$5,356	$5,356	$—	$—

Management intends to fund the minimum ERISA amount for 2018. The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten-year period (in thousands):

Year ending December 31,	Amount
2019	$238
2020	254
2021	250
2022	247
2023	242
2024 to 2028	1,203

7.	Income Taxes

The income tax provision charged to operations for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
U.S. Federal	$35,593	$46,013	$21,665
State and local	1,607	851	376
	37,200	46,864	22,041
Deferred expense (benefit)	14,814	966	(1,420)
	$52,014	$47,830	$20,621

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to income before Federal income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Computed tax expense at the statutory rate	$54,968	$50,771	$22,014
Reduction in income taxes resulting from:
Statutory depletion	(4,185)	(3,378)	(1,609)
State taxes	1,243	530	231
Effect of change in statutory tax rate (1)	—	(103)	—
Other, net	(12)	10	(15)
	$52,014	$47,830	$20,621

(1)	The effect of the change in statutory income tax rate from 35% to 21% effective January 1, 2018 which was anticipated as of December 31, 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred revenue	$2,878	$1,796
Total deferred tax assets	2,878	1,796

Basis differences in property, plant and equipment	10,723	1,691
Deferred gains on 1031 exchanges	6,791	—
Basis differences in real estate acquired through foreclosure	142	142
Basis difference in pension plan liability	119	68
Deferred installment revenue on land sales for tax purposes	6	9
Total deferred tax liability	17,781	1,910
Net deferred tax liability	$(14,903)	$(114)

The Trust files a U. S. Federal income tax return. With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2015.

8.	Lease Commitments

The Trust is a lessee under operating leases in connection with its administrative offices located in Dallas and Midland, Texas. The lease agreements require monthly rent payments and expire in March 2025 and August 2022, respectively. Future minimum lease payments were as follows at December 31, 2018 (in thousands):

Year ending December 31,	Amount
2019	$402
2020	597
2021	613
2022	597
2023	546
Thereafter	701
$3,456

Rent expense for these lease agreements amounted to approximately $0.2 million for the year ended December 31, 2018 and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

9.	Capital

Certificates of Proprietary Interest (“Certificates”) and Sub-share Certificates in Certificates of Proprietary Interest (“Sub-shares”) are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares in 2018 and 2017.

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

Repurchases of Sub-shares

During the years ended December 31, 2018, 2017 and 2016, we purchased and retired 59,185, 105,715 and 190,750 Sub-shares, respectively.

10.	Business Segment Reporting

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

The Land and Resource Management segment encompasses the business of managing approximately 900,000 acres of land and related resources in West Texas owned by the Trust. The revenue streams of this segment consist of royalties from oil and gas, land sales, and revenues from easements and leases.

The Water Service and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin as well as managing agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. The revenue streams of this segment consist of revenues from direct sales of water and to a lesser extent, easements and sundry income and royalties on sales of water.

Segment financial results were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenues:
Land and resource management	$211,476	$123,340	$57,984
Water service and operations	88,744	31,294	8,125
Total consolidated revenues	$300,220	$154,634	$66,109

Net income:
Land and resource management	$159,611	$78,468	$37,049
Water service and operations	50,125	18,763	5,226
Total consolidated net income	$209,736	$97,231	$42,275

Capital Expenditures:
Land and resource management	$2,790	$920	$478
Water service and operations	45,088	17,827	499
Total capital expenditures	$47,878	$18,747	$977

Depreciation and amortization:
Land and resource management	$506	$136	$24
Water service and operations	2,077	240	19
Total depreciation and amortization	$2,583	$376	$43

	December 31, 2018	December 31, 2017
Total Assets:
Land and resource management	$198,922	$97,549
Water service and operations	86,153	22,486
Total consolidated assets	$285,075	$120,035
Property, plant and equipment, net:
Land and resource management	$3,720	$1,449
Water service and operations	61,082	18,067
Total consolidated property, plant and equipment, net	$64,802	$19,516

11.	Subsequent Events

The Trust evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Land Transactions

On January 7, 2019, the Trust sold approximately 14,000 surface acres of land in Loving and Reeves Counties, Texas for an aggregate price of $100.0 million (the “Sale”). The Sale excludes any mineral or royalty interest in the lands to be conveyed and the Trust reserved certain usage, disposal and water rights in approximately 1,280 acres of the lands conveyed.

On February 22, 2019, the Trust used approximately $46.9 million of the sales proceeds to acquire approximately 11,700 acres of land in Reeves and Culberson Counties, Texas. The remaining $53.1 million of sales proceeds will be used to acquire other like kind properties.

Dividends Declared

At their February 2019 meeting, the Trustees declared a cash dividend of $1.75 per Sub-share, payable March 15, 2019 to sub-shareholders of record at the close of business on March 8, 2019. Additionally, the Trustees declared a special dividend of $4.25 per Sub-share, payable March 15, 2019 to sub-shareholders of record at the close of business on March 8, 2019.

Trustees

Maurice Meyer III resigned as a Trustee and Chairman of the Board of Trustees effective February 25, 2019, in light of certain health issues. The Trustees named Messrs. Norris and Barry as Co-Chairmen upon Mr. Meyer’s resignation.

12.	Oil and Gas Producing Activities (Unaudited)

The Trust’s share of oil and gas produced, all of which is from royalty interests, was as follows for the years ended December 31, 2018, 2017 and 2016, respectively: oil (in barrels) – 1,719,588, 818,854 and 569,585, and gas (in thousands of cubic feet) – 11,626,278, 4,174,691 and 2,612,965. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. Currently, the Trust has identified 309 DUC wells affected by our royalty interest. The process of identifying these wells is ongoing and we anticipate updates going forward to be affected by a number of factors including, but not limited to, ongoing changes/updates to our identification process, changes/updates by Drilling Info (our main source of information in identifying these wells) in their identification process, the eventual completion of these DUC wells, and additional wells drilled but not completed by companies operating where we have a royalty interest.

13.	Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of 2018 and 2017 (in thousands, except per share amounts):

	Quarters ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Income	$93,201	$73,168	$73,844	$60,007
Income before income taxes	$78,279	$63,195	$65,665	$54,611
Net income	$62,680	$50,762	$52,503	$43,791
Net income per Sub-share Certificate	$8.06	$6.52	$6.73	$5.60

	Quarters ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Income	$39,957	$51,977	$32,293	$30,407
Income before income taxes	$36,455	$49,324	$30,385	$28,897
Net income	$24,620	$33,002	$20,350	$19,259
Net income per Sub-share Certificate	$3.14	$4.20	$2.58	$2.43

*****