Form 10-Q
period 2019-03-31
TEXAS PACIFIC LAND TRUST
filed 2019-05-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Sub-shares in Certificates of Proprietary Interest (par value $0.03-1/3 per share)	TPL	New York Stock Exchange

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2019, the Registrant had 7,756,156 Sub-share Certificates outstanding.

TEXAS PACIFIC LAND TRUST
Form 10-Q
Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash and cash equivalents	$113,261	$119,647
Accrued receivables	65,728	48,750
Tax like-kind exchange escrow	61,463	3,799
Other assets	3,397	3,884
Prepaid income taxes	—	9,398
Property, plant and equipment, net of accumulated depreciation of $4,193 and $3,012 as of March 31, 2019 and December 31, 2018, respectively	72,821	64,802
Real estate acquired	57,682	10,492
Royalty interests acquired	27,720	24,303
Operating lease right-of-use assets	2,834	—
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$404,906	$285,075

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$9,656	$10,505
Income taxes payable	6,760	1,607
Deferred taxes payable	35,903	14,903
Unearned revenue	15,825	13,369
Operating lease liabilities	2,963	—
Total liabilities	71,107	40,384

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 7,756,156 and 7,762,414 Sub-share Certificates as of March 31, 2019 and December 31, 2018, respectively	—	—
Accumulated other comprehensive loss	(1,069)	(1,078)
Net proceeds from all sources	334,868	245,769
Total capital	333,799	244,691
Total liabilities and capital	$404,906	$285,075

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Oil and gas royalties	$33,213	$26,547
Easements and other surface-related income	31,367	16,978
Water sales and royalties	22,983	13,607
Land sales	103,625	2,750
Other operating revenue	136	125
Total revenues	191,324	60,007

Expenses:
Salaries and related employee expenses	6,464	2,563
Water service-related expenses	4,578	1,306
General and administrative expenses	2,142	680
Legal and professional fees	1,783	647
Depreciation and amortization	1,204	330
Total operating expenses	16,171	5,526

Operating income	175,153	54,481

Other income	393	130
Income before income taxes	175,546	54,611
Income tax expense
Current	14,548	10,820
Deferred	21,000	—
Total income tax expense	35,548	10,820
Net income	$139,998	$43,791

Other comprehensive income — periodic pension costs, net of income taxes of $2 and $3, respectively	9	13
Total comprehensive income	$140,007	$43,804

Weighted average number of Sub-share Certificates outstanding	7,759,808	7,818,168

Net income per Sub-share Certificate — basic and diluted	$18.04	$5.60

Cash dividends per Sub-share Certificate	$6.00	$4.05

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$139,998	$43,791
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	21,000	—
Depreciation and amortization	1,204	330
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(19,331)	(10,102)
Prepaid income taxes	9,398	1,202
Operating liabilities, excluding income taxes	4,579	(172)
Income taxes payable	5,153	9,622
Cash provided by operating activities	162,001	44,671

Cash flows from investing activities:
Proceeds from sale of fixed assets	30	—
Acquisition of land	(47,189)	(751)
Acquisition of royalty interests	(3,418)	—
Purchase of fixed assets	(9,247)	(11,841)
Cash used in investing activities	(59,824)	(12,592)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(4,353)	(6,709)
Dividends paid	(46,546)	(31,652)
Cash used in financing activities	(50,899)	(38,361)

Net increase in cash, cash equivalents, and restricted cash	51,278	(6,282)
Cash, cash equivalents and restricted cash, beginning of period	123,446	79,580
Cash, cash equivalents, and restricted cash, end of period	$174,724	$73,298

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—

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

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position of the Trust as of March 31, 2019 and the results of its operations for the three months ended March 31, 2019 and 2018, respectively, and its cash flows for the three months ended March 31, 2019 and 2018, respectively. Such adjustments are of a normal recurring nature.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report.

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

Reclassifications

Certain financial information on the condensed consolidated balance sheets as of December 31, 2018 and condensed consolidated statements of income for the three months ended March 31, 2018 has been revised to conform to the current year presentation. These revisions affected the classification of the tax like-kind exchange escrow from other assets to a separate balance sheet line item and certain expense items from one expense line item to another expense line item. Total assets and expenses were not affected by these reclassifications.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$113,261	$119,647
Tax like-kind exchange escrow	61,463	3,799
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$174,724	$123,446

Recently Adopted Accounting Guidance

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” which amended the existing lease accounting guidance to require lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms greater than twelve months. We adopted the new leasing standard and all related amendments on January 1, 2019. We elected the optional transition method provided by ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and as a result, have not restated our condensed consolidated financial statements for prior periods presented. We also elected the practical expedients permitted under the transition guidance that retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. In addition, we have not reassessed the accounting treatment of contracts entered into prior to adoption of the new lease guidance.

Upon adoption, we recorded a right-of-use asset for $3.0 million and a lease liability for $3.0 million related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The lease agreements require monthly rent payments and expire in March 2025 and August 2022, respectively. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost for the three months ended March 31, 2019 was $0.1 million.

Future minimum lease payments under these operating leases are as follows as of March 31, 2019 (in thousands):

2019 (excluding the three months ended March 31)	$344
2020	597
2021	613
2022	597
2023	546
Thereafter	701
Total lease payments	3,398
Less: imputed interest	(435)
Total operating lease liabilities	$2,963

3.	Recent Accounting Pronouncements

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

4.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Property, plant and equipment:
Water service-related assets (1)	$71,593	$62,919
Furniture, fixtures and equipment	4,823	4,297
Other	598	598
Property, plant and equipment at cost	77,014	67,814
Less: accumulated depreciation	(4,193)	(3,012)
Property, plant and equipment, net	$72,821	$64,802

(1)	Water service-related assets reflect assets related to brackish water sourcing and water re-use projects.

Depreciation expense was $1.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

5.	Real Estate Activity

As of March 31, 2019 and December 31, 2018, the Trust owned the following land and real estate (in thousands, except number of acres):

	March 31, 2019		December 31, 2018
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights)	856,211	$—	877,462	$—
Real estate acquired	36,416	57,682	24,715	10,492
Total real estate situated in 19 counties in Texas	892,627	$57,682	902,177	$10,492

No valuation allowance was necessary at March 31, 2019 and December 31, 2018.

Land Sales

For the three months ended March 31, 2019, the Trust sold approximately 21,251 acres (13,180 acres in Loving County, 5,598 acres in Culberson County, 1,651 acres in Hudspeth County and 822 acres in Reeves County) of the Trust’s Assigned land in Texas for an aggregate sales price of approximately $103.6 million, with an average of approximately $4,876 per acre.

For the three months ended March 31, 2018, the Trust sold approximately 120 acres (80 acres in Culberson County and 40 acres in Loving County) of the Trust’s Assigned land in Texas for an aggregate sales price of approximately $2.8 million, with an average of approximately $22,917 per acre.

Land Acquisitions

For the three months ended March 31, 2019, the Trust acquired approximately 11,702 acres (Culberson and Reeves Counties) of land in Texas for an aggregate purchase price of approximately $47.2 million, with an average of approximately $4,033 per acre.

For the three months ended March 31, 2018, the Trust acquired approximately 641 acres (all in Upton County) of land in Texas for an aggregate purchase price of approximately $0.8 million, with an average of approximately $1,171 per acre.

6.	Royalty Interests

As of March 31, 2019 and December 31, 2018, the Trust owned the following oil and gas royalty interests (in thousands, except number of interests):

	Net Book Value
	March 31, 2019	December 31, 2018
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	27,720	24,303
Total royalty interests	$27,720	$24,303

No valuation allowance was necessary at March 31, 2019 and December 31, 2018.

For the three months ended March 31, 2019, the Trust acquired oil and gas royalty interests in approximately 301 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $3.2 million, an average price of approximately $10,500 per net royalty acre.

There were no oil and gas royalty interest transactions for the three months ended March 31, 2018.

7.	Income Taxes

Effective January 1, 2018, the statutory Federal income tax rate for the Trust decreased from 35% to 21%. The Trust’s effective Federal income tax rate is less than the 21% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

The Trust structured the $100.0 million land sale in January 2019 as a §1031exchange for federal income tax purposes. As a result, the current federal income tax liability and current federal income tax expense were each reduced by approximately $21.0 million during the three months ended March 31, 2019.

8.	Capital

The Sub-share Certificates (“Sub-shares”) and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.

Dividends

On March 15, 2019, we paid $46.5 million in dividends representing a regular cash dividend of $1.75 per Sub-share and a special dividend of $4.25 per Sub-share for sub-shareholders of record at the close of business on March 8, 2019.

On March 16, 2018, we paid $31.7 million in dividends representing a regular cash dividend of $1.05 per Sub-share and a special dividend of $3.00 per Sub-share for sub-shareholders of record at the close of business on March 9, 2018.

Repurchases of Sub-shares

During the three months ended March 31, 2019, we purchased and retired 6,258 Sub-shares. During the three months ended March 31, 2018, we purchased and retired 13,146 Sub-shares.

9.	Business Segment Reporting

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
Segment financial results were as follows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
Land and resource management	$160,459	$42,753
Water service and operations	30,865	17,254
Total consolidated revenues	$191,324	$60,007

Net income:
Land and resource management	$123,117	$32,811
Water service and operations	16,881	10,980
Total consolidated net income	$139,998	$43,791

Capital expenditures
Land and resource management	$534	$1,252
Water service and operations	8,713	10,589
Total capital expenditures	$9,247	$11,841

Depreciation and amortization:
Land and resource management	$177	$70
Water service and operations	1,027	260
Total depreciation and amortization	$1,204	$330

The following table presents total assets and property, plant and equipment, net by segment as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Land and resource management	$297,450	$198,922
Water service and operations	107,456	86,153
Total consolidated assets	$404,906	$285,075

Property, plant and equipment, net
Land and resource management	$4,052	$3,720
Water service and operations	68,769	61,082
Total consolidated property, plant and equipment, net	$72,821	$64,802

10.    Oil and Gas Producing Activities

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. Currently, the Trust has identified 313 DUC wells subject to our royalty interest. The process of identifying these wells is ongoing and we anticipate updates going forward to be affected by a number of factors including, but not limited to, ongoing changes/updates to our identification process, changes/updates by Drilling Info (our main source of information in identifying these wells) in their identification process, the eventual completion of these DUC wells, and additional wells drilled but not completed by companies operating where we have a royalty interest.

11.	Subsequent Events

We evaluate events that occur after the balance sheet date but before consolidated financial statements are, or are available to be, issued to determine if a material event requires our amending the consolidated financial statements or disclosing the event. We evaluated subsequent events through the filing date we issued these consolidated financial statements and identified the following subsequent event requiring disclosure.

Land Transaction

On April 22, 2019, the Trust acquired approximately 3,400 acres of land in Loving County, Texas for an aggregate purchase price of $20.4 million. The Trust utilized proceeds from the land sale in January 2019 to fund the acquisition.

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, the pending proxy contest, the impacts thereof and other possible changes in composition of the Trustees, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”), and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, (ii) the factors discussed in Part II, Item 1A. “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the SEC, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

Texas Pacific Land Trust (which together with its subsidiaries as the context requires, may be referred to as “Texas Pacific”, the “Trust”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 900,000 acres of land in West Texas. We were organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company. Our Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner.
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

During the three months ended March 31, 2019, the Trust invested approximately $8.7 million in TPWR projects to develop brackish water sourcing and water re-use assets.

Results of Operations

We operate our business in two segments: Land and Resource Management and Water Service and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 9, “Business Segment Reporting” in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018

Revenues. Revenues increased $131.3 million, or 218.8%, to $191.3 million for the three months ended March 31, 2019 compared to $60.0 million for the three months ended March 31, 2018. Net income increased $96.2 million, or 219.7%, to $140.0 million for the three months ended March 31, 2019 compared to $43.8 million for the three months ended March 31, 2018.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended March 31,
	2019		2018
Revenues:
Land and resource management:
Oil and gas royalties	$33,213	18%	$26,547	44%
Easements and other surface-related income	23,485	12%	13,331	22%
Land sales and other operating revenue	103,761	54%	2,875	5%
	160,459	84%	42,753	71%
Water service and operations:
Water sales and royalties	22,983	12%	13,607	23%
Easements and other surface-related income	7,882	4%	3,647	6%
	30,865	16%	17,254	29%
Total consolidated revenues	$191,324	100%	$60,007	100%

Net income:
Land and resource management	$123,117	88%	$32,811	75%
Water service and operations	16,881	12%	10,980	25%
Total consolidated net income	$139,998	100%	$43,791	100%

 Land and Resource Management

Land and Resource Management segment revenues increased $117.7 million, or 275.3%, to $160.5 million for the three months ended March 31, 2019 as compared with $42.8 million for the comparable period of 2018.
Oil and gas royalties. Oil and gas royalty revenue was $33.2 million for the three months ended March 31, 2019 compared to $26.5 million for the three months ended March 31, 2018. Oil royalty revenue was $26.4 million for the three months ended March 31, 2019 compared to $20.1 million for the comparable period of 2018. This increase in oil royalty revenue is principally due to the combined effect of a 58.5% increase in crude oil production subject to the Trust’s royalty interest, partially offset by a 16.7% decrease in the average price per royalty barrel of crude oil received during the three months ended March 31, 2019 compared to the same period in 2018. Gas royalty revenue was $6.8 million for the three months ended March 31, 2019, an increase of 6.6% over the three months ended March 31, 2018 when gas royalty revenue was $6.4 million. This increase in gas royalty revenue resulted from a volume increase of 119.6% for the three months ended March 31, 2019 as compared to the same period of 2018, partially offset by a 46.7% decrease in the average price received.
Easements and other surface-related income. Easements and other surface-related income was $23.5 million for the three months ended March 31, 2019, an increase of 76.2% compared to $13.3 million for the three months ended March 31, 2018. Easements and other surface-related income includes pipeline easement income, seismic and temporary permit income, lease rental income and income from material sales. The increase in easements and other surface-related income is principally related to the increase in pipeline easement income which increased 115.0% to $16.6 million for the three months ended March 31, 2019 from $7.7 million for the three months ended March 31, 2018. Easements and other surface-related income is unpredictable and may vary significantly from period to period.
Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. For the three months ended March 31, 2019, we sold approximately 21,251 acres of land for total consideration of $103.6 million, or approximately $4,876 per acre. For the three months ended March 31, 2018, we sold approximately 120 acres of land for total consideration of $2.8 million, or approximately $22,917 per acre.

Net income. Net income for the Land and Resource Management segment was $123.1 million for the three months ended March 31, 2019 compared to $32.8 million for the three months ended March 31, 2018. As discussed above, revenues for the Land and Resource Management segment increased $117.7 million for the three months ended March 31, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Land and Resource Management segment were $37.4 million and $10.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase in expenses was principally related to increased income tax expense associated with 2019 land sales totaling $103.6 million. Total income tax expense of $35.5 million for the three months ended March 31, 2019 includes $21.0 million which is eligible for deferral as a result of our classification of the land sale as a §1031 tax exchange. The remaining increase was principally related to increased salary and related employee expenses and general and administrative expenses as discussed further below under “Other Financial Data — Consolidated.”

Water Service and Operations
Water Service and Operations segment revenues increased $13.6 million, or 78.9%, to $30.9 million for the three months ended March 31, 2019 as compared with $17.3 million for the comparable period of 2018.
Water sales and royalties. Water sales and royalty revenues for the three months ended March 31, 2019 of $23.0 million increased $9.4 million or 68.9% over the comparable period of 2018. This increase is principally due to increased brackish water sales and, to a lesser extent, pipeline easement royalties.
Easements and other surface-related income. Easements and other surface-related income for the Water Service and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the three months ended March 31, 2019, the combined revenue from these revenue streams was $7.9 million as compared to $3.6 million for the three months ended March 31, 2018.
Net income. Net income for the Water Service and Operations segment was $16.9 million for the three months ended March 31, 2019 compared to $11.0 million for the three months ended March 31, 2018. As discussed above, revenues for the Water Service and Operations segment increased $13.6 million for the three months ended March 31, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Water Service and Operations segment were $14.0 million for the three months ended March 31, 2019 as compared to $6.3 million for the three months ended March 31, 2018.

The increase in expenses during 2019 is principally related to increased income tax expense related to increased revenues and increased water service operating expenses, principally fuel and equipment rental related to sourcing and transfer of water.

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $6.5 million for the three months ended March 31, 2019 compared to $2.6 million for the comparable period of 2018. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from 36 employees as of March 31, 2018 to 75 as of March 31, 2019 and additional contract labor expenses for the three months ended March 31, 2019 compared to the same period of 2018.
Water service-related expenses. Water service-related expenses were $4.6 million for the three months ended March 31, 2019 compared to $1.3 million for the comparable period of 2018. These expenses include expenses for equipment rental, fuel and other equipment-related expenses associated with sourcing and transporting water for our water service and operations segment.
General and administrative expenses. General and administrative expenses increased $1.5 million to $2.1 million for the three months ended March 31, 2019 from $0.7 million for the same period of 2018. The increase in general and administrative expenses is primarily due to expenses related to land transactions and a contribution of $0.3 million to the Texas Parks and Wildlife Foundation to benefit the Balmorhea State Park in West Texas during the three months ended March 31, 2019. No such contributions were made during the three months ended March 31, 2018.
Legal and professional expenses. Legal and professional fees increased 175.6% to $1.8 million for the three months ended March 31, 2019 from $0.6 million for the comparable period of 2018. The increase in legal and professional fees for the three months ended March 31, 2019 compared to 2018 is principally due to increased legal and professional fees related to land transactions, new water agreements and proxy fees.
Depreciation and amortization. Depreciation and amortization was $1.2 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2019 and the latter half of 2018.

Cash Flow Analysis
For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018
Cash flows provided by operating activities for the three months ended March 31, 2019 and 2018 were $162.0 million and $44.7 million, respectively. This increase in operating cash flows is principally due to increases in proceeds from land sales, oil and gas royalties collected, easements and other surface-related payments received and water sales and royalties collected during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Cash flows used in investing activities were $59.8 million compared to $12.6 million for the three months ended March 31, 2019 and 2018, respectively. The increased use of investing cash flows is principally due to our acquisition of approximately 11,702 acres of land in Culberson and Reeves Counties, Texas for $47.2 million during the three months ended March 31, 2019.
Cash flows used in financing activities were $50.9 million compared to $38.4 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the Trust paid total dividends of $46.5 million consisting of a regular cash dividend of $1.75 per Sub-share Certificate (“Sub-share”) and a special dividend of $4.25 per Sub-share to each sub-shareholder of record at the close of business on March 8, 2019. During the three months ended March 31, 2018, the Trust paid total dividends of $31.7 million consisting of a regular cash dividend of $1.05 per Sub-share and a special dividend of $3.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2018.
Liquidity and Capital Resources

The Trust’s principal sources of liquidity are its revenues from oil, gas and water royalties, easements and other surface-related income, and water and land sales.
Our primary liquidity and capital requirements are for capital expenditures related to our water service and operations segment, working capital and general corporate needs. As of March 31, 2019, we had cash and cash equivalents of $113.3 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase additional Sub-shares subject to market conditions, and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Trust has not engaged in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019. Our most critical accounting policies and estimates include: accrual of oil and gas royalties and gain recognition on land sales. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K.

New Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 3, “Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2018.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A. “Risk Factors” of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Trust repurchased Sub-shares as follows:

Period	Total Number of Sub-shares Purchased	Average Price Paid per Sub-share	Total Number of Sub-shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Sub-shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2019	2,000	$624.60	—	—
February 1 through February 28, 2019	1,879	728.54	—	—
March 1 through March 31, 2019	2,379	729.39	—	—
Total	6,258	$695.64	—	—

(1)	The Trust purchased and retired 6,258 Sub-shares in the open market during the three months ended March 31, 2019.

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

101*
The following information from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date:	May 7, 2019	By:	/s/ Tyler Glover
Tyler Glover, General Agent and
Chief Executive Officer

Date:	May 7, 2019	By:	/s/ Robert J. Packer
Robert J. Packer, General Agent and
Chief Financial Officer