Form 10-Q
period 2019-06-30
TEXAS PACIFIC LAND TRUST
filed 2019-08-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 1-737

Exact name of registrant as specified in its charter:
Texas Pacific Land Trust

State or other jurisdiction of incorporation or organization:
NOT APPLICABLE

IRS Employer Identification No.:
75-0279735

Address of principal executive offices:
1700 Pacific Avenue, Suite 2900
Dallas, Texas 75201

Registrant’s telephone number, including area code:
(214) 969-5530

Former name, former address and former fiscal year, if changed since last report:
1700 Pacific Avenue, Suite 2770
Dallas, Texas 75201

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 31, 2019, the Registrant had 7,756,156 Sub-share Certificates outstanding.

TEXAS PACIFIC LAND TRUST
Form 10-Q
Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash and cash equivalents	$155,401	$119,647
Accrued receivables	68,011	48,750
Tax like-kind exchange escrow	35,120	3,799
Other assets	2,781	3,884
Prepaid income taxes	—	9,398
Property, plant and equipment, net of accumulated depreciation of $5,575 and $3,012 as of June 30, 2019 and December 31, 2018, respectively	84,792	64,802
Real estate acquired	84,902	10,492
Royalty interests acquired	29,320	24,303
Operating lease right-of-use assets	3,285	—
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$463,612	$285,075

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$22,899	$10,505
Income taxes payable	7,329	1,607
Deferred taxes payable	30,178	14,903
Unearned revenue	16,321	13,369
Operating lease liabilities	3,491	—
Total liabilities	80,218	40,384

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $.03 1/3 each; outstanding 7,756,156 and 7,762,414 Sub-share Certificates as of June 30, 2019 and December 31, 2018, respectively	—	—
Accumulated other comprehensive loss	(1,060)	(1,078)
Net proceeds from all sources	384,454	245,769
Total capital	383,394	244,691
Total liabilities and capital	$463,612	$285,075

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Oil and gas royalties	$39,641	$30,278	$72,854	$56,825
Easements and other surface-related income	22,357	27,799	53,724	44,777
Water sales and royalties	20,430	15,643	43,413	29,250
Land sales	4,774	—	108,399	2,750
Other operating revenue	108	124	244	249
Total revenues	87,310	73,844	278,634	133,851

Expenses:
Salaries and related employee expenses	7,741	3,835	14,205	6,399
Water service-related expenses	5,723	2,588	10,301	3,894
General and administrative expenses	2,095	1,013	4,237	1,692
Legal and professional fees	7,858	420	9,641	1,067
Depreciation and amortization	1,451	483	2,655	813
Total operating expenses	24,868	8,339	41,039	13,865

Operating income	62,442	65,505	237,595	119,986

Other income	437	160	830	290
Income before income taxes	62,879	65,665	238,425	120,276
Income tax expense (benefit):
Current	19,018	13,162	33,566	23,982
Deferred	(5,725)	—	15,275	—
Total income tax expense	13,293	13,162	48,841	23,982
Net income	$49,586	$52,503	$189,584	$96,294

Other comprehensive income — periodic pension costs, net of income taxes of $2, $3, $5 and $7, respectively	9	13	18	26
Total comprehensive income	$49,595	$52,516	$189,602	$96,320

Weighted average number of Sub-share Certificates outstanding	7,756,156	7,803,162	7,757,199	7,808,064

Net income per Sub-share Certificate — basic and diluted	$6.39	$6.73	$24.44	$12.33

Cash dividends per Sub-share Certificate	$—	$—	$6.00	$4.05

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$189,584	$96,294
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	15,275	—
Depreciation and amortization	2,655	813
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(21,518)	(18,109)
Prepaid income taxes	9,398	1,202
Operating liabilities, excluding income taxes	18,855	6,958
Income taxes payable	5,722	2,071
Cash provided by operating activities	219,971	89,229

Cash flows from investing activities:
Proceeds from sale of fixed assets	30	—
Acquisition of land	(74,410)	(2,663)
Acquisition of royalty interests	(5,017)	—
Purchase of fixed assets	(22,600)	(31,564)
Cash used in investing activities	(101,997)	(34,227)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(4,353)	(17,035)
Dividends paid	(46,546)	(31,652)
Cash used in financing activities	(50,899)	(48,687)

Net increase in cash, cash equivalents, and restricted cash	67,075	6,315
Cash, cash equivalents and restricted cash, beginning of period	123,446	79,580
Cash, cash equivalents, and restricted cash, end of period	$190,521	$85,895

Supplemental disclosure of cash flow information:
Income taxes paid	$18,451	$21,951

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
The Trust is organized to manage land, including royalty interests, for the benefit of its owners. The Trust’s income is derived primarily from oil, gas and water royalties, sales of water and land, easements and commercial leases of the land.
We operate our business in two segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Trust and provide a framework for timely and rational allocation of resources within businesses. See Note 9, “Business Segment Reporting” for further information regarding our segments.

2.	Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position of the Trust as of June 30, 2019 and the results of its operations for the three and six months ended June 30, 2019 and 2018, respectively, and its cash flows for the six months ended June 30, 2019 and 2018, respectively. Such adjustments are of a normal recurring nature.

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

Reclassifications

Certain financial information on the condensed consolidated balance sheets as of December 31, 2018 and condensed consolidated statements of income for the six months ended June 30, 2018 has been revised to conform to the current year presentation. These revisions include, but are not limited to, the classification of the tax like-kind exchange escrow from other assets to a separate balance sheet line item and certain expense items from one expense line item to another expense line item. Total assets and expenses were not affected by these reclassifications.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$155,401	$119,647
Tax like-kind exchange escrow	35,120	3,799
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$190,521	$123,446

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

As of June 30, 2019, we have recorded right-of-use assets of $3.3 million and lease liabilities for $3.5 million primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The office lease agreements require monthly rent payments and expire in December 2025 and August 2022, respectively. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost for the three and six months ended June 30, 2019 was $0.2 million and $0.3 million, respectively.

Future minimum lease payments under these operating leases are as follows as of June 30, 2019 (in thousands):

2019 (excluding the six months ended June 30)	$336
2020	781
2021	802
2022	705
2023	546
Thereafter	701
Total lease payments	3,871
Less: imputed interest	(380)
Total operating lease liabilities	$3,491

3.	Recent Accounting Pronouncements

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

4.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Property, plant and equipment:
Water service-related assets (1)	$83,955	$62,919
Furniture, fixtures and equipment	5,814	4,297
Other	598	598
Property, plant and equipment at cost	90,367	67,814
Less: accumulated depreciation	(5,575)	(3,012)
Property, plant and equipment, net	$84,792	$64,802

(1)    Water service-related assets reflect assets related to water sourcing and water re-use projects.

Depreciation expense was $1.4 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $2.6 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

5.	Real Estate Activity

As of June 30, 2019 and December 31, 2018, the Trust owned the following land and real estate (in thousands, except number of acres):

	June 30, 2019		December 31, 2018
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights)	855,553	$—	877,462	$—
Real estate acquired	46,386	84,902	24,715	10,492
Total real estate situated in 19 counties in Texas	901,939	$84,902	902,177	$10,492

No valuation allowance was necessary at June 30, 2019 and December 31, 2018.

Land Sales

For the six months ended June 30, 2019, the Trust sold approximately 21,909 acres (13,180 acres in Loving County, 5,598 acres in Culberson County, 1,651 acres in Hudspeth County, 843 acres in Reeves County, 636 acres in Midland County and approximately 1 acre in Glasscock County) of land in Texas for an aggregate sales price of approximately $108.4 million, with an average of approximately $4,948 per acre.

For the six months ended June 30, 2018, the Trust sold approximately 120 acres (80 acres in Culberson County and 40 acres in Loving County) of land in Texas for an aggregate sales price of approximately $2.8 million, with an average of approximately $22,917 per acre.

Land Acquisitions

For the six months ended June 30, 2019, the Trust acquired approximately 21,671 acres (Culberson, Glasscock, Loving and Reeves Counties) of land in Texas for an aggregate purchase price of approximately $74.4 million, with an average of approximately $3,434 per acre.

For the six months ended June 30, 2018, the Trust acquired approximately 2,884 acres (Mitchell and Upton County) of land in Texas for an aggregate purchase price of approximately $2.7 million, with an average of approximately $924 per acre.

6.	Royalty Interests

As of June 30, 2019 and December 31, 2018, the Trust owned the following oil and gas royalty interests (in thousands, except number of interests):

	Net Book Value
	June 30, 2019	December 31, 2018
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	29,320	24,303
Total royalty interests	$29,320	$24,303

No valuation allowance was necessary at June 30, 2019 and December 31, 2018.

For the six months ended June 30, 2019, the Trust acquired oil and gas royalty interests in approximately 1,247 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $4.7 million, an average price of approximately $3,800 per net royalty acre.

There were no oil and gas royalty interest transactions for the six months ended June 30, 2018.

7.	Income Taxes

Effective January 1, 2018, the statutory Federal income tax rate for the Trust decreased from 35% to 21%. The Trust’s effective Federal income tax rate is less than the 21% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

The Trust structured the $100.0 million land sale consummated in January 2019 as a §1031 exchange for federal income tax purposes. As a result, the current federal income tax liability and expense were each reduced by approximately $15.3 million during the six months ended June 30, 2019, while the deferred federal income tax liability and expense increased by the same amount.

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

Repurchases of Sub-shares

During the six months ended June 30, 2019, we purchased and retired 6,258 Sub-shares. During the six months ended June 30, 2018, we purchased and retired 29,062 Sub-shares.

9.	Business Segment Reporting

During the periods presented, we reported our financial performance based on the following segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Trust and provide a framework for timely and rational allocation of resources within businesses. We eliminate any inter-segment revenues and expenses upon consolidation.

The Land and Resource Management segment encompasses the business of managing approximately 900,000 acres of land and related resources in West Texas owned by the Trust. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.
The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin as well as managing agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. The revenue streams of this segment consist of revenue generated from direct sales of sourced and treated water as well as revenues from royalties on water service-related activity.
Segment financial results were as follows for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Land and resource management	$58,688	$52,376	$219,147	$95,129
Water services and operations	28,622	21,468	59,487	38,722
Total consolidated revenues	$87,310	$73,844	$278,634	$133,851

Net income:
Land and resource management	$37,194	$40,505	$160,311	$73,315
Water services and operations	12,392	11,998	29,273	22,979
Total consolidated net income	$49,586	$52,503	$189,584	$96,294

Capital expenditures:
Land and resource management	$881	$303	$1,415	$1,555
Water services and operations	12,472	19,420	21,185	30,009
Total capital expenditures	$13,353	$19,723	$22,600	$31,564

Depreciation and amortization:
Land and resource management	$261	$100	$438	$170
Water services and operations	1,190	383	2,217	643
Total depreciation and amortization	$1,451	$483	$2,655	$813

The following table presents total assets and property, plant and equipment, net by segment as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Assets:
Land and resource management	$337,941	$198,922
Water services and operations	125,671	86,153
Total consolidated assets	$463,612	$285,075

Property, plant and equipment, net:
Land and resource management	$4,739	$3,720
Water services and operations	80,053	61,082
Total consolidated property, plant and equipment, net	$84,792	$64,802

10.    Oil and Gas Producing Activities

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. Currently, the Trust has identified 297 DUC wells subject to our royalty interest. The process of identifying these wells is ongoing and we anticipate updates going forward to be affected by a number of factors including, but not limited to, ongoing changes/updates to our identification process, changes/updates by Drilling Info (our main source of information in identifying these wells) in their identification process, the eventual completion of these DUC wells, and additional wells drilled but not completed by companies operating where we have a royalty interest.

11.	Subsequent Events

We evaluate events that occur after the balance sheet date but before consolidated financial statements are, or are available to be issued to determine if a material event requires our amending the consolidated financial statements or disclosing the event. We evaluated subsequent events through the filing date we issued these consolidated financial statements and identified the following subsequent event requiring disclosure.

On July 30, 2019, the Trust and current Trustees John R. Norris III and David E. Barry entered into a settlement agreement (the “Settlement Agreement”) with Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC, Murray Stahl, SoftVest, L.P., SoftVest Advisors, LLC, Eric L. Oliver, ART-FGT Family Partners Limited, Tessler Family Limited Partnership and Allan R. Tessler (the “Investor Group”) with respect to the previous proxy contest mounted by the Investor Group and the pending litigation between the parties. Pursuant to the Settlement Agreement, the parties agreed: (i) to dismiss the pending litigation captioned Case 3:19-cv-01224-B Texas Pacific Land Trust et al v. Oliver in the U.S. District Court for the Northern District of Texas in Dallas, (ii) that the third Trustee position will remain vacant at least until the end of the Restricted Period (as defined in the Settlement Agreement), (iii) to add three new members, including Mr. Stahl and Mr. Oliver, to the Conversion Exploration Committee (the “Committee”), which was formed in June, 2019 to evaluate the conversion of the Trust into a C-corporation (the “Conversion”), (iv) the Committee will continue to be governed by its charter dated June 23, 2019, as amended and restated on July 30, 2019, and will complete its work by December 31, 2019, unless the Committee otherwise determines, (v) if the Committee recommends a plan of Conversion and proposes the approval of the Trust’s sub-shareholders, the Investor Group will be required to (1) vote all of the Sub-shares beneficially owned by it in favor of such Conversion at a special meeting called therefor by the Trustees, and (2) privately and publicly support such Conversion through a press release as an exempt solicitation, (vi) if the Trustees decide to implement such plan of Conversion in the form recommended by the Committee in all material respects, (1) the Investor Group will be prohibited from challenging such Conversion in court or otherwise prior to the end of the Restricted Period, and (2) the parties will grant mutual general releases in one another’s favor upon completion of such Conversion, and (vii) to other customary terms of settlement. The foregoing description of the Settlement Agreement is qualified by the full text of such agreement, which is attached as an exhibit to the Trust’s Current Report on Form 8-K filed, filed with the SEC on July 31, 2019 and incorporated by reference herein.

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
Our revenues are derived primarily from oil, gas and water-related royalties, sales of water and land, easements and commercial leases. Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year. The demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for commercial uses prevalent in western Texas.
We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells. We monitor production reports from the operators, the Texas Railroad Commission, and other private data providers to assure that we are being paid the appropriate royalties.
Our revenue from easements is primarily generated from pipelines transporting oil, gas and related hydrocarbons, power line and utility easements, and subsurface wellbore easements. Since the second quarter of 2016, our easements typically have a ten-year term. Commercial lease revenue is derived primarily from processing, storage and compression facilities and roads.
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

Demand for water solutions is expected to grow as drilling and completion activity in the Permian Basin continues to increase. In response to that anticipated demand, the Trust formed Texas Pacific Water Resources LLC (“TPWR”) in June 2017. TPWR, a single member LLC and wholly owned subsidiary of the Trust, focuses on providing full-service water offerings to operators in the Permian Basin. These services include, but are not limited to, water sourcing, produced-water gathering/treatment/recycling, infrastructure development, disposal solutions, water tracking, analytics and well testing services. TPWR is committed to sustainable water development with significant focus on the large-scale implementation of recycled water operations.

During the six months ended June 30, 2019, the Trust invested approximately $21.0 million in TPWR projects to develop water sourcing and water re-use assets.

Results of Operations

We operate our business in two segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

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

For the three months ended June 30, 2019 as compared to the three months ended June 30, 2018

Revenues. Revenues increased $13.5 million, or 18.2%, to $87.3 million for the three months ended June 30, 2019 compared to $73.8 million for the three months ended June 30, 2018. Net income decreased $2.9 million, or 5.6%, to $49.6 million for the three months ended June 30, 2019 compared to $52.5 million for the three months ended June 30, 2018.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended June 30,
	2019		2018
Revenues:
Land and resource management:
Oil and gas royalties	$39,641	46%	$30,278	41%
Easements and other surface-related income	14,165	16%	21,974	30%
Land sales and other operating revenue	4,882	6%	124	—%
	58,688	68%	52,376	71%
Water services and operations:
Water sales and royalties	20,430	23%	15,643	21%
Easements and other surface-related income	8,192	9%	5,825	8%
	28,622	32%	21,468	29%
Total consolidated revenues	$87,310	100%	$73,844	100%

Net income:
Land and resource management	$37,194	75%	$40,505	77%
Water services and operations	12,392	25%	11,998	23%
Total consolidated net income	$49,586	100%	$52,503	100%

Land and Resource Management

Land and Resource Management segment revenues increased $6.3 million, or 12.1%, to $58.7 million for the three months ended June 30, 2019 as compared with $52.4 million for the comparable period of 2018.

Oil and gas royalties. Oil and gas royalty revenue was $39.6 million for the three months ended June 30, 2019 compared to $30.3 million for the three months ended June 30, 2018. Oil royalty revenue was $33.1 million for the three months ended June 30, 2019, an increase of 34.0% over the three months ended June 30, 2018 when oil royalty revenue was $24.7 million. This increase in oil royalty revenue is principally due to a 41.3% increase in crude oil production subject to the Trust’s royalty interest, partially offset by a 4.8% decrease in the average price per royalty barrel of crude oil received during the three months ended June 30, 2019 compared to the same period in 2018. Gas royalty revenue was $6.5 million for the three months ended June 30, 2019, an increase of 17.3% over the three months ended June 30, 2018 when gas royalty revenue was $5.6 million. This increase in gas royalty revenue resulted principally from a volume increase of 120.2% for the three months ended June 30, 2019 as compared to the same period of 2018, partially offset by a 43.5% decrease in the average price received over the same period.
Easements and other surface-related income. Easements and other surface-related income was $14.2 million for the three months ended June 30, 2019, a decrease of 35.5% compared to $22.0 million for the three months ended June 30, 2018. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales, and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a 41.6% decrease in pipeline easement income to $9.9 million for the three months ended June 30, 2019 from $16.9 million for the three months ended June 30, 2018. Easements and other surface-related income is unpredictable and may vary significantly from period to period.
Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. For the three months ended June 30, 2019, we sold approximately 658 acres of land for total consideration of $4.8 million, or approximately $7,260 per acre. There were no land sales for the three months ended June 30, 2018.

Net income. Net income for the Land and Resource Management segment was $37.2 million for the three months ended June 30, 2019 compared to $40.5 million for the three months ended June 30, 2018. As discussed above, revenues for the Land and Resource Management segment increased $6.3 million for the three months ended June 30, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Land and Resource Management segment were $21.5 million and $11.9 million for the three months ended June 30, 2019 and 2018, respectively. The increase in expenses was principally related to approximately $6.7 million of expenses related to the proxy contest to elect a new Trustee for the three months ended June 30, 2019. No such expenses were incurred for the three months ended June 30, 2018. The remaining increase was principally related to salaries and related employee expenses as discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations
Water Services and Operations segment revenues increased 33.3% to $28.6 million for the three months ended June 30, 2019 as compared with $21.5 million for the comparable period of 2018.
Water sales and royalties. Water sales and royalty revenue was $20.4 million for the three months ended June 30, 2019, an increase of $4.8 million or 30.6%, compared with the three months ended June 30, 2018 when water sales and royalty revenue was $15.6 million. This increase was principally due to a 39.8% sales increase in the number of barrels of sourced and treated water sold in the three months ended June 30, 2019 as compared to the same period in 2018.
Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the three months ended June 30, 2019, the combined income from these revenue streams was $8.2 million, an increase of 40.6%, as compared to $5.8 million for the three months ended June 30, 2018.
Net income. Net income for the Water Services and Operations segment was $12.4 million for the three months ended June 30, 2019 compared to $12.0 million for the three months ended June 30, 2018. As discussed above, revenues for the Water Services and Operations segment increased 33.3% for the three months ended June 30, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Water Services and Operations segment were $16.2 million for the three months ended June 30, 2019 as compared to $9.5 million for the three months ended June 30, 2018. The increase in expenses during 2019 is principally related to increased water service operating expenses, primarily fuel and equipment rental related to increased sourcing and transfer of water. The remaining increase was principally related to increased salaries and related employee expenses and depreciation and amortization expense as discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $7.7 million for the three months ended June 30, 2019 compared to $3.8 million for the comparable period of 2018. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from 47 employees as of June 30, 2018 to 78 as of June 30, 2019 and additional contract labor expenses for the three months ended June 30, 2019 compared to the same period of 2018.
Water service-related expenses. Water service-related expenses were $5.7 million for the three months ended June 30, 2019 compared to $2.6 million for the comparable period of 2018. This increase in expenses was principally the result of an increase in equipment rental and fuel to source and transfer water.
General and administrative expenses. General and administrative expenses increased $1.1 million to $2.1 million for the three months ended June 30, 2019 from $1.0 million for the same period of 2018. The increase in general and administrative expenses is primarily due to increased expenses related to a change in our principal independent contractor service provider and $0.2 million of expenses related to the proxy contest to elect a new Trustee during the three months ended June 30, 2019.
Legal and professional expenses. Legal and professional fees were $7.9 million for the three months ended June 30, 2019 compared to $0.4 million for the comparable period of 2018. The increase in legal and professional fees for the three months ended June 30, 2019 compared to 2018 is principally due to approximately $6.5 million of legal and professional fees related to the proxy contest to elect a new Trustee.
Depreciation and amortization. Depreciation and amortization was $1.5 million for the three months ended June 30, 2019 compared to $0.5 million for the three months ended June 30, 2018. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2019 and the latter half of 2018.

For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018

Revenues. Revenues more than doubled, from $133.9 million for the six months ended June 30, 2018 to $278.6 million for the six months ended June 30, 2019. Net income increased $93.3 million, or 96.9%, to $189.6 million for the six months ended June 30, 2019 compared to $96.3 million for the six months ended June 30, 2018.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Six Months Ended June 30,
	2019		2018
Revenues:
Land and resource management:
Oil and gas royalties	$72,854	25%	$56,825	43%
Easements and other surface-related income	37,650	14%	35,305	26%
Land sales and other operating revenue	108,643	39%	2,999	2%
	219,147	78%	95,129	71%
Water services and operations:
Water sales and royalties	43,413	16%	29,250	22%
Easements and other surface-related income	16,074	6%	9,472	7%
	59,487	22%	38,722	29%
Total consolidated revenues	$278,634	100%	$133,851	100%

Net income:
Land and resource management	$160,311	85%	$73,315	76%
Water services and operations	29,273	15%	22,979	24%
Total consolidated net income	$189,584	100%	$96,294	100%

Land and Resource Management

Land and Resource Management segment revenues increased $124.0 million, or 130.4%, to $219.1 million for the six months ended June 30, 2019 as compared with $95.1 million for the comparable period of 2018.
Oil and gas royalties. Oil and gas royalty revenue was $72.9 million for the six months ended June 30, 2019 compared to $56.8 million for the six months ended June 30, 2018. Oil royalty revenue was $59.5 million for the six months ended June 30, 2019, an increase of 32.6% over the six months ended June 30, 2018 when oil royalty revenue was $44.9 million. This increase in oil royalty revenue is principally due to a 49.0% increase in crude oil production subject to the Trust’s royalty interest, partially offset by a 10.5% decrease in the average price per royalty barrel of crude oil received during the six months ended June 30, 2019 compared to the same period in 2018. Gas royalty revenue was $13.4 million for the six months ended June 30, 2019, an increase of 11.6% over the six months ended June 30, 2018 when gas royalty revenue was $11.9 million. This increase in gas royalty revenue resulted from a volume increase of 119.9% for the six months ended June 30, 2019 as compared to the same period of 2018, partially offset by a 45.2% decrease in the average price received over the same period.
Easements and other surface-related income. Easements and other surface-related income was $37.7 million for the six months ended June 30, 2019, an increase of 6.6% compared to $35.3 million for the six months ended June 30, 2018. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales, and seismic and temporary permits. The increase in easements and other surface-related income is principally related to the increase in pipeline easement income which increased 7.4% to $26.4 million for the six months ended June 30, 2019 from $24.6 million for the six months ended June 30, 2018. Easements and other surface-related income is unpredictable and may vary significantly from period to period.
Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. For the six months ended June 30, 2019, we sold approximately 21,909 acres of land for total consideration of $108.4 million, or approximately $4,948 per acre. For the six months ended June 30, 2018, we sold approximately 120 acres of land for total consideration of $2.8 million, or approximately $22,917 per acre.

Net income. Net income for the Land and Resource Management segment was $160.3 million for the six months ended June 30, 2019 compared to $73.3 million for the six months ended June 30, 2018. As discussed above, revenues for the Land and Resource Management segment increased $124.0 million for the six months ended June 30, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Land and Resource Management segment were $58.8 million and $21.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase in expenses was principally related to increased income tax expense associated with 2019 land sales totaling $108.4 million. Total consolidated income tax expense of $48.8 million for the six months ended June 30, 2019 includes $15.3 million which is eligible for deferral as a result of our classification of the land sale as a §1031 tax exchange. The remaining increase was principally related to increased legal and professional fees, salaries and related employee expenses and general and administrative expenses as discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations
Water Services and Operations segment revenues increased $20.8 million, or 53.6%, to $59.5 million for the six months ended June 30, 2019 as compared with $38.7 million for the comparable period of 2018.
Water sales and royalties. Water sales and royalty revenue was $43.4 million for the six months ended June 30, 2019, an increase of $14.2 million or 48.4%, compared with the six months ended June 30, 2018 when water sales and royalty revenue was $29.2 million. This increase was principally due to a 46.7% sales increase in the number of barrels of sourced and treated water sold in the six months ended June 30, 2019 as compared to the same period in 2018.
Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the six months ended June 30, 2019, the combined income from these revenue streams was $16.1 million as compared to $9.5 million for the six months ended June 30, 2018, an increase of 69.7%.
Net income. Net income for the Water Services and Operations segment was $29.3 million for the six months ended June 30, 2019 compared to $23.0 million for the six months ended June 30, 2018. As discussed above, revenues for the Water Services and Operations segment increased $20.8 million for the six months ended June 30, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Water Services and Operations segment were $30.2 million for the six months ended June 30, 2019 as compared to $15.7 million for the six months ended June 30, 2018. The increase in expenses during 2019 is principally related to increased water service operating expenses, principally fuel and equipment rental related to sourcing and transfer of water. The remaining increase was principally related to increased salaries and related employee expenses as discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $14.2 million for the six months ended June 30, 2019 compared to $6.4 million for the comparable period of 2018. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from 47 employees as of June 30, 2018 to 78 as of June 30, 2019 and additional contract labor expenses for the six months ended June 30, 2019 compared to the same period of 2018.
Water service-related expenses. Water service-related expenses were $10.3 million for the six months ended June 30, 2019 compared to $3.9 million for the comparable period of 2018. This increase in expenses was principally related to an increase in equipment rental and fuel to source and transfer water.
General and administrative expenses. General and administrative expenses increased $2.5 million to $4.2 million for the six months ended June 30, 2019 from $1.7 million for the same period of 2018. The increase in general and administrative expenses is primarily due to increased expenses associated with our independent contractor service providers, a contribution of $0.3 million to the Texas Parks and Wildlife Foundation to benefit the Balmorhea State Park in West Texas, expenses related to land transactions and $0.2 million of expenses related to the proxy contest to elect a new Trustee during the six months ended June 30, 2019.
Legal and professional expenses. Legal and professional fees were $9.6 million for the six months ended June 30, 2019 compared to $1.1 million for the comparable period of 2018. The increase in legal and professional fees for the six months ended June 30, 2019 compared to 2018 is principally due to approximately $7.3 million of legal and professional fees related to the proxy contest to elect a new Trustee.
Depreciation and amortization. Depreciation and amortization was $2.7 million for the six months ended June 30, 2019 compared to $0.8 million for the six months ended June 30, 2018. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2019 and the latter half of 2018.

Cash Flow Analysis
For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018
Cash flows provided by operating activities for the six months ended June 30, 2019 and 2018 were $220.0 million and $89.2 million, respectively. This increase in operating cash flows is principally due to increases in proceeds from land sales, oil and gas royalties collected, easements and other surface-related payments received and water sales and royalties collected during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Cash flows used in investing activities were $102.0 million compared to $34.2 million for the six months ended June 30, 2019 and 2018, respectively. The increased use of investing cash flows is principally due to our acquisition of approximately 21,671 acres of land in Culberson, Glasscock, Loving and Reeves Counties, Texas for approximately $74.4 million during the six months ended June 30, 2019.
Cash flows used in financing activities were $50.9 million compared to $48.7 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, the Trust paid total dividends of $46.5 million consisting of a regular cash dividend of $1.75 per Sub-share Certificate (“Sub-share”) and a special dividend of $4.25 per Sub-share to each sub-shareholder of record at the close of business on March 8, 2019. During the six months ended June 30, 2018, the Trust paid total dividends of $31.7 million consisting of a regular cash dividend of $1.05 per Sub-share and a special dividend of $3.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2018.
Liquidity and Capital Resources

The Trust’s principal sources of liquidity are its revenues from oil, gas and water royalties, easements and other surface-related income, and water and land sales.

Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment, working capital and general corporate needs. As of June 30, 2019, we had cash and cash equivalents of $155.4 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase additional Sub-shares subject to market conditions, and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings, except as described below.
In March 2019, the Investor Group launched a proxy contest relating to their nomination of a candidate for election as trustee to fill the vacancy resulting from the resignation of Maurice Meyer III. In connection with the proxy contest, on May 21, 2019, the Trust filed a lawsuit against Eric L. Oliver captioned Case 3:19-cv-01224-B Texas Pacific Land Trust et al v. Oliver in the U.S. District Court for the Northern District of Texas. The lawsuit alleged violations of federal securities laws in Mr. Oliver’s campaign to become the Trust’s next trustee and asked the court to require that Mr. Oliver correct misstatements and omissions in such campaign. Mr. Oliver asserted numerous counterclaims against Mr. Norris and Mr. Barry based on negligence, gross negligence, breach of fiduciary duty and waste, in addition to claiming that the Trustees lacked authority to cancel or postpone a scheduled shareholder meeting. On July 30, 2019, the lawsuit and the proxy contest were settled upon the execution by the parties of a settlement agreement. See Note 11, “Subsequent Events” in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A. “Risk Factors” of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Trust did not repurchase any Sub-shares during the three months ended June 30, 2019.

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
101*
The following information from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date:	August 7, 2019	By:	/s/ Tyler Glover
Tyler Glover, General Agent and
Chief Executive Officer

Date:	August 7, 2019	By:	/s/ Robert J. Packer
Robert J. Packer, General Agent and
Chief Financial Officer