Form 10-Q
period 2019-09-30
TEXAS PACIFIC LAND TRUST
filed 2019-11-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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
Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 31, 2019, the Registrant had 7,756,156 Sub-share Certificates outstanding.

TEXAS PACIFIC LAND TRUST
Form 10-Q
Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash and cash equivalents	$249,881	$119,647
Accrued receivables	62,803	48,750
Tax like-kind exchange escrow	—	3,799
Other assets	4,766	3,884
Prepaid income taxes	—	9,398
Property, plant and equipment, net of accumulated depreciation of $8,006 and $3,012 as of September 30, 2019 and December 31, 2018, respectively	87,072	64,802
Real estate acquired	84,902	10,492
Royalty interests acquired	29,320	24,303
Operating lease right-of-use assets	3,250	—
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$521,994	$285,075

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$19,553	$10,505
Income taxes payable	4,364	1,607
Deferred taxes payable	34,996	14,903
Unearned revenue	16,184	13,369
Operating lease liabilities	3,471	—
Total liabilities	78,568	40,384

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.0333 each; outstanding 7,756,156 and 7,762,414 Sub-share Certificates as of September 30, 2019 and December 31, 2018, respectively	—	—
Accumulated other comprehensive loss	(1,051)	(1,078)
Net proceeds from all sources	444,477	245,769
Total capital	443,426	244,691
Total liabilities and capital	$521,994	$285,075

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Oil and gas royalties	$38,259	$31,253	$111,113	$88,078
Easements and other surface-related income	33,911	22,068	87,635	66,845
Water sales and royalties	21,654	18,178	65,067	47,428
Land sales	4,621	1,543	113,020	4,293
Other operating revenue	85	126	329	375
Total revenues	98,530	73,168	377,164	207,019

Expenses:
Salaries and related employee expenses	8,537	4,050	22,742	10,449
Water service-related expenses	5,122	3,707	15,423	7,601
General and administrative expenses	2,864	1,190	7,102	2,882
Legal and professional fees	5,558	556	15,198	1,623
Depreciation and amortization	2,631	706	5,286	1,519
Total operating expenses	24,712	10,209	65,751	24,074

Operating income	73,818	62,959	311,413	182,945

Other income	941	236	1,771	526
Income before income taxes	74,759	63,195	313,184	183,471
Income tax expense (benefit):
Current	9,918	12,433	43,485	36,415
Deferred	4,819	—	20,093	—
Total income tax expense	14,737	12,433	63,578	36,415
Net income	$60,022	$50,762	$249,606	$147,056

Other comprehensive income — periodic pension costs, net of income taxes of $2, $3, $7 and $10, respectively	9	13	27	39
Total comprehensive income	$60,031	$50,775	$249,633	$147,095

Weighted average number of Sub-share Certificates outstanding	7,756,156	7,786,692	7,756,643	7,797,262

Net income per Sub-share Certificate — basic and diluted	$7.74	$6.52	$32.18	$18.86

Cash dividends per Sub-share Certificate	$—	$—	$6.00	$4.05

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$249,606	$147,056
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	20,093	—
Depreciation and amortization	5,286	1,519
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(18,278)	(28,706)
Prepaid income taxes	9,398	1,202
Operating liabilities, excluding income taxes	15,361	7,555
Income taxes payable	2,757	2,208
Cash provided by operating activities	284,223	130,834

Cash flows from investing activities:
Proceeds from sale of fixed assets	117	25
Acquisition of land	(74,410)	(2,663)
Acquisition of royalty interests	(5,017)	—
Purchase of fixed assets	(27,579)	(40,006)
Cash used in investing activities	(106,889)	(42,644)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	(4,353)	(25,501)
Dividends paid	(46,546)	(31,652)
Cash used in financing activities	(50,899)	(57,153)

Net increase in cash, cash equivalents, and restricted cash	126,435	31,037
Cash, cash equivalents and restricted cash, beginning of period	123,446	79,580
Cash, cash equivalents, and restricted cash, end of period	$249,881	$110,617

Supplemental disclosure of cash flow information:
Income taxes paid	$31,337	$34,251

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
The Trust is organized to manage land, including royalty interests, for the benefit of its owners. The Trust’s income is derived primarily from oil and gas royalties, sales of water and land, easements and commercial leases of the land.
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

2. Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position of the Trust as of September 30, 2019 and the results of its operations for the three and nine months ended September 30, 2019 and 2018, respectively, and its cash flows for the nine months ended September 30, 2019 and 2018, respectively. Such adjustments are of a normal recurring nature.

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

Change in Accounting Estimate

Management evaluates its estimates on a routine basis. Effective July 1, 2019, the Trust revised the estimated useful lives of certain water service-related assets after its disaggregation of water service-related projects into sub classifications. The Trust purchased these water service-related assets from July 1, 2017 through June 30, 2019. Based on information gained from operations over this time period, management believes that these water service-related assets will benefit periods ranging from four to 15 years, beginning at the point the water service-related assets were originally placed in service.

The net book value of these water service-related assets at June 30, 2019, was not modified and is depreciated over the revised estimated useful lives of these assets. The effect of the change in estimated useful lives to depreciation expense, net income and earnings per share for the three and nine months ended September 30, 2019 is presented in the table below (in thousands, except earnings per share):

Effect on income statement line items due to change in estimated useful lives	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Increase in depreciation and amortization expense	$916	$916
Decrease in net income	$(723)	$(723)
Decrease in net income per Sub-share Certificate — basic and diluted	$(0.09)	$(0.09)

Reclassifications

Certain financial information on the condensed consolidated balance sheets as of December 31, 2018 and condensed consolidated statements of income for the three and nine months ended September 30, 2018 has been revised to conform to the current year presentation. These revisions include, but are not limited to, the classification of the tax like-kind exchange escrow from other assets to a separate balance sheet line item and certain expense items from one expense line item to another expense line item. Total assets and expenses were not affected by these reclassifications.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$249,881	$119,647
Tax like-kind exchange escrow	—	3,799
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$249,881	$123,446

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

As of September 30, 2019, we have recorded right-of-use assets of $3.3 million and lease liabilities for $3.5 million primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The office lease agreements require monthly rent payments and expire in December 2025 and August 2022, respectively. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost for the three and nine months ended September 30, 2019 was $0.2 million and $0.4 million, respectively.

Future minimum lease payments under these operating leases are as follows as of September 30, 2019 (in thousands):

2019 (excluding the nine months ended September 30)	$144
2020	696
2021	796
2022	697
2023	537
Thereafter	1,067
Total lease payments	3,937
Less: imputed interest	(466)
Total operating lease liabilities	$3,471

Implementation Costs Incurred in Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU requires a customer in a cloud computing arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize as an asset. The ASU is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted, and may be applied retrospectively or as of the beginning of the period of adoption. The Trust adopted the guidance effective January 1, 2019. The adoption of the guidance did not have a significant impact on our consolidated financial statements.

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

4. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Property, plant and equipment:
Water service-related assets (1)	$88,625	$62,919
Furniture, fixtures and equipment	5,855	4,297
Other	598	598
Property, plant and equipment at cost	95,078	67,814
Less: accumulated depreciation	(8,006)	(3,012)
Property, plant and equipment, net	$87,072	$64,802

(1) Water service-related assets reflect assets related to water sourcing and water treatment projects.

Depreciation expense was $2.6 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $5.2 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively.

5. Real Estate Activity

As of September 30, 2019 and December 31, 2018, the Trust owned the following land and real estate (in thousands, except number of acres):

	September 30, 2019		December 31, 2018
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights)	855,476	$—	877,462	$—
Real estate acquired	46,386	84,902	24,715	10,492
Total real estate situated in 19 counties in Texas	901,862	$84,902	902,177	$10,492

No valuation allowance was necessary at September 30, 2019 and December 31, 2018.

Land Sales

For the nine months ended September 30, 2019, the Trust sold approximately 21,986 acres (13,180 acres in Loving County, 5,675 acres in Culberson County, 1,651 acres in Hudspeth County, 843 acres in Reeves County, 636 acres in Midland County and approximately 1 acre in Glasscock County) of land in Texas for an aggregate sales price of approximately $113.0 million, with an average of approximately $5,141 per acre.

For the nine months ended September 30, 2018, the Trust sold approximately 167 acres (80 acres in Culberson County, 40 acres in Loving County, 32 in Reeves County and 15 in El Paso County) of land in Texas for an aggregate sales price of approximately $4.3 million, with an average of approximately $25,734 per acre.

Land Acquisitions

For the nine months ended September 30, 2019, the Trust acquired approximately 21,671 acres (Culberson, Glasscock, Loving and Reeves Counties) of land in Texas for an aggregate purchase price of approximately $74.4 million, with an average of approximately $3,434 per acre.

For the nine months ended September 30, 2018, the Trust acquired approximately 2,884 acres (Mitchell and Upton Counties) of land in Texas for an aggregate purchase price of approximately $2.7 million, with an average of approximately $924 per acre.

6. Royalty Interests

As of September 30, 2019 and December 31, 2018, the Trust owned the following oil and gas royalty interests (in thousands, except number of interests):

	Net Book Value
	September 30, 2019	December 31, 2018
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	29,320	24,303
Total royalty interests	$29,320	$24,303

No valuation allowance was necessary at September 30, 2019 and December 31, 2018.

For the nine months ended September 30, 2019, the Trust acquired oil and gas royalty interests in approximately 1,247 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $4.7 million, an average price of approximately $3,800 per net royalty acre.

There were no oil and gas royalty interest transactions for the nine months ended September 30, 2018.

7. Income Taxes

Effective January 1, 2018, the statutory Federal income tax rate for the Trust decreased from 35% to 21%. The Trust’s effective Federal income tax rate is less than the 21% statutory rate because taxable income is reduced by statutory percentage depletion allowed on mineral royalty income.

The Trust structured the $100.0 million land sale consummated in January 2019 as a §1031 exchange for federal income tax purposes and recognized temporary tax basis differences related to acquisition of property, plant and equipment for the three and nine months ended September 30, 2019. As a result, the current federal income tax liability and expense were each reduced by approximately $20.1 million during the nine months ended September 30, 2019, while the deferred federal income tax liability and expense increased by the same amount.

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

Repurchases of Sub-shares

During the nine months ended September 30, 2019, we purchased and retired 6,258 Sub-shares. During the nine months ended September 30, 2018, we purchased and retired 39,768 Sub-shares.

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
The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment consist of revenue generated from direct sales of sourced and treated water as well as revenues from royalties on water service-related activity.

Segment financial results were as follows for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Land and resource management	$65,076	$47,513	$284,223	$142,642
Water services and operations	33,454	25,655	92,941	64,377
Total consolidated revenues	$98,530	$73,168	$377,164	$207,019

Net income:
Land and resource management	$43,911	$36,385	$204,222	$109,700
Water services and operations	16,111	14,377	45,384	37,356
Total consolidated net income	$60,022	$50,762	$249,606	$147,056

Capital expenditures:
Land and resource management	$29	$909	$1,445	$2,464
Water services and operations	4,949	7,533	26,134	37,542
Total capital expenditures	$4,978	$8,442	$27,579	$40,006

Depreciation and amortization:
Land and resource management	$257	$160	$695	$330
Water services and operations	2,374	546	4,591	1,189
Total depreciation and amortization	$2,631	$706	$5,286	$1,519

The following table presents total assets and property, plant and equipment, net by segment as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Assets:
Land and resource management	$398,120	$198,922
Water services and operations	123,874	86,153
Total consolidated assets	$521,994	$285,075

Property, plant and equipment, net:
Land and resource management	$4,470	$3,720
Water services and operations	82,602	61,082
Total consolidated property, plant and equipment, net	$87,072	$64,802

10. Oil and Gas Producing Activities

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. As of September 30, 2019, the Trust has identified 424 DUC wells subject to our royalty interest. Beginning in the third quarter of 2019, we implemented a new methodology to quantify the number of DUC wells. We changed the measurement period for determining a DUC well from waiting a minimum of 120 days to all wells awaiting completion. Additionally, we began using uniform drilling spacing units with pooled interests which yields a higher number of DUC wells at a lower net royalty interest. For comparative purposes, the table below presents the number of DUC wells by quarter for current and prior periods utilizing the new methodology discussed above:

Number of DUC wells
September 30, 2019	424
June 30, 2019	369
March 31, 2019	376
December 31, 2018	362
September 30, 2018	341
June 30, 2018	364
March 31, 2018	347
December 31, 2017	319

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

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas, production limits on prorated oil and gas wells authorized by the Railroad Commission of Texas, expected competition, the impacts thereof and other possible changes in composition of the Trustees, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”), and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, (ii) the factors discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the SEC, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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
Our revenues are derived primarily from oil and gas royalties, sales of water and land, easements and commercial leases. Due to the nature of our operations, our revenue is subject to substantial fluctuations from quarter to quarter and year to year. The demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for commercial uses prevalent in western Texas.
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
Our revenue from easements is primarily generated from pipelines transporting oil, gas and related hydrocarbons, power line and utility easements, and subsurface wellbore easements. Since the second quarter of 2016, our easements typically have a ten-year term. Commercial lease revenue is derived primarily from saltwater disposal royalties, processing, storage and compression facilities and roads.
In prior years, we entered into agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. Energy businesses use water for their oil and gas projects while non-energy businesses (i.e., water management service companies) operate water facilities to produce and sell water to energy businesses. We collect revenue from royalties under these legacy agreements.
Demand for water solutions is expected to grow as drilling and completion activity in the Permian Basin continues to increase. In response to that anticipated demand, the Trust formed Texas Pacific Water Resources LLC (“TPWR”) in June 2017. TPWR, a single member LLC and wholly owned subsidiary of the Trust, focuses on providing full-service water offerings to operators in the Permian Basin. These services include, but are not limited to, water sourcing, produced-water gathering/treatment, infrastructure development, disposal solutions, water tracking, analytics and well testing services.

During the nine months ended September 30, 2019, the Trust invested approximately $25.8 million in TPWR projects to develop water sourcing and water treatment assets.

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

For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018

Revenues. Revenues increased $25.3 million, or 34.7%, to $98.5 million for the three months ended September 30, 2019 compared to $73.2 million for the three months ended September 30, 2018. Net income increased $9.2 million, or 18.2%, to $60.0 million for the three months ended September 30, 2019 compared to $50.8 million for the three months ended September 30, 2018.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended September 30,
	2019		2018
Revenues:
Land and resource management:
Oil and gas royalties	$38,259	39%	$31,253	43%
Easements and other surface-related income	22,111	22%	14,591	20%
Land sales and other operating revenue	4,706	5%	1,669	2%
	65,076	66%	47,513	65%
Water services and operations:
Water sales and royalties	21,654	22%	18,178	25%
Easements and other surface-related income	11,800	12%	7,477	10%
	33,454	34%	25,655	35%
Total consolidated revenues	$98,530	100%	$73,168	100%

Net income:
Land and resource management	$43,911	73%	$36,385	72%
Water services and operations	16,111	27%	14,377	28%
Total consolidated net income	$60,022	100%	$50,762	100%

Land and Resource Management

Land and Resource Management segment revenues increased $17.6 million, or 37.0%, to $65.1 million for the three months ended September 30, 2019 as compared with $47.5 million for the comparable period of 2018.
Oil and gas royalties. Oil and gas royalty revenue was $38.3 million for the three months ended September 30, 2019 compared to $31.3 million for the three months ended September 30, 2018. Oil royalty revenue was $33.1 million for the three months ended September 30, 2019, an increase of 37.2% over the three months ended September 30, 2018 when oil royalty revenue was $24.1 million. This increase in oil royalty revenue is principally due to a 50.4% increase in crude oil production subject to the Trust’s royalty interest, partially offset by a 8.8% decrease in the average price per royalty barrel of crude oil received during the three months ended September 30, 2019 compared to the same period in 2018. Gas royalty revenue was $5.2 million for the three months ended September 30, 2019, a decrease of 27.6% over the three months ended September 30, 2018 when gas royalty revenue was $7.1 million. While gas production increased 125.9% in the three months ended September 30, 2019 compared to September 30, 2018, the 64.6% decrease in prices received for gas production over the same time period had a more significant impact on gas royalty revenue.
Easements and other surface-related income. Easements and other surface-related income was $22.1 million for the three months ended September 30, 2019, an increase of 51.5% compared to $14.6 million for the three months ended September 30, 2018. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales, and seismic and temporary permits. The increase in easements and other surface-related income is principally related to a 39.6% increase in pipeline easement income to $12.8 million for the three months ended September 30, 2019 from $9.1 million for the three months ended September 30, 2018. Additionally, commercial lease revenue was $3.0 million for the three months ended September 30, 2019, more than double the $1.2 million for the three months ended September 30, 2018. Easements and other surface-related income is unpredictable and may vary significantly from period to period.
Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. For the three months ended September 30, 2019, we sold approximately 77 acres of land for total consideration of $4.6 million, or approximately $59,960 per acre. Land sales revenue was $1.5 million for the three months ended September 30, 2018, when the Trust sold approximately 47 acres of land for an average price of approximately $32,953 per acre.
Net income. Net income for the Land and Resource Management segment was $43.9 million for the three months ended September 30, 2019 compared to $36.4 million for the three months ended September 30, 2018. As discussed above, revenues for the Land and Resource Management segment increased $17.6 million for the three months ended September 30, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Land and Resource Management segment were $21.2 million and $11.1 million for the three months ended September 30, 2019 and 2018, respectively. The increase in expenses was principally related to approximately $4.9 million of legal and professional fees as discussed further below under “Other Financial Data — Consolidated.” No such expenses were incurred for the three months ended September 30, 2018. The remaining increase was principally related to salaries and related employee expenses as discussed further below under “Other Financial Data — Consolidated.”
Water Services and Operations
Water Services and Operations segment revenues increased 30.4% to $33.5 million for the three months ended September 30, 2019 as compared with $25.7 million for the comparable period of 2018.
Water sales and royalties. Water sales and royalties revenue was $21.7 million for the three months ended September 30, 2019, an increase of $3.5 million, or 19.1%, compared with the three months ended September 30, 2018 when water sales and royalty revenue was $18.2 million. This increase was principally due to a 34.0% sales increase in the number of barrels of sourced and treated water sold in the three months ended September 30, 2019 as compared to the same period in 2018.
Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the three months ended September 30, 2019, the combined income from these revenue streams was $11.8 million, an increase of 57.8%, as compared to $7.5 million for the three months ended September 30, 2018. Pipeline easement royalties increased $4.0 million to $6.5 million for the three months ended September 30, 2019 from $2.5 million for the three months ended September 30, 2018.

Net income. Net income for the Water Services and Operations segment was $16.1 million for the three months ended September 30, 2019 compared to $14.4 million for the three months ended September 30, 2018. As discussed above, revenues for the Water Services and Operations segment increased 30.4% for the three months ended September 30, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Water Services and Operations segment were $17.4 million for the three months ended September 30, 2019 as compared to $11.3 million for the three months ended September 30, 2018. The increase in expenses is principally related to the $1.8 million increase in depreciation and amortization expense for the three months ended September 30, 2019 compared to the same period of 2018. Additionally, water service operating expenses, primarily fuel and repairs and maintenance related to increased sourcing and transfer of water, increased $1.4 million for the three months ended September 30, 2019 compared to the same period of 2018. The remaining increase was principally related to increased salaries and related employee expenses as discussed further below under “Other Financial Data — Consolidated.”
Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $8.5 million for the three months ended September 30, 2019 compared to $4.1 million for the comparable period of 2018. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from 58 employees as of September 30, 2018 to 89 as of September 30, 2019 and additional contract labor expenses for the three months ended September 30, 2019 compared to the same period of 2018.
Water service-related expenses. Water service-related expenses were $5.1 million for the three months ended September 30, 2019 compared to $3.7 million for the comparable period of 2018. This increase in expenses was principally the result of an increase in fuel and repairs and maintenance expenses to source and transfer water. The increase in expenses is directly related to the 34.0% sales increase in the number of barrels of sourced and treated water sold as previously discussed.
General and administrative expenses. General and administrative expenses increased $1.7 million to $2.9 million for the three months ended September 30, 2019 from $1.2 million for the same period of 2018. The increase in general and administrative expenses is principally related to increased expenses associated with our independent contractor service providers, computer-related software and services, and additional liability insurance.
Legal and professional fees. Legal and professional fees were $5.6 million for the three months ended September 30, 2019 compared to $0.6 million for the comparable period of 2018. The increase in legal and professional fees for the three months ended September 30, 2019 compared to 2018 is principally due to approximately $4.9 million of legal and professional fees related to the proxy contest to elect a new Trustee, the entry into and payments made under the settlement agreement dated July 30, 2019 and the conversion exploration committee as disclosed in the Trust's Current Report on Form 8-K filed with the SEC on July 30, 2019. We anticipate receiving a partial reimbursement of these legal and professional fees under coverage provided by our director and officer insurance policy. The amount of the reimbursement has not yet been determined.

Depreciation and amortization. Depreciation and amortization was $2.6 million for the three months ended September 30, 2019 compared to $0.7 million for the three months ended September 30, 2018. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2019 and the latter half of 2018, and to a lesser extent, additional depreciation expense related to the change in estimated useful lives of certain water service-related assets as discussed in Note 2, “Summary of Significant Accounting Policies — Change in Accounting Estimate.”

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

Revenues. Revenues increased $170.2 million, or 82.2%, to $377.2 million for the nine months ended September 30, 2019 compared to $207.0 million for the nine months ended September 30, 2018. Net income increased $102.5 million, or 69.7%, to $249.6 million for the nine months ended September 30, 2019 compared to $147.1 million for the nine months ended September 30, 2018.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Nine Months Ended September 30,
	2019		2018
Revenues:
Land and resource management:
Oil and gas royalties	$111,113	29%	$88,078	43%
Easements and other surface-related income	59,761	16%	49,896	24%
Land sales and other operating revenue	113,349	30%	4,668	2%
	284,223	75%	142,642	69%
Water services and operations:
Water sales and royalties	65,067	17%	47,428	23%
Easements and other surface-related income	27,874	8%	16,949	8%
	92,941	25%	64,377	31%
Total consolidated revenues	$377,164	100%	$207,019	100%

Net income:
Land and resource management	$204,222	82%	$109,700	75%
Water services and operations	45,384	18%	37,356	25%
Total consolidated net income	$249,606	100%	$147,056	100%

Land and Resource Management

Land and Resource Management segment revenues increased $141.6 million, or 99.3%, to $284.2 million for the nine months ended September 30, 2019 as compared with $142.6 million for the comparable period of 2018.
Oil and gas royalties. Oil and gas royalty revenue was $111.1 million for the nine months ended September 30, 2019 compared to $88.1 million for the nine months ended September 30, 2018. Oil royalty revenue was $92.6 million for the nine months ended September 30, 2019, an increase of 34.2% over the nine months ended September 30, 2018 when oil royalty revenue was $69.0 million. This increase in oil royalty revenue is principally due to a 49.4% increase in crude oil production subject to the Trust’s royalty interest, partially offset by a 9.8% decrease in the average price per royalty barrel of crude oil received during the nine months ended September 30, 2019 compared to the same period in 2018. Gas royalty revenue was $18.5 million for the nine months ended September 30, 2019, a decrease of 3.0%, over the nine months ended September 30, 2018 when gas royalty revenue was $19.1 million. While gas production increased 122.3% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, the 52.6% decrease in prices received for gas production over the same time period had a more significant impact on gas royalty revenue.
Easements and other surface-related income. Easements and other surface-related income was $59.8 million for the nine months ended September 30, 2019, an increase of 19.8% compared to $49.9 million for the nine months ended September 30, 2018. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales, and seismic and temporary permits. The increase in easements and other surface-related income is principally related to the increase in pipeline easement income which increased 16.1% to $39.2 million for the nine months ended September 30, 2019 from $33.8 million for the nine months ended September 30, 2018. Additionally, commercial lease revenue was $5.8 million for the nine months ended September 30, 2019, more than double the $2.1 million for the nine months ended September 30, 2018. Easements and other surface-related income is unpredictable and may vary significantly from period to period.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. For the nine months ended September 30, 2019, we sold approximately 21,986 acres of land for total consideration of $113.0 million, or approximately $5,141 per acre. For the nine months ended September 30, 2018, we sold approximately 167 acres of land for total consideration of $4.3 million, or approximately $25,734 per acre.
Net income. Net income for the Land and Resource Management segment was $204.2 million for the nine months ended September 30, 2019 compared to $109.7 million for the nine months ended September 30, 2018. As discussed above, revenues for the Land and Resource Management segment increased $141.6 million for the nine months ended September 30, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Land and Resource Management segment were $80.0 million and $32.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in expenses was principally related to increased income tax expense associated with 2019 land sales totaling $113.0 million. Total consolidated income tax expense of $63.6 million for the nine months ended September 30, 2019 includes $20.1 million which is eligible for deferral as a result of our classification of a land sale in January 2019 as a §1031 tax exchange and recognized temporary tax basis differences related to acquisitions of property, plant and equipment. The remaining increase was principally related to increased legal and professional fees, salaries and related employee expenses and general and administrative expenses as discussed further below under “Other Financial Data — Consolidated.”
Water Services and Operations
Water Services and Operations segment revenues increased $28.5 million, or 44.4%, to $92.9 million for the nine months ended September 30, 2019 as compared with $64.4 million for the comparable period of 2018.
Water sales and royalties. Water sales and royalties revenue was $65.1 million for the nine months ended September 30, 2019, an increase of $17.7 million, or 37.2%, compared with the nine months ended September 30, 2018 when water sales and royalty revenue was $47.4 million. This increase was principally due to a 41.8% sales increase in the number of barrels of sourced and treated water sold in the nine months ended September 30, 2019 as compared to the same period in 2018.
Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the nine months ended September 30, 2019, the combined income from these revenue streams was $27.9 million as compared to $16.9 million for the nine months ended September 30, 2018, an increase of 64.5%. This increase was principally related to pipeline easement royalties which increased $11.1 million to $14.4 million for the nine months ended September 30, 2019 from $3.3 million for the nine months ended September 30, 2018.
Net income. Net income for the Water Services and Operations segment was $45.4 million for the nine months ended September 30, 2019 compared to $37.4 million for the nine months ended September 30, 2018. As discussed above, revenues for the Water Services and Operations segment increased $28.5 million for the nine months ended September 30, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Water Services and Operations segment were $47.5 million for the nine months ended September 30, 2019 as compared to $27.0 million for the nine months ended September 30, 2018. The increase in expenses during 2019 is principally related to increased water service-related operating expenses, principally fuel, repairs and maintenance and equipment rental related to sourcing and transfer of water. The remaining increase was principally related to increased salaries and related employee expenses as discussed further below under “Other Financial Data — Consolidated.”
Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $22.7 million for the nine months ended September 30, 2019 compared to $10.4 million for the comparable period of 2018. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from 58 employees as of September 30, 2018 to 89 as of September 30, 2019 and additional contract labor expenses for the nine months ended September 30, 2019 compared to the same period of 2018.
Water service-related expenses. Water service-related expenses were $15.4 million for the nine months ended September 30, 2019 compared to $7.6 million for the comparable period of 2018. This increase in expenses was principally related to an increase in fuel, repairs and maintenance and equipment rental to source and transfer water. The increase in expenses is directly related to the 41.8% sales increase in the number of barrels of sourced and treated water sold as previously discussed.

General and administrative expenses. General and administrative expenses increased $4.2 million to $7.1 million for the nine months ended September 30, 2019 from $2.9 million for the same period of 2018. The increase in general and administrative expenses is primarily due to increased expenses associated with our independent contractor service providers, computer-related software and services, and a contribution of $0.3 million to the Texas Parks and Wildlife Foundation to benefit the Balmorhea State Park in West Texas during the nine months ended September 30, 2019.
Legal and professional fees. Legal and professional fees were $15.2 million for the nine months ended September 30, 2019 compared to $1.6 million for the comparable period of 2018. The increase in legal and professional fees for the nine months ended September 30, 2019 compared to 2018 is principally due to approximately $12.2 million of legal and professional fees related to the proxy contest to elect a new Trustee, the entry into and payments made under the settlement agreement dated July 30, 2019 and the conversion exploration committee as disclosed in the Trust's Current Report on Form 8-K filed with the SEC on July 30, 2019. We anticipate receiving a partial reimbursement of these legal and professional fees under coverage provided by our director and officer insurance policy. The amount of the reimbursement has not yet been determined.
Depreciation and amortization. Depreciation and amortization was $5.3 million for the nine months ended September 30, 2019 compared to $1.5 million for the nine months ended September 30, 2018. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2019 and the latter half of 2018 and to a lesser extent, additional depreciation expense related to the change in estimated useful lives of certain water service-related assets as discussed in Note 2, “Summary of Significant Accounting Policies — Change in Accounting Estimate.”

Cash Flow Analysis
For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018
Cash flows provided by operating activities for the nine months ended September 30, 2019 and 2018 were $284.2 million and $130.8 million, respectively. This increase in operating cash flows is principally due to increases in proceeds from land sales, oil and gas royalties, easements and other surface-related payments and water sales and royalties during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Cash flows used in investing activities were $106.9 million compared to $42.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increased use of investing cash flows is principally due to our acquisition of approximately 21,671 acres of land in Culberson, Glasscock, Loving and Reeves Counties, Texas for approximately $74.4 million during the nine months ended September 30, 2019. This increase was partially offset by a $12.4 million reduction in capital expenditures during the nine months ended September 30, 2019 as compared to the same period of 2018.
Cash flows used in financing activities were $50.9 million compared to $57.2 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Trust paid total dividends of $46.5 million consisting of a regular cash dividend of $1.75 per Sub-share Certificate (“Sub-share”) and a special dividend of $4.25 per Sub-share to each sub-shareholder of record at the close of business on March 8, 2019. During the nine months ended September 30, 2018, the Trust paid total dividends of $31.7 million consisting of a regular cash dividend of $1.05 per Sub-share and a special dividend of $3.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2018.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are its revenues from oil and gas royalties, easements and other surface-related income, and water and land sales.
Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment, working capital and general corporate needs. As of September 30, 2019, we had cash and cash equivalents of $249.9 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase additional Sub-shares subject to market conditions, and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Item 1A. Risk Factors

The following risk factor supplements the risk factors contained in Part I, Item 1A. “Risk Factors” set forth in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.

Any governance or structural changes to the Trust could adversely affect the trading price and/or form of our Certificates of Proprietary Interest and Sub-shares.
Our Trustees formed a conversion exploration committee (the "Committee") in June 2019 to evaluate, from a corporate, corporate governance, tax, accounting and business perspective, whether the Trust should be converted into a C-corporation or, in the alternative, whether the Trust should remain a business trust (with potential amendments to the Trust’s Declaration of Trust). The Committee has been tasked with making a non-binding recommendation to the Trustees regarding this matter. We cannot predict whether, or when, any structural or governance change may be made that would affect the securities held by our sub-shareholders, our governance and/or our Declaration of Trust and how our sub-shareholders and investors may view any structural or governance change, if any. There can be no assurance of the terms of such changes or their effect on our securities or trading price. The trading price of our securities may be adversely affected by any decision of the Trustees to convert the Trust to a C-corporation or to remain as a trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Trust did not repurchase any Sub-shares during the three months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from the Trust’s Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.
104	The cover page from the Trust’s Quarterly Report on Form 10-Q formatted in iXBRL.

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date:	November 7, 2019	By:	/s/ Tyler Glover
Tyler Glover, General Agent and
Chief Executive Officer

Date:	November 7, 2019	By:	/s/ Robert J. Packer
Robert J. Packer, General Agent and
Chief Financial Officer