Form 10-K
period 2019-12-31
TEXAS PACIFIC LAND TRUST
filed 2020-02-27
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 1-737

Exact name of registrant as specified in its charter:
Texas Pacific Land Trust

State or other jurisdiction of incorporation or organization:
NOT APPLICABLE

IRS Employer Identification No.:
75-0279735

Address of principal executive offices:
1700 Pacific Avenue, Suite 2900
Dallas, Texas 75201

Registrant’s telephone number, including area code:
(214) 969-5530

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Sub-share Certificates of Proprietary Interest (par value $.03-1/3 per share)	TPL	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $6,115,800,000. As of January 31, 2020, there were 7,756,156 Sub-share Certificates of Proprietary Interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
 None

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

Our surface and royalty ownership allow steady revenue generation through the entire value chain of oil and gas development. While we are not an oil and gas producer, we benefit from various revenue sources throughout the life cycle of a well. During the initial development phase where infrastructure for oil and gas development is constructed, we receive fixed fee payments for use of our land and revenue for sales of materials (caliche) used in the construction of the infrastructure. During the drilling and completion phase, we generate revenue for providing sourced water and/or treated produced water in addition to fixed fee payments for use of our land. During the production phase, we receive revenue from our oil and gas royalty interests and also revenues related to saltwater disposal on our land. In addition, we generate revenue from a variety of land uses including midstream infrastructure projects and processing facilities as hydrocarbons are processed and transported to market.

Conversion Exploration Committee

On July 30, 2019, the Trust and Trustees John R. Norris III and David E. Barry entered into a settlement agreement (the “Settlement Agreement”) with Horizon Kinetics LLC, Horizon Kinetics Asset Management LLC, Murray Stahl,
SoftVest, L.P., SoftVest Advisors, LLC, Eric L. Oliver, ART-FGT Family Partners Limited, Tessler Family Limited Partnership and Allan R. Tessler (the “Investor Group”) with respect to the previous proxy contest mounted by the Investor Group and the then pending litigation between the parties. Pursuant to the Settlement Agreement, the parties agreed, among other things, (i) to dismiss the pending litigation captioned Case 3:19-cv-01224-B Texas Pacific Land Trust et al v. Oliver in the U.S. District Court for the Northern District of Texas in Dallas, (ii) that the third Trustee position would remain vacant at least until the end of the Restricted Period (as defined in the Settlement Agreement), (iii) to add three new members, including Mr. Stahl and Mr. Oliver, to the Conversion Exploration Committee (the “Committee”), which was formed in June, 2019 to evaluate the conversion of the Trust into a C-corporation (the “Conversion”), (iv) the Committee would continue to be governed by its charter dated June 23, 2019, as amended and restated on July 30, 2019, and would complete its work by December 31, 2019, unless the Committee otherwise determined, (v) if the Committee recommends a plan of Conversion and proposes the approval of the Trust’s sub-shareholders, the Investor Group would be required to (1) vote all of the Sub-share Certificates of Proprietary Interest (“Sub-shares”) beneficially owned by it in favor of such Conversion at a special meeting called therefor by the Trustees, and (2) privately and publicly support such Conversion through a press release as an exempt solicitation, (vi) if the Trustees decide, within 30 days of recommendation (the “Decision Period”) to implement such plan of Conversion in the form recommended by the Committee in all material respects, (1) the Investor Group would be prohibited from challenging such Conversion in court or otherwise prior to the end of the Restricted Period, and (2) the parties would grant mutual general releases in one another’s favor upon completion of such Conversion, and (vii) to abide by other customary terms of settlement.

The Committee met on a regular basis throughout the remainder of 2019 and into January 2020 to consult with the Trust's advisors regarding steps to effectuate the Trust's conversion or reorganization to a corporate structure.

On January 22, 2020, the Committee announced that, following a deliberation process initiated in June 2019, the Committee recommended to the Trustees that the Trust convert from a trust into a Delaware C-corporation. The Committee analyzed reasons for and alternatives to conversion with support from a team of advisors to the Trust, including financial advisor Credit Suisse and outside legal counsel. The Committee’s deliberations focused particularly on tax, corporate, corporate governance, accounting and business implications of the proposed conversion.

On February 20, 2020, the Trust and the Investor Group entered into the First Amendment to Settlement Agreement (the “Settlement Agreement Amendment”). The Settlement Agreement Amendment provides that the Decision Period will extend through March 6, 2020.

The decision of whether to convert the Trust into a C-corporation is subject to the determination of the Trustees. The Committee recommended that, if the Trustees elect to authorize the conversion, the conversion should follow a process intended to ensure a smooth transition that would be tax-free to shareholders. As proposed, the Trust would transfer all its assets, including cash, land, Texas Pacific Water Resources (“TPWR”), and other assets, to a wholly-owned limited liability company subsidiary of the Trust (“TPL Holdco”). The Trust would then contribute all of the equity in TPL Holdco, holding all of the Trust’s assets, to a newly-created corporation (“TPL Corporation”). Shareholders of the Trust would receive an amount of shares in TPL Corporation proportional to their ownership of shares in the Trust. When this process as recommended is completed, shares of the Trust would be cancelled. Shareholders of the Trust would not need to take any action to receive the new shares in TPL Corporation.

The process recommended by the Committee would require filings with the SEC and approval of the listing of the new shares by the New York Stock Exchange (the “NYSE”).

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

Land and Resource Management

Our Land and Resource Management segment encompasses the business of managing the approximately 900,000 acres of land and related resources in West Texas owned by the Trust. The revenue streams of this segment principally consist of royalties from oil and gas, revenues from easements and commercial leases, and land and material sales.

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

Our revenue from easements is generated from easement contracts covering activities such as oil and gas pipelines and subsurface wellbore easements. The majority of our easements have a thirty-plus year term but subsequently renew every ten years with an additional payment. We also enter into agreements with operators and mid-stream companies to lease land from us, primarily for facilities and roads.

The demand for, and sale price of, particular tracts of land is influenced by many factors beyond our control, including general economic conditions, the rate of development in nearby areas and the suitability of the particular tract for commercial uses prevalent in western Texas.

Operations

Revenues from the Land and Resource Management segment for the last three years were as follows (amounts presented in millions):

	Years Ended December 31,
	2019		2018		2017
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Oil and gas royalties (1)	$154.7	31%	$123.8	41%	$58.4	38%
Easements and other surface-related income	73.1	15%	63.9	21%	64.2	42%
Sale of oil and gas royalty interests	—	—%	18.9	6%	—	—%
Land sales and other operating revenue	135.5	28%	4.9	2%	0.7	—%
Total Revenue - Land and Resource Management segment	$363.3	74%	$211.5	70%	$123.3	80%

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

Land Activity

For the year ended December 31, 2019, we sold approximately 21,986 acres for an aggregate sales price of approximately $113.0 million, an average price of approximately $5,141 per acre. Land sales for 2019 include a $100 million land sale for approximately 14,000 surface acres in Loving and Reeves Counties. The sale excluded any mineral or royalty interest in the lands conveyed. Additionally, the Trust conveyed approximately 5,620 acres of land in exchange for approximately 5,545 acres of land, all in Culberson County. As we had no cost basis in the land conveyed, we recognized land sales revenue of $22.0 million for the year ended December 31, 2019.

For the year ended December 31, 2019, the Trust acquired approximately 21,671 acres (Culberson, Glasscock, Loving and Reeves Counties) of land in Texas for an aggregate purchase price of approximately $74.4 million, an average of approximately $3,434 per acre (excludes land acquired through the land exchange as previously discussed).

Competition

Our Land and Resource Management segment does not have peers, as such, in that it sells, leases and generally manages land owned by the Trust and, to that extent, any owner of property located in areas comparable to the Trust is a potential competitor.

Water Services and Operations

Our Water Services and Operations segment encompasses the business of providing full-service water offerings to operators in the Permian Basin through our wholly owned subsidiary, TPWR, a single member LLC. Our significant surface ownership in West Texas provides TPWR with a unique opportunity to provide multiple full-service water offerings to operators.

These full-service water offerings include, but are not limited to, water sourcing, produced-water gathering/treatment, infrastructure development, disposal solutions, water tracking, analytics and well testing services. TPWR is committed to sustainable water development with significant focus on the large-scale implementation of recycled water operations.

Currently, the revenue streams of this segment principally consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties. Prior to the formation of TPWR, we entered into agreements with energy companies and oilfield service businesses to allow such companies to explore for water, drill water wells, construct water-related infrastructure and purchase water sourced from land that we own. Energy businesses use water for their oil and gas projects while service businesses (i.e., water management service companies) operate water facilities to produce and sell water to energy businesses. While we continue to collect water royalties under these legacy agreements, the overall contribution to revenue from these legacy agreements has declined in the recent years and is expected to continue to decline in the future.

Operations

Revenues from our Water Services and Operations segment for the last three years were as follows (amounts presented in millions):

	Years Ended December 31,
	2019		2018		2017
	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue	Segment Revenue	% of Total Consolidated Revenue
Water sales and royalties	$85.0	17%	$63.9	21%	$25.5	16%
Easements and other surface-related income	42.2	9%	24.8	9%	5.8	4%
Total Revenue – Water Services and Operations segment	$127.2	26%	$88.7	30%	$31.3	20%

Our first sales from internally developed projects were made during the fourth quarter of 2017. The number of barrels of sourced and treated water sold during the year ended December 31, 2019 increased 44.0% over the same period in 2018.

During the year ended December 31, 2019, the Trust invested approximately $30.2 million in TPWR projects to develop and enhance water sourcing and water treatment assets with $21.0 million of this occurring during the first six months of 2019.

Competition

While there is competition in the water service business in West Texas, we believe our position as a significant landowner of approximately 900,000 acres in West Texas gives us a unique advantage over our competitors who must negotiate with existing landowners to source water and then for the right of way to deliver the water to the end user.

Major Customers

During 2019, we received $112.7 million, or approximately 23% of our total revenues (prior to deferrals), which included $100.0 million of land sales and $11.3 million of oil and gas royalties from WPX Energy Permian, LLC and $67.8 million, or approximately 14% of our total revenues (prior to deferrals), which included $33.7 million of oil and gas royalties, $24.5 million of easements and other surface-related income (prior to deferrals) and $9.6 million of water sales and royalties from Anadarko E&P Onshore, LLC.

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

Employees

As of December 31, 2019, Texas Pacific had 94 full-time employees.

Available Information

The Trust makes available, free of charge, on or through its website copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Such reports are available there at http://www.sec.gov and on our website at www.TPLTrust.com. The information contained on our website is not part of this Report.

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

We have encountered and may continue to encounter the challenges, uncertainties and difficulties frequently experienced in new and rapidly evolving markets with respect to the business of TPWR, including:

•limited operating experience;
•start-up costs for a new line of business;
•lack of sufficient customers or loss of significant customers for the new line of business; and
•difficulties in managing potentially rapid growth.

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

The Trust is not an oil and gas producer. Its oil and gas income is derived primarily from perpetual non-participating oil and gas royalty interests which it has retained. As oil and gas wells age, the costs of production may increase and their capacity may decline absent additional investment. However, the owners and operators of the oil and gas wells make all decisions as to investments in, and production from, those wells and the Trust’s royalties are dependent upon decisions made by those operators, among other factors. The Railroad Commission of the State of Texas sets authorized production levels for pro-rated wells by regulation. In the past, the Trust’s income from oil and gas royalties has been limited by the production levels authorized by the Railroad Commission and we cannot assure you that they may not be so limited in the future. Accordingly, a significant portion of our revenues is reliant on the management of third parties, over whom we have no control. There can be no assurance that such third parties will take actions or make decisions that will be beneficial to the Trust, which could result in adverse effects on our financial results and performance.

Our revenues from the sale of land are subject to substantial fluctuation. Land sales are subject to many factors that are beyond our control.

Land sales vary widely from year to year and quarter to quarter. The total dollar amount, the average price per acre, and the number of acres sold in any one year or quarter should not be assumed to be indicative of future land sales. The demand for, and the sale price of, any particular tract of the Trust’s land is influenced by many factors, including the national and local economies, rate of oil and gas well development by operators, the rate of residential and commercial development in nearby areas, livestock carrying capacity and the condition of the local agricultural industry, which itself is influenced by range conditions and prices for livestock and agricultural products. The Trust’s ability to sell land is, therefore, largely dependent on the actions of adjoining landowners.

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

Revenues from oil and gas royalties may fluctuate from quarter to quarter based upon market prices for oil and gas and production decisions made by the operators. Our other revenue streams, which include, but are not limited to, water sales and royalties, easements and other surface-related income and sales of land, may also fluctuate from quarter to quarter. As a result, the results of our operations for any particular quarter are not necessarily indicative of the results of operations for a full year.

Any governance or structural changes to the Trust could adversely affect the trading price and/or form of our Certificates of Proprietary Interest and Sub-shares.

Our Trustees formed a conversion exploration committee (the “Committee”) in June 2019 to evaluate, from a corporate, corporate governance, tax, accounting and business perspective, whether the Trust should be converted into a C-corporation or, in the alternative, whether the Trust should remain a business trust (with potential amendments to the Trust’s
Declaration of Trust). The Committee has made a non-binding recommendation to the Trustees that the Trust be converted into a Delaware C-corporation, and that such conversion be done in a certain way. There can be no assurance when any structural or governance change, if any, would be made that would affect the securities held by our sub-shareholders, our governance or our Declaration of Trust and how our sub-shareholders and investors may view any such structural or governance change. There can be no assurance of the terms of such changes, if any, or their effect on our securities or their trading price. The trading price of our securities may be adversely affected by any decision of the Trustees to convert the Trust to a C-corporation or to remain as a trust.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

As of December 31, 2019, Texas Pacific owned the surface estate in approximately 901,787 acres of land, comprised of numerous separate tracts, located in 19 counties in the western part of Texas. There were no material liens or encumbrances on the Trust’s title to the surface estate in those tracts. Additionally, the Trust also owns a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 84,934 acres of land and a 1/16th NPRI under approximately 370,737 acres of land in the western part of Texas. The following table shows our surface ownership and NPRI ownership by county as of December 31, 2019:

	Number of Acres
County	Surface	1/128th Royalty	1/16th Royalty
Callahan	—	—	80
Coke	—	—	1,183
Concho	3,401	—	—
Crane	3,622	265	5,198
Culberson	301,079	—	111,513
Ector	19,888	33,633	11,793
El Paso	16,613	—	—
Fisher	—	—	320
Glasscock	27,245	3,600	11,111
Howard	4,788	3,099	1,840
Hudspeth	162,119	—	1,008
Jeff Davis	13,117	—	7,555
Loving	63,677	6,107	48,066
Midland	28,372	12,945	13,120
Mitchell	3,842	1,760	586
Nolan	1,600	2,488	3,157
Palo Pinto	—	—	800
Pecos	43,407	320	16,895
Presidio	—	—	3,200
Reagan	—	6,162	1,274
Reeves	188,650	3,013	116,691
Stephens	—	2,817	160
Sterling	5,212	640	2,080
Taylor	690	—	966
Upton	6,661	6,903	9,101
Winkler	7,804	1,182	3,040
Total	901,787	84,934	370,737

As of December 31, 2019, the Trust owned additional royalty interests in the following counties:

County	Number of Net Royalty Acres(1)
Glasscock	1,059
Howard	770
Martin	489
Midland	450
Reagan	115
Upton	191
Total	3,074

 (1) Normalized to 1/8th.

The Trust leases office space in Dallas, Texas for its corporate headquarters and office space in Midland, Texas for TPWR.

Item 3. Legal Proceedings.

Texas Pacific is not involved in any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

The Sub-shares are traded on the NYSE under the symbol “TPL”. The range of reported sale prices for Sub-shares on the NYSE for each quarterly period during the past two fiscal years was as follows:

	Years Ended December 31,
	2019		2018
	High	Low	High	Low
1st Quarter	$798.98	$524.90	$569.99	$446.01
2nd Quarter	$915.66	$707.72	$739.89	$496.15
3rd Quarter	$818.09	$619.90	$874.00	$692.06
4th Quarter	$804.70	$565.10	$877.97	$409.00

Certificates of Proprietary Interest and Sub-shares are interchangeable in the ratio of one Certificate for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest. Texas Pacific has paid a cash dividend each year for the preceding 63 years. The cash dividend was $1.75 per Sub-share in 2019 and $1.05 per Sub-share in 2018 and was paid during the first quarter of each year. Texas Pacific is not a party to any agreement that would limit its ability to pay dividends in the future, although any future dividends are subject to the discretion of the Board of Trustees and will depend upon the Trust’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Trustees. The Board of Trustees declared special dividends of $4.25 per Sub-share in 2019 and $3.00 per Sub-share in 2018.

At their February 2020 meeting, the Trustees declared a cash dividend of $10.00 per Sub-share, payable March 16, 2020 to sub-shareholders of record at the close of business on March 9, 2020. This is the 17th consecutive year that the regular dividend has increased. Additionally, the Trustees declared a special dividend of $6.00 per Sub-share, payable March 16, 2020 to sub-shareholders of record at the close of business on March 9, 2020.

The approximate numbers of holders of Certificates of Proprietary Interest and Sub-shares, respectively, as of January 31, 2020, were as follows:

Certificates of Proprietary Interest	—
Sub-shares	235
TOTAL	235

The Trust has not incorporated equity-related compensation elements in its compensation programs. During the year ended December 31, 2019, the Trust did not issue or sell any equity securities.

Issuer Purchases of Sub-shares

The Trust did not repurchase any Sub-shares during the fourth quarter of 2019.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
Revenues	$490,496	$300,220	$154,634	$66,109	$78,090
Income before income taxes	$402,255	$261,750	$145,061	$62,896	$75,283
Net income	$318,728	$209,736	$97,231	$42,275	$50,039
Net income per Sub-share	$41.09	$26.93	$12.38	$5.29	$6.10
Dividends per Sub-share (1)	$6.00	$4.05	$1.35	$0.31	$0.29
Average number of Sub-shares outstanding	7,756,437	7,787,407	7,854,705	7,989,030	8,197,632

	As of December 31,
	2019	2018	2017	2016	2015
Total assets, exclusive of property with no assigned value	$598,176	$285,075	$120,035	$59,403	$50,436

(1)Dividends per Sub-share include special dividends of $4.25, $3.00 and $1.00 per Sub-share for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Overview

The Trust was organized in 1888 and holds title to extensive tracts of land in numerous counties in West Texas which were previously the property of the Texas and Pacific Railway Company. We continue to manage those lands for the benefit of the holders of Certificates of Proprietary Interest in the Trust (and/or Sub-shares).

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

We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our oil and gas royalty interests. Thus, in addition to being subject to fluctuations in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells. We monitor reports from the operators, the Texas Railroad Commission, and other private data providers to assure that we are being paid the appropriate royalties.

Our revenue from easements is primarily generated from pipelines transporting oil, gas and related hydrocarbons, power line and utility easements, and subsurface wellbore easements. The majority of our easements have a thirty-plus year term but subsequently renew every ten years with an additional payment. Commercial lease revenue is derived primarily from saltwater disposal royalties, processing, storage and compression facilities and roads.

TPWR focuses on providing full-service water offerings to operators in the Permian Basin. These services include, but are not limited to, water sourcing, produced-water gathering/treatment, infrastructure development, disposal solutions, water tracking, analytics and well testing services. TPWR's revenue streams principally consist of revenue generated from sales of sourced and treated water as well as revenues from produced water royalties.

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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues. Revenues increased $190.3 million, or 63.4% to $490.5 million for the year ended December 31, 2019 compared to $300.2 million for the year ended December 31, 2018. Net income increased $109.0 million, or 52.0%, to $318.7 million for the year ended December 31, 2019 compared to $209.7 million for the year ended December 31, 2018.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Years Ended December 31,
	2019		2018
Revenues:
Land and resource management:
Oil and gas royalties	$154,729	31%	$123,834	41%
Easements and other surface-related income	73,143	15%	63,908	21%
Sale of oil and gas royalty interests	—	—%	18,875	6%
Land sales and other operating revenue	135,456	28%	4,859	2%
Total Land and resource management	363,328	74%	211,476	70%

Water services and operations:
Water sales and royalties	84,949	17%	63,913	21%
Easements and other surface-related income	42,219	9%	24,831	9%
Total Water service and operations	127,168	26%	88,744	30%
Total consolidated revenues	$490,496	100%	$300,220	100%

Net income:
Land and resource management	$258,366	81%	$159,611	76%
Water services and operations	60,362	19%	50,125	24%
Total consolidated net income	$318,728	100%	$209,736	100%

Land and Resource Management

Land and Resource Management segment revenues increased $151.9 million, or 71.8%, to $363.3 million for the year ended December 31, 2019 as compared with revenues of $211.5 million for the comparable period of 2018.

Oil and gas royalties. Oil and gas royalty revenue was $154.7 million for the year ended December 31, 2019 compared to $123.8 million for the year ended December 31, 2018, an increase of 24.9%. Oil royalty revenue was $128.7 million for the year ended December 31, 2019 compared to $94.6 million for the comparable period of 2018. This increase in oil royalty revenue is principally due to the effect of a 48.3% increase in crude oil production subject to the Trust’s royalty interest partially offset by a 8.0% decrease in the average price per royalty barrel of crude oil received during the year ended December 31, 2019 compared to the same period in 2018. Gas royalty revenue was $26.0 million for the year ended December 31, 2019, a decrease of 10.9% over the year ended December 31, 2018 when gas royalty revenue was $29.2 million. This decrease in gas royalty revenue resulted from a 49.3% decrease in the average price received for the year ended December 31, 2019 as compared to the same period of 2018, partially offset by a volume increase of 89.3% over the same time period.

Easements and other surface-related income. Easements and other surface-related income was $73.1 million for the year ended December 31, 2019, an increase of 14.5% compared to $63.9 million for the year ended December 31, 2018. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales and seismic and temporary permits. The increase in easements and other surface-related income is principally related to increases of $4.6 million in pipeline easement income and $3.5 million in commercial lease revenue for the year ended December 31, 2019 compared to the same period of 2018. Easements and other surface-related income is unpredictable and may vary significantly from period to period.

Sale of oil and gas royalty interests. There were no sales of oil and gas royalty interests for the year ended December 31, 2019. Revenue from the sale of oil and gas royalty interests was $18.9 million for the year ended December 31, 2018, when the Trust sold nonparticipating perpetual royalty interests in approximately 812 net royalty acres for an average price of approximately $23,234 per net royalty acre.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. For the year ended December 31, 2019, we sold approximately 21,986 acres of land for total consideration of $113.0 million, or approximately $5,141 per acre. Additionally, the Trust conveyed approximately 5,620 acres of land in exchange for approximately 5,545 acres of land, all in Culberson County. As we had no cost basis in the land conveyed, we recognized land sales revenue of $22.0 million for the year ended December 31, 2019. For the year ended December 31, 2018, land sales generated $4.4 million of income for selling approximately 171 acres at an average price of $25,464 per acre.

Net income. Net income for the Land and Resource Management segment was $258.4 million for the year ended December 31, 2019 compared to $159.6 million for the year ended December 31, 2018. As discussed above, revenues for the Land and Resource Management segment increased $151.9 million for the year ended December 31, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Land and Resource Management segment were $105.0 million and $51.9 million for the years ended December 31, 2019 and 2018, respectively. The increase in expenses was principally related to increased income tax expense associated with the $130.7 million increase in land sales revenue, resulting in additional income tax expense of approximately $27.4 million for the year ended December 31, 2019 compared to the same period of 2018. Through §1031 exchanges, income tax expense of approximately $19.8 million was eligible for deferral for the year ended December 31, 2019. The remaining increase was principally related to increased legal and professional fees and salaries and related employee expenses. See further discussion of these expenses below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased $38.4 million, or 43.3%, to $127.2 million for the year ended December 31, 2019 as compared with revenues of $88.7 million for the comparable period of 2018.

Water sales and royalties. Water sales and royalty revenue was $85.0 million for the year ended December 31, 2019, an increase of 32.9% compared with the year ended December 31, 2018 when water sales and royalty revenue was $63.9 million. This increase was principally due to a 44.0% increase in the number of barrels of sourced and treated water sold during the year ended December 31, 2019 over the same period in 2018, partially offset by decreased water royalties.

Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the year ended December 31, 2019, the combined revenue from these revenue streams was $42.2 million as compared to $24.8 million for the year ended December 31, 2018. The increase in easements and other surface-related income was principally related to an increase of $21.5 million in produced water royalties for the year ended December 31, 2019 compared to the same period of 2018, partially offset by a $4.1 million decrease in temporary permit income over the same time period.

Net income. Net income for the Water Services and Operations segment was $60.4 million for the year ended December 31, 2019 compared to $50.1 million for the year ended December 31, 2018. As discussed above, revenues for the Water Services and Operations segment increased $38.4 million for the year ended December 31, 2019 compared to the same period of 2018. Expenses, including income tax expense, for the Water Services and Operations segment were $66.8 million for the year ended December 31, 2019 as compared to $38.6 million for the year ended December 31, 2018. The increase in expenses during 2019 is primarily related to increased water service-related operating expenses, principally fuel, repairs and maintenance and equipment rental related to sourcing and transfer of water. The remaining increase was principally related to increased salaries and related employee expenses as discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $35.0 million for the year ended December 31, 2019 compared to $18.4 million for the comparable period of 2018. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from 64 employees as of December 31, 2018 to 94 as of December 31, 2019 as well as additional contract labor expenses over the same time period.

Water service-related expenses. Water service-related expenses were $20.8 million for the year ended December 31, 2019 compared to $11.2 million for the same period of 2018. This increase in expenses was principally the result of an increase in fuel and repairs and maintenance expenses to source and transfer water and is directly related to the 44.0% sales increase in the number of barrels of sourced and treated water sold as previously discussed.

General and administrative expenses. General and administrative expenses increased $5.1 million to $9.8 million for the year ended December 31, 2019 from $4.7 million for the same period of 2018. The increase in general and administrative expenses is principally related to increased expenses associated with our independent contractor service providers, computer-related software and services, and additional liability insurance.

Legal and professional expenses. Legal and professional fees increased $13.9 million to $16.4 million for the year ended December 31, 2019 from $2.5 million for the comparable period of 2018. The increase in legal and professional fees for the year ended December 31, 2019 compared to 2018 is principally due to approximately $13.0 million of legal and professional fees related to the proxy contest to elect a new Trustee, the entry into and payments made under the settlement agreement dated July 30, 2019 and the conversion exploration committee as disclosed in the Trust's Current Report on Form 8-K filed with the SEC on July 30, 2019. We anticipate receiving a partial reimbursement of these legal and professional fees under coverage provided by our director and officer insurance policy. The amount of the reimbursement has not yet been determined.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $8.9 million for the year ended December 31, 2019 compared to $2.6 million for the year ended December 31, 2018. The increase in depreciation, depletion and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2019 and the latter half of 2018 and to a lesser extent, additional depreciation expense related to the change in estimated useful lives of certain water service-related assets as discussed in Note 2, “Summary of Significant Accounting Policies — Change in Accounting Estimate.”

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues. Revenues increased $145.6 million, or 94.1%, to $300.2 million for the year ended December 31, 2018 compared to $154.6 million for the year ended December 31, 2017. Net income increased $112.5 million, or 115.7% to $209.7 million for the year ended December 31, 2018 compared to $97.2 million for the year ended December 31, 2017.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Years Ended December 31,
	2018		2017
Revenues:
Land and resource management:
Oil and gas royalties	$123,834	41%	$58,418	38%
Easements and other surface-related income	63,908	21%	64,199	42%
Sale of oil and gas royalty interests	18,875	6%	—	—%
Land sales and other operating revenue	4,859	2%	723	—%
	211,476	70%	123,340	80%
Water services and operations:
Water sales and royalties	63,913	21%	25,536	16%
Easements and other surface-related income	24,831	9%	5,758	4%
	88,744	30%	31,294	20%
Total consolidated revenues	$300,220	100%	$154,634	100%

Net income:
Land and resource management	$159,611	76%	$78,468	81%
Water services and operations	50,125	24%	18,763	19%
Total consolidated net income	$209,736	100%	$97,231	100%

Land and Resource Management

Land and Resource Management segment revenues increased $88.1 million, or 71.5%, to $211.5 million for the year ended December 31, 2018 as compared with revenues of $123.3 million for the comparable period of 2017.

Oil and gas royalties. Oil and gas royalty revenue was $123.8 million for the year ended December 31, 2018 compared to $58.4 million for the year ended December 31, 2017, an increase of 112.0%. Oil royalty revenue was $94.6 million for the year ended December 31, 2018 compared to $36.9 million for the comparable period of 2017. This increase in oil royalty revenue is principally due to the combined effect of a 110.0% increase in crude oil production, subject to the Trust’s royalty interest, and a 21.6% increase in the average price per royalty barrel of crude oil received during the year ended December 31, 2018 compared to the same period in 2017. Gas royalty revenue was $29.2 million for the year ended December 31, 2018, an increase of 111.4% over the year ended December 31, 2017 when gas royalty revenue was $13.8 million. This increase in gas royalty revenue resulted from a volume increase of 178.5% for the year ended December 31, 2018 as compared to the same period of 2017, partially offset by a 24.2% decrease in the average price received. Additionally, oil and gas royalties for the year ended December 31, 2017 included $7.7 million related to the settlement of an arbitration with Chevron U.S.A., Inc. in September 2017. No such settlement was received for the year ended December 31, 2018.

Easements and other surface-related income. Easements and other surface-related income was $63.9 million for the year ended December 31, 2018, a slight decrease compared to $64.2 million for the year ended December 31, 2017. Easements and other surface-related income includes pipeline easement income, seismic and temporary permit income, lease rental income and income from material sales. Easements and other surface-related income is unpredictable and may vary significantly from period to period. The slight decrease in easements and other surface-related income is principally related to a decrease in material sales, partially offset by an increase in pipeline easement income. Material sales decreased 22.3% to $5.6 million for the year ended December 31, 2018 compared to the same period of 2017. Pipeline easement income increased 3.7% to $43.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Effective January 1, 2018, upon the Trust’s adoption of the new revenue recognition accounting standard, we no longer defer revenue on our term easements.

Sale of oil and gas royalty interests. Revenue from the sale of oil and gas royalty interests was $18.9 million for the year ended December 31, 2018. The Trust sold nonparticipating perpetual royalty interests in approximately 812 net royalty acres for an average price of approximately $23,234 per net royalty acre.

Land sales and other operating revenue. Land sales and other operating income includes revenue generated from land sales and grazing leases. For the year ended December 31, 2018, we sold approximately 171 acres of land for total consideration of $4.4 million, or approximately $25,464 per acre. For the year ended December 31, 2017, land sales generated $0.2 million of income for selling approximately 11 acres at an average price of $20,000 per acre. Grazing lease income was approximately $0.5 million for both years ended December 31, 2018 and 2017.

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

Water Services and Operations

Water Services and Operations segment revenues increased $57.4 million, or 183.6%, to $88.7 million for the year ended December 31, 2018 as compared with revenues of $31.3 million for the comparable period of 2017.

Water sales and royalties. Water sales and royalty revenue for the year ended December 31, 2018 of $63.9 million was more than double the amount of revenue for the comparable period of 2017. This increase is due primarily to the Trust commencing the development of water sourcing, partially offset by a decrease in the royalties received from existing legacy agreements.

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

Net income. Net income for the Water Services and Operations segment was $50.1 million for the year ended December 31, 2018 compared to $18.8 million for the year ended December 31, 2017. As discussed above, revenues for the Water Services and Operations segment increased $57.4 million for the year ended December 31, 2018 compared to the same period of 2017. Expenses for the Water Services and Operations segment were $38.6 million for the year ended December 31, 2018 as compared to $12.5 million for the year ended December 31, 2017. The increase in expenses during 2018 is directly related to the formation and commencement of operations of TPWR during the second quarter of 2017 and operating expenses related to the water sourcing and water re-use projects placed in service in 2018 and late 2017. See further discussion of these expenses below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $18.4 million for the year ended December 31, 2018 compared to $3.8 million for the comparable period of 2017. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from 26 employees as of December 31, 2017 to 64 as of December 31, 2018 as well as an increase in contract labor expenses over the same time period.

Water service-related expenses. Water service-related expenses of $11.2 million for the year ended December 31, 2018, include expenses for equipment rental, propane and fuel and other equipment-related expenses associated with water sourcing and water re-use projects placed in service in 2018 and late 2017. The Trust incurred only minimal water service-related expenses during the year ended December 31, 2017.

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

Legal and professional expenses. Legal and professional fees decreased $1.0 million to $2.5 million for the year ended December 31, 2018 from $3.5 million for the comparable period of 2017. Legal and professional fees for the year ended December 31, 2017 included consulting fees related to a strategic review of the Trust.

Depreciation and amortization. Depreciation and amortization was $2.6 million for the year ended December 31, 2018 compared to $0.4 million for the year ended December 31, 2017. The increase in depreciation and amortization is principally related to the Trust’s investment in water service-related assets during 2017 and 2018.

Cash Flow Analysis

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Cash flows provided by operating activities for the years ended December 31, 2019 and 2018 were $342.8 million and $195.4 million, respectively. This increase in operating cash flows is principally due to increases in proceeds from land sales, oil and gas royalties, easements and other surface-related payments received and water sales and royalties during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Cash flows used in investing activities were $111.7 million compared to $81.5 million for the years ended December 31, 2019 and 2018, respectively. The increased use of investing cash flows is principally due to our acquisition of approximately 21,671 acres of land in Culberson, Glassock, Loving and Reeves Counties, Texas for approximately $74.4 million during the year ended December 31, 2019. This increase was partially offset by a $19.3 million decrease in acquisitions of royalty interests and a $15.7 million reduction in capital expenditures during the year ended December 31, 2019 as compared to the same period of 2018.

Cash flows used in financing activities were $50.9 million compared to $70.0 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Trust paid total dividends of $46.5 million consisting of a regular cash dividend of $1.75 per Sub-share and a special dividend of $4.25 per Sub-share. During the year ended December 31, 2018, the Trust paid total dividends of $31.7 million consisting of a regular cash dividend of $1.05 per Sub-share and a special dividend of $3.00 per Sub-share. During the years ended December 31, 2019 and 2018, the Trust paid $4.4 million and $38.4 million, respectively, to repurchase Sub-shares.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Cash flows provided by operating activities for the years ended December 31, 2018 and 2017 were $195.4 million and $93.8 million, respectively. This increase in operating cash flows is principally due to increases in oil and gas royalties collected, easements and other surface-related payments received and water sales and royalties collected during the year ended December 31, 2018 over the year ended December 31, 2017.

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

Our primary liquidity and capital requirements are for capital expenditures related to our water services and operations segment, working capital and general corporate needs. As of December 31, 2019, we had a cash and cash equivalents balance of $303.6 million that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, particularly the growth of TPWR, to repurchase additional Sub-shares subject to market conditions, and for general corporate purposes. We believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Trust has not engaged in any off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2019, the Trust’s known contractual obligations were as follows (in thousands):

Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (1)	3,793	696	1,493	1,088	516
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the Trust’s balance sheet under GAAP	—	—	—	—	—
Total	$3,793	$696	$1,493	$1,088	$516

(1)Includes office leases for our corporate office in Dallas, Texas which expires in 2025 and for our office in Midland, Texas which expires in 2022.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Trust’s financial instruments consist of cash and cash equivalents (consisting of U.S. Treasury Bills and commercial paper), accounts payable and other liabilities and the carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments.

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

(b) Management’s Report on Internal Control over Financial Reporting.

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that the Trust’s internal control over financial reporting was effective as of December 31, 2019.

(c) Attestation Report of Registered Public Accounting Firm.

The Trust’s independent registered public accountants have issued an audit report on the Trust’s internal control over financial reporting. This audit report appears on page F-1 of this Report.

(d) Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Trustees

John R. Norris III, 66, has served as a Trustee since June 2000 and as Co-Chairman of the Trustees since February 2019. Prior to his election as a Trustee, he advised and represented the Trust in legal matters for more than 17 years. Mr. Norris is currently a partner in the Dallas law firm of Norris & Weber, PLLC. He has been board certified in Estate Planning and Probate Law by the Texas Board of Legal Specialization since 1998. We believe Mr. Norris’ qualifications to serve as a Trustee include his legal expertise and extensive background as a practicing attorney in Dallas, Texas which allows him to provide counsel and insight to his fellow Trustees and management with respect to the various legal issues which the Trust faces.

David E. Barry, 74, has served as a Trustee since January 2017 and as Co-Chairman of the Trustees since February 2019. He is the President of Tarka Resources, Inc., which is engaged in oil and gas exploration in Texas, Oklahoma and Louisiana. He has served as President of Tarka Resources, Inc. and Tarka, Inc. since 2012 and 2014, respectively, continuing through their merger in 2016. Mr. Barry is also President of Sidra Real Estate, Inc., a real estate company that owns commercial properties including three office buildings in Texas. Formerly, Mr. Barry was a partner of the law firm of Kelley Drye & Warren LLP (“Kelley Drye”) where he represented the Trust for 30 years. Mr. Barry is a member of the bar of New York State and retired as a member of the bar of the State of Connecticut. We believe Mr. Barry’s qualifications to serve as a Trustee include his legal expertise and knowledge gained over a 49 year career at Kelley Drye, including representing the Trust for many years prior to his election as a Trustee, as well as his experience in commercial real estate including in Texas.

Executive Officers

Tyler Glover, 35, has served as Chief Executive Officer, Co-General Agent and Secretary of the Trust since November 2016 and President and Chief Executive Officer of Texas Pacific Water Resources since its formation in June 2017. Prior to his appointment as CEO, Mr. Glover previously served as Assistant General Agent from December 2014 to November 2016 and Field Agent from September 2011 through December 2014. Prior to his employment with the Trust, Mr. Glover was an independent landman in the Permian Basin.

Robert J. Packer, 50, has served as Chief Financial Officer of the Trust since December 2014 and has been Co-General Agent since November 2016. Mr. Packer served as Accounting Supervisor for the Trust from March 2011 until his appointment as CFO in December 2014. Prior to his tenure at the Trust, Mr. Packer was Controller at StarCrest Realty. He is a Certified Public Accountant in the State of Texas.

Sameer Parasnis, 45, has served as Chief Commercial Officer and Executive Vice President since July 2019. Prior to joining the Trust, Mr. Parasnis served as a Managing Director of Stifel Financial Corporation's oil and gas investment banking team in Houston, Texas. Prior to his time at Stifel, Mr. Parasnis spent the majority of his 20 plus year finance career in oil and gas investment banking at Credit Suisse where he advised companies on equity capital markets, debt capital markets and strategic merger and acquisition transactions with considerable focus on the Permian Basin.

Significant Employees

Robert A. Crain, 41, has served as Executive Vice President of TPWR since its formation in June 2017. Prior to joining TPWR, Mr. Crain was Water Resources Manager with EOG Resources where he led the development of EOG’s water resource development efforts across multiple basins including the Permian and Eagleford. During his career, he has successfully developed multiple large-scale sourcing, distribution and treatment systems across multiple platforms and industries.

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

Audit Committee

The Trust has a standing Audit Committee. The current members of the Audit Committee are Messrs. Barry and Norris. The Audit Committee has adopted a formal written charter (the “Audit Charter”). The Audit Committee is responsible for ensuring that the Trust has adequate internal controls and is required to meet with the Trust’s auditors to review these internal controls and to discuss other financial reporting matters. The Audit Committee is also responsible for the appointment, pre-approval of work, compensation and oversight of the auditors. The Audit Charter is available on the Trust’s Internet website at www.TPLTrust.com.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Trust’s compensation program is designed to reward the performance of the Named Executive Officers (as defined below) in achieving the Trust’s primary goals of protecting and maintaining the assets of the Trust. The compensation program consists principally of a salary and an annual cash bonus. Base salaries provide our Named Executive Officers with a steady income stream that is not contingent on the Trust’s performance, while the addition of a cash bonus allows the Nominating, Compensation and Governance Committee flexibility to recognize and reward the Named Executive Officers’ contributions to the Trust’s performance in a given year. Salaries are reviewed annually and salary increases and the amounts of cash bonuses are determined by the Nominating, Compensation and Governance Committee of the Trustees based upon an evaluation of the Named Executive Officer’s performance against the goals and objectives of the Trust in accordance with the relevant employment agreements in effect. See “Employment Agreements” below. In accordance with the employment agreements, final bonus amounts for a completed year may be finalized during the first quarter of the following year. Differences in salary for the Named Executive Officers may reflect the differing responsibilities of their respective positions, the differing levels of experience of the individuals and internal pay equity considerations.

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

The Nominating, Compensation and Governance Committee has the sole authority to determine the compensation of the Named Executive Officers.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Trust’s Chief Executive Officer, its Chief Financial Officer and its Chief Commercial Officer, who are its only executive officers (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary	Bonus (1)	Change in Actuarial Present Value of Accumulated Benefits (2)	All Other Compensation (3)(4)	Total
Tyler Glover	2019	$800,000	$2,900,000	$70,515	$19,000	$3,789,515
General Agent, Chief Executive Officer and Secretary	2018	$480,167	$1,800,000	$13,358	$18,500	$2,312,025
	2017	$381,250	$300,000	$24,810	$18,000	$724,060

Robert J. Packer	2019	$800,000	$2,900,000	$101,139	$32,866	$3,834,005
General Agent and Chief Financial Officer	2018	$480,167	$1,800,000	$30,611	$18,500	$2,329,278
	2017	$381,250	$300,000	$42,639	$29,000	$752,889

Sameer Parasnis (5)	2019	$350,150	$1,400,000	$—	$—	$1,750,150
Chief Commercial Officer and Executive Vice President

(1)For 2019, represents the bonus amount approved by the Trustees at their February 2020 meeting, accrued as of December 31, 2019 and expected to be paid on or before March 15, 2020. Mr. Parasnis's 2019 bonus amount includes a $50,000 bonus that was paid during 2019.

(2)Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans) from the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited consolidated financial statements for the prior completed fiscal year to the pension plan measurement date used for financial statement reporting purposes with respect to the Trust’s audited consolidated financial statements for the covered fiscal year.

(3)Represents contributions by the Trust to the account of the Named Executive Officer under the Trust’s defined contribution retirement plan.

(4)The aggregate value of the perquisites and other personal benefits, if any, received by the Named Executive Officer for all years presented have not been reflected in the table because the amount was below the SEC’s $10,000 threshold for disclosure except for Mr. Packer, whose perquisites consisted of $10,594 and $11,000 in automobile allowance for 2019 and 2017, respectively.

(5)Mr. Parasnis joined the Trust as Chief Commercial Officer and Executive Vice President effective July 1, 2019. As of December 31, 2019, Mr. Parasnis was not eligible to participate in the defined benefit and actuarial pension plans of the Trust.

Pay Ratio Disclosure

For purposes of calculating the 2019 ratio of the median annual total compensation of all employees to the total annual compensation of the Chief Executive Officer, the Trust included base salary and annual bonus amounts in its calculation of annual total compensation.  The Trust used December 31, 2019 as its measurement date.  Base salary amounts were annualized for any employee who had less than a full year of service during 2019. Total compensation for Mr. Glover, the Trust’s Chief Executive Officer, was determined to be $3,700,000 and was approximately 33 times the median annual compensation of all

Trust employees, excluding the Chief Executive Officer, of $112,000.  For purposes of this calculation, the Trust had 93 employees, excluding the Chief Executive Officer.

Employment Agreements

On August 8, 2019, the Trust entered into employment agreements (the “Agreements”) with Mr. Glover, its General Agent and Chief Executive Officer (the “Glover Agreement”), Mr. Packer, its General Agent and Chief Financial Officer (the “Packer Agreement”) and Mr. Parasnis, its Chief Commercial Officer and Executive Vice President (the “Parasnis Agreement”). The Agreements were effective as of July 1, 2019.

Under the Agreements, Mr. Glover and Mr. Packer will each receive a base salary of $800,000 per annum and Mr. Parasnis will receive a base salary of $700,000 per annum, subject to annual review, and be eligible for an annual cash bonus of up to 300% of such base salary for achievement of specified performance targets, except that with respect to Mr. Glover and Mr. Packer, the cash bonus for the calendar year 2019 will be at least 100% of the cash bonus paid with respect to 2018, as established by the Nominating, Compensation and Governance Committee of the Trust. Until the Trust establishes an equity compensation plan, Mr. Glover, Mr. Packer and Mr. Parasnis are required to use at least 25% of their cash bonuses (net of estimated taxes) to purchase shares of the Trust’s common stock. The term of each of the Glover Agreement and the Packer Agreement ends on December 31, 2020, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date. The term of the Parasnis Agreement ends on December 31, 2022, with automatic one (1) year extensions unless notice not to renew is given by either party at least 120 days prior to the relevant end date. Under the Parasnis Agreement, the cash bonus for 2019 is prorated for the period of employment during such year. Additionally, Mr. Parasnis is entitled to a retention bonus in the amount of $875,000, payable in three installments on March 15, 2020 and the second and third anniversaries of the effective date of the Parasnis Agreement and is eligible for a relocation allowance in the amount of $100,000 to cover his relocation to Dallas, Texas.

Each Agreement provides for payment of severance benefits if the officer’s employment is terminated by the Trust without cause or by the officer for good reason, provided that the officer executes a general waiver and release of claims and complies with the restrictive covenants described below. The severance benefits include (i) accrued but unpaid bonuses and vested long-term incentive benefits (ii) a pro rata bonus for the year of termination (if such termination occurs after the first calendar quarter), (iii) up to 18 months of COBRA premiums for continued group health, dental and vision coverage for the officer and his dependents, paid for by the Trust, (iv) if such termination occurs during the first 15 months (30 months for Mr. Parasnis) of the term, an amount equal to two times the average of his base salary and cash bonus for the preceding two years (for Mr. Parasnis, annualized for any partial year other than 2019), which amount will be reduced to one times such average for the preceding year if such termination occurs after the first 15 months (30 months for Mr. Parasnis) of the term and (v) for Mr. Parasnis, any unpaid portion of his retention bonus and relocation allowance. If the officer’s employment is terminated by the Trust without cause, by the officer for good reason, or upon failure of the Trust to renew the term of the Agreement, in all such cases, within 24 months following a change in control of the Trust as defined in the Agreements, then, in lieu of the amount specified in clause (iv), the officer will be entitled to an amount equal to 2.99 times the greater of (a) the average of his base salary and cash bonus for the two years preceding the change in control and (b) his base salary and target cash bonus for the year of the change in control, except that, with respect to Mr. Parasnis, if the change in control occurred in 2019, the amount of the change in control severance would be 50% of the otherwise applicable amount. If the officer's employment terminates due to death or disability, he will be entitled to the benefits described in clauses (i), (ii) and for Mr. Parasnis, (v) above. The officer will also be entitled to payment of accrued but unpaid salary, accrued but unused vacation, unsubsidized COBRA benefits, and unreimbursed business expenses following termination of employment for any reason.

The Agreements provide that Mr. Glover, Mr. Packer and Mr. Parasnis will be entitled to participate in all benefit plans provided to the Trust’s executives of like status from time to time in accordance with the applicable plan, policy or practices of the Trust, as well as in any long-term incentive program established by the Trust. They also provide for four weeks of annual paid vacation, reimbursement of business expenses, and indemnification rights.

Each Agreement contains restrictive covenants prohibiting the officer from disclosing the Trust’s confidential information at any time, from competing with the Trust in specified counties where the Trust does business during his employment, subject to certain exceptions, and for one year thereafter (or six months thereafter if he terminates his employment voluntarily without good reason), and from soliciting the Trust’s clients, suppliers and business partners during his employment and for one year thereafter.

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Actuarial Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Tyler Glover	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	7.0	$130,345	$—
Robert J. Packer	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	7.5	$225,139	$—
Sameer Parasnis (1)	Restated Texas Pacific Land Trust Revised Employees’ Pension Plan	—	$—	$—

 (1) Mr. Parasnis joined the Trust as Chief Commercial Officer and Executive Vice President effective July 1, 2019. As of December 31, 2019, Mr. Parasnis was not eligible to participate in the pension plan of the Trust.

The Restated Texas Pacific Land Trust Revised Employees’ Pension Plan is a noncontributory defined benefit pension plan qualified under Section 401 of the Internal Revenue Code in which our employees, excluding the Trustees, participate. The remuneration covered by the Plan is the participant's base compensation up to certain limits specified in the Internal Revenue Code (“Eligible Compensation”). The Plan provides a normal retirement benefit equal to 1.5% of a participant’s average Eligible Compensation for the last five years prior to retirement for each year of Credited Service under the Plan. Credited Service is earned from the participant’s date of membership in the Plan, which is generally the earlier of January 1 or July 1 following completion of the participant’s first year of service for the Trust. For information concerning the valuation method and material assumptions used in quantifying the present value of the Named Executive Officers’ current accrued benefits, see Note 6, “Employee Benefit Plans” of the Notes to Financial Statements incorporated by reference in Item 8 of this Report.

As of December 31, 2019, the annual accrued normal retirement benefits are estimated to be $22,645 and $24,909 for Mr. Glover and Mr. Packer, respectively.

The Plan provides for early retirement after the participant attains age 50 and completes 20 years of service with the Trust. Early retirement benefits are calculated in the same manner as the normal retirement benefit, but are reduced by 1/15 for each of the first five years and 1/30 for each of the next five years that benefits commence prior to the Plan's normal retirement age of 65. If benefits commence more than 10 years prior to normal retirement, the early retirement benefit is reduced actuarially for each year prior to age 55. None of the Named Executive Officers are currently eligible for early retirement benefits.

Trustee Compensation Table

The following table sets forth information concerning compensation paid to the Trustees during the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Total
John R. Norris III	$104,000	$104,000
David E. Barry	$104,000	$104,000
Maurice Meyer III (resigned effective February 25, 2019)	$26,000	$26,000

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information as to all persons known to the Trust to be the beneficial owner of more than 5% of the Trust’s voting securities (Sub-shares) as of February 21, 2020:

Name and Address	Number of Securities Beneficially Owned	Percent of Class
Horizon Kinetics LLC(1) 470 Park Avenue South, 4th Floor South, New York, New York 10016	1,750,858	22.6%
Eric Oliver(2) SoftVest Advisors, LLC(2) SoftVest, L.P.(2) 400 Pine Street, Suite 1010, Abilene, Texas 79601	133,200	1.7%
Allan R. Tessler(3) ART-FGT Family Partners Limited(3) Tessler Family Limited Partnership(3) 2500 Moose-Wilson Road, Wilson, WY 83014	12,130	*

*Indicates ownership of less than 1% of the class.

(1)The information set forth is based on Amendment 7 to Schedule 13D filed on February 21, 2020 by Horizon Kinetics Asset Management LLC (“Horizon”). The number of Sub-shares beneficially owned excludes Sub-shares held by portfolio managers and other employees of Horizon personally. Amendment No. 5 to Schedule 13D filed by Horizon on May 28, 2019 indicated that Horizon is a wholly-owned subsidiary of Horizon Kinetics LLC, and that Horizon has shared voting power and shared dispositive power with respect to such Sub-shares . To the Trust’s knowledge, Horizon is controlled by Murray Stahl.

(2)The information is based on Amendment 3 to Schedule 13D filed on February 21, 2020 (the “Softvest/Tessler Schedule 13D”) by SoftVest, L.P, (“Softvest LP”), SoftVest Advisors, LLC (“Softvest Advisors”), Eric L. Oliver (“Mr. Oliver”), ART-FGT Family Partners Limited (“ART-FGT LP”), Tessler Family Limited Partnership (“Tessler Family LP”), and Allan R. Tessler (“Mr. Tessler” and, together with ART-FGT LP and Tessler Family LP, the "Tessler Persons”). Represents Sub-shares held by SoftVest, LP. The general partner of SoftVest LP is SoftVest GP I, LLC ("SV GP"). SoftVest Advisors is investment manager of SoftVest LP. Eric L. Oliver ("Mr. Oliver" and together with SoftVest LP and SoftVest Advisors, the "SoftVest Persons") is the managing member of SV GP. SoftVest LP, SoftVest Advisors and Mr. Oliver may be deemed to share voting and dispositive power with respect to such Sub-shares.. The SoftVest Persons disclaim beneficial ownership of the 130,500 Shares held by SoftVest LP for purposes of Section 16 of the Securities Exchange Act of 1934 (the “Act”), except for their pecuniary interest therein. Includes 100 Sub-shares held by Mr. Oliver, 350 Sub-shares held by trusts administered for the benefit of Mr. Oliver's grandchildren, for which Mr. Oliver has sole voting and dispositive power, and 2,250 Sub-shares owned by Debeck LLC and Debeck Properties LP, which Mr. Oliver controls and over which Mr. Oliver has sole voting and dispositive power. The other SoftVest Persons disclaim beneficial ownership of such 100, 350 and 2,250 Sub-shares for purposes of Section 16 of the Exchange Act. The SoftVest Persons disclaim beneficial ownership of the 130,500 Shares held by SoftVest LP for purposes of Section 16 of the Act, except for their pecuniary interest therein.

(3)The information is based on the Softvest/Tessler Schedule 13D. 10,830 of the Sub-shares are held by ART-FGT LP). 1,300 of the Sub-shares are held by Tessler Family LP. The general partner of ART-FGT LP is Tessler FMC, LLC ("Tessler LLC"). Mr. Tessler and his spouse, Frances G. Tessler, are the members of Tessler LLC. Andrea Tessler and Karla Tessler, daughters of Tessler, are the managers of Tessler LLC. Mr. Tessler is a partner and controls ART-FGT LP. ART-FGT LP and Mr. Tessler may be deemed to share voting power and dispositive power with respect to such Sub-shares. Mr. Tessler disclaims beneficial ownership of the 10,830 Shares held by ART-FGT LP for purposes of Section 16 of the Act, except for his pecuniary interest therein. The general partner of Tessler Family LP is Apres Vous, LLC ("Apres LLC"). Andrea Tessler, Karla Tessler and Christopher Tessler, the children of Mr. Tessler, are the members of Apres LLC. Andrea Tessler and Karla Tessler are the managers of Apres LLC.

Mr. Tessler is a partner and controls Tessler Family LP. Tessler Family LP and Mr. Tessler may be deemed to share voting power and dispositive power with respect to such Sub-shares. Mr. Tessler disclaims beneficial ownership of the 1,300 shares held by Tessler Family LP for purposes of Section 16 of the Act, except for his pecuniary interest therein.

Horizon, SoftVest Advisors, ART-FGT LP and Tessler Family LP have entered into a Cooperation Agreement, dated May 15, 2019 (the "Cooperation Agreement"). As a result of the Cooperation Agreement, the SoftVest Persons, ART-FGT LP, Tessler Family LP, Mr. Tessler and Horizon may be deemed to have formed a "group" pursuant to Rule 13d-5(b)(1) promulgated under the Act. Each of the SoftVest Persons, the Tessler Persons and Horizon may also be deemed to share voting power and dispositive power with respect to each other party's Sub-shares as a result of the covenants and restrictions set forth in the Cooperation Agreement. Therefore, each of the parties to the Cooperation Agreement may be deemed to beneficially own all Sub-shares beneficially owned by the other parties to the Cooperation Agreement. The parties to the Cooperation Agreement expressly disclaim any such beneficial ownership resulting from the terms of the Cooperation Agreement.

On July 30, 2019, the parties to the Cooperation Agreement entered into the Settlement Agreement with respect to the previous proxy contest and the pending litigation between the parties. Pursuant to the Settlement Agreement, the parties agreed to dismiss the pending litigation captioned Case 3:19-cv-01224-B Texas Pacific Land Trust et al v. Oliver in the U.S. District Court for the Northern District of Texas in Dallas. The Settlement Agreement further provides that Texas Pacific’s third trustee position will remain vacant at least until the end of the Restricted Period (as defined in the Settlement Agreement).

Security Ownership of Management

The following table sets forth information as to equity securities (Sub-shares) beneficially owned directly or indirectly as of February 21, 2020 by all Trustees and Named Executive Officers, naming them, and by all Trustees and executive officers of the registrant, as a group:

Name of Beneficial Owner	Amount and Nature of Ownership on February 21, 2020	Percent of Class
John R. Norris III	1,000	*
David E. Barry	300	*
Tyler Glover	100	*
Robert J. Packer	200	*
Sameer Parasnis	—	*
All Trustees and Officers as a Group (5 persons)	1,600	*

*Indicates ownership of less than 1% of the class.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

There are no significant reportable transactions or currently proposed transactions between Texas Pacific and any Trustee or executive officer of Texas Pacific or any 5% security holder of Texas Pacific or any member of the immediate family of any of the foregoing persons.

Review, Approval or Ratification of Transactions with Related Persons

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

Independence

Each Trustee is an “independent director” within the meaning of the applicable rules of the NYSE. Each member of the Audit and the Nominating, Compensation and Governance Committees of the Trustees is “independent” within the meaning of the applicable committee independence standards of the NYSE.

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed to the Trust for professional services rendered by our independent registered public accounting firm, Lane Gorman Trubitt, LLC, during 2019 and 2018:

	Years Ended December 31,
	2019	2018
Type of Fees:
Audit fees	$311,000	$174,250
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$311,000	$174,250

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

See “Index to Financial Statements.”

Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1
Purchase and Sale Agreement dated November 21, 2018 by and between Texas Pacific Land Trust and WPX Energy Permian, LLC (incorporated by reference to Exhibit 2.1 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-00737)).

3.1
Texas Pacific Land Trust, Declaration of Trust, dated February 1, 1888, by Charles J. Canda, Simeon J. Drake, and William Strauss, Trustees (incorporated herein by reference to Exhibit 3.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-00737)).

4.1*	Description of Securities
10.1†**
Employment Agreement between Texas Pacific Land Trust and Tyler Glover dated as of August 8, 2019 (incorporated by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K filed on August 8, 2019 (File No. 001-00737)).

10.2†**
Employment Agreement between Texas Pacific Land Trust and Robert Packer dated as of August 8, 2019 (incorporated by reference to Exhibit 10.2 to the Trust's Current Report on Form 8-K filed on August 8, 2019 (File No. 001-00737)).

10.3*†**	Employment Agreement between Texas Pacific Land Trust and Sameer Parasnis dated as of August 8, 2019.
10.4	Settlement Agreement dated July 30, 2019 (incorporated by reference to Exhibit 99.1 to the Trust’s Current Report on Form 8-K filed on July 31, 2019 (File No. 001-00737)).
10.5	First Amendment to Settlement Agreement dated February 20, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on February 20, 2020 (File No. 001-00737)).
21.1	Subsidiaries of the Trust (incorporated by reference to Exhibit 21.1 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-00737)).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Total Comprehensive Income; (iii) Consolidated Statements of Net Proceeds from All Sources and (iv) Consolidated Statements of Cash Flows.

104	The cover page from the Trust’s Annual Report on Form 10-K formatted in iXBRL.

*Filed or furnished herewith.
** Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
† Management compensatory arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2020.

TEXAS PACIFIC LAND TRUST

By:	/s/ Tyler Glover
Tyler Glover General Agent, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2020.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Texas Pacific Land Trust (the “Trust”) as of December 31, 2019 and 2018 and the related consolidated statements of income and total comprehensive income, net proceeds from all sources, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Trust changed its method of accounting for leases on January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual of Oil and Gas Royalties

As described in Note 2 to the financial statements, the Trust records an accrual, based on historical trends, for oil and gas royalty revenues not received during the month removed. At December 31, 2019, this oil and gas royalty accrual amounted to approximately $18,325,000, and is included in accrued receivables in the accompanying balance sheet. The accrual is necessary due to the time lag between the production of oil and gas and the generation of the actual payment by operators, which is typically a time lag of one to two months. The determination of the oil and gas royalty accrual involves the analysis of historical payments, estimates of the timing of future payments, and consideration of recent market prices for oil and gas. The market prices for oil and gas are subject to national and international economic and political considerations and, in the past, have been subject to significant price fluctuations. As part of the Trust’s internal control process related to estimating the accrual of oil and gas royalties, the oil and gas royalty estimate is prepared by a qualified member of the Trust’s accounting department, and the estimate is reviewed and approved by a management-level member of the accounting department.

The principal considerations for our determination that performing procedures relating to the oil and gas royalty accrual is a critical audit matter are there are significant judgments by management when developing the estimate of the oil and gas royalty accrual. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the significant assumptions used by management, including the analysis of historical payments, estimates of the timing of future payments, and consideration of recent market prices for oil and gas.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the design and operating effectiveness of internal controls relating to management’s calculation of the oil and gas royalty accrual. These procedures also included, among others, (1) evaluating the appropriateness of the overall methodology used by management in developing the estimate, (2) testing the historical payments used to calculate the expected timing of future payments, (3) testing the completeness, accuracy, and relevance of underlying data used in management’s estimate, and (4) evaluating the significant assumptions used by management in developing the estimate. Evaluating the significant assumptions relating to the estimate of the oil and gas royalty accrual also involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were reasonable considering the past performance of the Trust, and whether they were consistent with evidence obtained in other areas of the audit.
We have served as the Trust’s auditor since 2005.

Dallas, Texas
February 27, 2020

TEXAS PACIFIC LAND TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS

Cash and cash equivalents	$303,645	$119,647
Accrued receivables	62,995	48,750
Tax like-kind exchange escrow	—	3,799
Other assets	3,980	3,884
Prepaid income taxes	—	9,398
Property, plant and equipment, net of accumulated depreciation of $11,313 and $3,012 as of December 31, 2019 and 2018, respectively	88,323	64,802
Real estate acquired	107,075	10,492
Royalty interests acquired, net of accumulated depletion of $260 and $0 as of December 31, 2019 and 2018, respectively	29,060	24,303
Operating lease right-of-use assets	3,098	—
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$598,176	$285,075

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$19,193	$10,505
Income taxes payable	5,271	1,607
Deferred taxes payable	40,827	14,903
Unearned revenue	17,381	13,369
Operating lease liabilities	3,367	—
Total liabilities	86,039	40,384

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding as of December 31, 2019 and 2018, respectively	—	—
Sub-share Certificates of Proprietary Interest, par value $0.0333 each; outstanding 7,756,156 and 7,762,414 as of December 31, 2019 and 2018, respectively	—	—
Accumulated other comprehensive loss	(1,461)	(1,078)
Net proceeds from all sources	513,598	245,769
Total capital	512,137	244,691
Total liabilities and capital	$598,176	$285,075

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Oil and gas royalties	$154,729	$123,834	$58,418
Easements and other surface-related income	115,362	88,739	69,957
Water sales and royalties	84,949	63,913	25,536
Sale of oil and gas royalty interests	—	18,875	—
Land sales	135,020	4,367	220
Other operating revenue	436	492	503
Total revenues	490,496	300,220	154,634

Expenses:
Salaries and related employee expenses	35,041	18,433	3,774
Water service-related expenses	20,808	11,168	491
General and administrative expenses	9,765	4,704	1,523
Legal and professional fees	16,403	2,498	3,523
Depreciation, depletion and amortization	8,906	2,583	376
Total operating expenses	90,923	39,386	9,687

Operating income	399,573	260,834	144,947

Other income	2,682	916	114
Income before income taxes	402,255	261,750	145,061
Income tax expense:
Current	57,492	37,200	46,864
Deferred	26,035	14,814	966
Total income tax expense	83,527	52,014	47,830
Net income	$318,728	$209,736	$97,231

Amortization of net actuarial costs, net of income taxes of $10, $14, and $38 for the years ended December 31, 2019, 2018 and 2017, respectively	36	50	70
Net actuarial (loss) gain on pension plan net of income taxes of $(111), $(38), and $46 as of December 31, 2019, 2018 and 2017, respectively	(419)	(144)	86
Total other comprehensive (loss) gain	(383)	(94)	156
Total comprehensive income	$318,345	$209,642	$97,387

Net income per Sub-share Certificate - basic and diluted	$41.09	$26.93	$12.38

Weighted average number of Sub-share Certificates outstanding	7,756,437	7,787,407	7,854,705

 See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONSOLIDATED STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
 (in thousands, except shares and per share amounts)

	Sub-share Certificates of Proprietary Interest	Accumulated Other Comprehensive Income (Loss)	Net Proceeds From All Sources	Total Capital
Balances at December 31, 2016	7,927,314	$(960)	$53,619	$52,659
Net income	—	—	97,231	97,231
Periodic pension costs, net of income taxes of $84	—	156	—	156
Repurchase and retirement of Sub-share Certificates of Proprietary Interest	(105,715)	—	(34,267)	(34,267)
Regular dividends paid — $0.35 per Sub-share Certificate	—	—	(2,769)	(2,769)
Special dividends paid — $1.00 per Sub-share Certificate	—	—	(7,912)	(7,912)
Balances at December 31, 2017	7,821,599	(804)	105,902	105,098
Net income	—	—	209,736	209,736
Periodic pension costs, net of income taxes of $(24)	—	(274)	180	(94)
Repurchase and retirement of Sub-share Certificates of Proprietary Interest	(59,185)	—	(38,397)	(38,397)
Regular dividends paid — $1.05 per Sub-share Certificate	—	—	(8,206)	(8,206)
Special dividends paid — $3.00 per Sub-share Certificate	—	—	(23,446)	(23,446)
Balances at December 31, 2018	7,762,414	(1,078)	245,769	244,691
Net income	—	—	318,728	318,728
Periodic pension costs, net of income taxes of $(101)	—	(383)	—	(383)
Repurchase and retirement of Sub-share Certificates of Proprietary Interest	(6,258)	—	(4,353)	(4,353)
Regular dividends paid — $1.75 per Sub-share Certificate	—	—	(13,576)	(13,576)
Special dividends paid — $4.25 per Sub-share Certificate	—	—	(32,970)	(32,970)
Balances at December 31, 2019	7,756,156	$(1,461)	$513,598	$512,137

See accompanying notes to consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$318,728	$209,736	$97,231
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	25,924	14,789	1,100
Depreciation, depletion and amortization	8,906	2,583	376
Land sale revenue recognized on land exchange	(22,000)	—	—
Changes in operating assets and liabilities:
Accrued receivables and other assets	(13,802)	(34,027)	(12,026)
Income taxes payable	3,664	756	(986)
Prepaid income taxes	9,398	(8,196)	(1,202)
Unearned revenue	4,012	5,024	4,399
Accounts payable, accrued expenses and other liabilities	7,960	4,783	4,938
Cash provided by operating activities	342,790	195,448	93,830

Cash flows from investing activities:
Proceeds from sale of fixed assets	117	25	27
Acquisition of real estate	(74,583)	(9,377)	—
Acquisition of royalty interests	(5,017)	(24,303)	—
Purchase of fixed assets	(32,209)	(47,878)	(18,747)
Cash used in investing activities	(111,692)	(81,533)	(18,720)

Cash flows from financing activities:
Purchase of Sub-share Certificates of Proprietary Interest	(4,353)	(38,397)	(34,267)
Dividends paid	(46,546)	(31,652)	(10,681)
Cash used in financing activities	(50,899)	(70,049)	(44,948)

Net increase in cash, cash equivalents and restricted cash	180,199	43,866	30,162
Cash, cash equivalents and restricted cash, beginning of period	123,446	79,580	49,418
Cash, cash equivalents and restricted cash, end of period	$303,645	$123,446	$79,580

Supplemental cash flow information:
Income taxes paid	$44,439	$45,876	$49,002
Supplemental non-cash investing information:
Land exchange	$22,000	$—	$—
Operating lease right-of-use assets	$3,712	$—	$—

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

The Trust announced the formation of Texas Pacific Water Resources LLC (“TPWR”) in June 2017. TPWR, a single member LLC and wholly owned subsidiary of the Trust, provides full-service water offerings to operators in the Permian Basin. These services include, but are not limited to, water sourcing, produced-water gathering/treatment, infrastructure development, disposal solutions, water tracking, analytics and well testing services.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Change in Accounting Estimate

Management evaluates its estimates on a routine basis. Effective July 1, 2019, the Trust revised the estimated useful lives of certain water service-related assets after its disaggregation of water service-related projects into sub classifications. The Trust purchased these water service-related assets from July 1, 2017 through June 30, 2019. Based on information gained from operations over this time period, management believes that these water service-related assets will benefit periods ranging from three to 30 years, beginning at the point the water service-related assets were originally placed in service.

The net book value of these water service-related assets at June 30, 2019, was not modified and is depreciated over the revised estimated useful lives of these assets. The effect of the change in estimated useful lives resulted in an additional $2.4 million of depreciation expense for the year ended December 31, 2019.

 Revenue Recognition

Oil and Gas Royalties

Oil and gas royalties are received in connection with royalty interests owned by the Trust. Oil and gas royalties are reported net of production taxes and are recognized as revenue when crude oil and gas products are removed from the respective mineral reserve locations. Oil and gas royalty payments are generally received one to two months after the crude oil and gas products are removed. An accrual is included in accrued receivables for amounts not received during the month removed based on historical trends.

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

Easements and Other Surface-Related Income

Easement contracts represent contracts which permit companies to install pipe lines, electric lines and other equipment on land owned by the Trust. When the Trust receives a signed contract and payment, the Trust makes available the respective parcel of land to the grantee. Easement income is recognized upon the execution of the easement agreement, or in the event of a renewal upon receipt of the renewal payment, as at that point in time, the Trust has satisfied its performance obligation and the customer has right of use.

Other surface-related income includes commercial lease income related to leasing arrangements to companies in a wide array of industries, including: agricultural, oil and gas, construction, wind power, solar farms and other industries. Commercial lease income is recognized when earned. These leases generally require fixed annual payments or royalties and lease terms are typically ten years. Lease cancellations are allowed under certain circumstances, but initial lease payments are generally nonrefundable. Advance lease payments are deferred and amortized over the appropriate accounting period. Lease payments not received are included in accrued receivables. Additionally, other surface-related income includes permit income and material sales. Revenue from these sources is recognized when earned.

Water Sales and Royalties

Water sales and royalty revenue encompasses sales of water to operators and other customers and royalties received pursuant to legacy agreements with operators. The earnings cycle for both revenue streams is complete upon delivery of water. Water sales and royalty revenue is recognized as earned.

Land Sales and Exchanges

The Trust considers purchasers of land to be customers as land management, leasing and sales are a normal operating activity of the Trust. Revenue is recognized on land sales when the performance obligation to the purchaser (customer) is complete. Revenue from land exchanges is recognized based upon the estimated fair value of the consideration exchanged.

Sales of Oil and Gas Royalty Interests

Income is recognized on sales of oil and gas royalty interests when earned.

Cash, Cash Equivalents and Restricted Cash

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

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$303,645	$119,647
Tax like-kind exchange escrow	—	3,799
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$303,645	$123,446

Accrued Receivables

Accrued receivables consist primarily of amounts due under oil and gas royalty leases, water sales or royalty agreements and commercial leases. Accrued receivables are reflected at their net realizable value based on historical royalty and lease receipt information and other factors anticipated to affect valuation. A valuation allowance is recorded if amounts expected to be received are considered impaired. No allowance was considered necessary at December 31, 2019 and 2018.

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation. Maintenance and repair costs are expensed as incurred. Costs associated with our development of infrastructure for sourcing and treating water are capitalized. We account for depreciation of property, plant and equipment on the straight-line method over the estimated useful lives of the assets. Depreciable lives by category are as follows:

	Range of Estimated Useful Lives (in years)
Water wells and other water-related assets	3	to	30
Furniture, fixtures and equipment	5	to	7

Real Estate Acquired

Real estate acquired is recorded at cost and carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the property exceeds its estimated fair value. Minimal real estate improvements are made to land. No impairments were recorded for the years ended December 31, 2019 and 2018.

Royalty Interests Acquired

Royalty interests acquired are carried at the lower of cost or market. Valuations are periodically performed or obtained by management whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments, if any, are recorded by a charge to net income and a valuation allowance if the carrying value of the royalty interest exceeds its estimated fair value. Depletion is recorded based upon a units of production basis. Depletion expense was approximately $0.3 million for the year ended December 31, 2019. There was no significant depletion activity for the year ended December 31, 2018. There was no depletion expense for the year ended December 31, 2017, as the Trust had no depletable royalty interests.

Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s land and royalty interests that were assigned through the 1888 Declaration of Trust, (the “Assigned”) land and royalty interests, was not determined in 1888 when the Trust was formed; therefore, no value is assigned in the accompanying consolidated balance sheets to the Assigned land and royalty interests, Certificates of Proprietary Interest, and Sub-share Certificates of Proprietary Interest (“Sub-shares”). Consequently, in the consolidated statements of income and total comprehensive income, no allowance is made for depletion and no cost is deducted from the proceeds of sales of the Assigned land and royalty interests. Even though the 1888 value of real properties cannot be precisely determined, it has been concluded that the effect of this matter can no longer be significant to the Trust’s financial position or results of operations. For Federal income tax purposes, however, deductions are made for depletion, computed on the statutory percentage basis of income received from royalties. Minimal real estate improvements are made to land.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The liability for unrecognized tax benefits is zero at December 31, 2019 and 2018.

 Concentrations of Credit Risk

We invest our cash and cash equivalents (which include U.S. Treasury bills and commercial paper with maturities of three months or less) among four major financial institutions in an attempt to minimize exposure to risk from any one of these entities. As of December 31, 2019 and 2018, we had cash and cash equivalents deposited in our financial institutions in excess of federally-insured levels. We regularly monitor the financial condition of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Net Income per Sub-share Certificate

Net income per Sub-share is based on the weighted average number of Sub-shares and equivalent Sub-shares outstanding during each period.

Purchases and Retirements of Sub-share Certificates

The costs of Sub-shares purchased and retired are charged to net proceeds from all sources.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting capital that, under GAAP, are excluded from net income.

Significant Customers

Two customers represented, in the aggregate, 36.5%, 31.3% and 26.5% of the Trust’s total revenues (prior to any revenue deferral) for the years ended December 31, 2019, 2018 and 2017, respectively.

Reclassifications

Certain financial information on the consolidated balance sheet and consolidated statements of income and cash flows as of and for the year ended December 31, 2018 have been revised to conform to the current year presentation. These revisions include, but are not limited to, the classification of the tax like-kind exchange escrow from other assets to a separate balance sheet line item and certain expense items from one expense line item to another expense line item. Total assets and expenses were not affected by these reclassifications. Additionally, the tax like-kind exchange escrow was presented as restricted cash in the statement of cash flows.

Recently Adopted Accounting Guidance

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” which amended the existing lease accounting guidance to require lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms greater than twelve months. We adopted the new leasing standard and all related amendments on January 1, 2019. We elected the optional transition method provided by ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and as a result, have not restated our condensed consolidated financial statements for prior periods presented. We also elected the practical expedients permitted under the transition guidance that retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. In addition, we have not reassessed the accounting treatment of contracts entered into prior to adoption of the new lease guidance. For further information regarding the adoption of the new lease standard, see Note 8, “Lease Commitments”.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Upon adoption, we will be required to evaluate our trade accounts receivables for expected future credit losses. The ASU is effective for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. The Trust will adopt the ASU as of January 1, 2020. Due to the short-term nature of our trade accounts receivable, we anticipate the impact upon adoption of this ASU will be minimal to the Trust.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period. We are currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.

3. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Property, plant and equipment, at cost:
Water service-related assets (1)	$93,097	$62,919
Furniture, fixtures and equipment	5,941	4,297
Other	598	598
Total property, plant and equipment, at cost	99,636	67,814
Less: accumulated depreciation	(11,313)	(3,012)
Property, plant and equipment, net	$88,323	$64,802

(1)Water service-related assets reflect assets related to water sourcing and water treatment projects.

Depreciation expense was $8.5 million, $2.6 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

4. Real Estate Activity

As of December 31, 2019 and 2018, the Trust owned the following land and real estate (in thousands, except number of acres):

	December 31,		December 31,
	2019		2018
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights) (1)	849,856	$—	877,462	$—
Real estate acquired	51,931	107,075	24,715	10,492
Total real estate situated in 19 counties in Texas	901,787	$107,075	902,177	$10,492

(1) Real estate assigned through the 1888 Declaration of Trust.

No valuation allowance was necessary at December 31, 2019 and December 31, 2018.

Land Sales

The Assigned land held by the Trust was recorded with no value at the time of acquisition. See Note 2, “Summary of Significant Accounting Policies — Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust” for further information regarding the Assigned land. Real estate acquired includes land parcels which have either been acquired through foreclosure or transactions with third parties.

For the year ended December 31, 2019, the Trust sold approximately 21,986 acres (Culberson, Glasscock, Hudspeth, Loving, Midland and Reeves Counties) of land in Texas for an aggregate sales price of approximately $113.0 million, an average of approximately $5,141 per acre. Additionally, the Trust conveyed approximately 5,620 acres of land in exchange for approximately 5,545 acres of land, all in Culberson County. As the Trust had no cost basis in the land conveyed, the Trust recognized land sales revenue of $22.0 million for the fourth quarter ended December 31, 2019.

For the year ended December 31, 2018, the Trust sold approximately 171 acres (Culberson, El Paso, Loving and Reeves Counties) of land in Texas for an aggregate sales price of approximately $4.4 million, an average of approximately $25,464 per acre.

For the year ended December 31, 2017, the Trust sold approximately 11 acres (Loving County) of land in Texas for an aggregate sales price of approximately $0.2 million, an average of approximately $20,000 per acre.

Land Acquisitions

For the year ended December 31, 2019, the Trust acquired approximately 21,671 acres (Culberson, Glasscock, Loving and Reeves Counties) of land in Texas for an aggregate purchase price of approximately $74.4 million, an average of approximately $3,434 per acre (excludes land acquired through the land exchange as discussed above)

For the year ended December 31, 2018, the Trust acquired approximately 14,650 acres (Concho, Hudspeth, Mitchell and Upton Counties) of land in Texas for an aggregate purchase price of approximately $9.4 million, an average of approximately $640 per acre.

There were no land acquisitions for the year ended December 31, 2017.

5. Royalty Interests

As of December 31, 2019 and 2018, the Trust owned the following oil and gas royalty interests (in thousands, except number of interests):

	Net Book Value
	December 31, 2019	December 31, 2018
1/16th nonparticipating perpetual royalty interests (1)	$—	$—
1/128th nonparticipating perpetual royalty interests (2)	—	—
Royalty interests acquired (3)	29,320	24,303
Total royalty interests, gross	$29,320	$24,303
Less: accumulated depletion	(260)	—
Total royalty interests, net	$29,060	$24,303

(1) Nonparticipating perpetual royalty interests in approximately 370,737 gross royalty acres as of December 31, 2019 and 2018, respectively.

(2) Nonparticipating perpetual royalty interests in approximately 84,934 gross royalty acres as of December 31, 2019 and 2018, respectively.

(3) Royalty interests in approximately 3,074 net royalty acres and approximately 1,826 net royalty acres as of December 31, 2019 and 2018, respectively.

No valuation allowance was necessary at December 31, 2019 and 2018.

Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust

The fair market value of the Trust’s Assigned royalty interests was not determined in 1888 when the Trust was formed, and accordingly, these Assigned royalty interests were recorded with no value. See Note 2, “Summary of Significant Accounting Policies — Real Estate and Royalty Interests Assigned Through the 1888 Declaration of Trust” for further information regarding the Assigned royalty interests. The Assigned royalty interests include 1/16th and 1/128th royalty interests.

Royalty Interests Transactions

For the year ended December 31, 2019, the Trust acquired oil and gas royalty interests in approximately 1,247 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $4.7 million, an average price of approximately $3,800 per net royalty acre.

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

There were no oil and gas royalty interest transactions for the year ended December 31, 2017.

6. Employee Benefit Plans

The Trust has a defined contribution plan available to all regular employees having one or more years of continuous service. Contributions are at the discretion of the Trustees of the Trust. The Trust contributed approximately $0.3 million for the year ended December 31, 2019 and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

The Trust has a noncontributory pension plan (the “Plan”) available to all regular employees having one or more years of continuous service. The Plan provides for normal retirement at age 65. Contributions to the Plan reflect benefits attributed to employees’ services to date, as well as services expected in the future.

The following table sets forth the Plan’s changes in benefit obligation, changes in fair value of plan assets, and funded status as of December 31, 2019 and 2018 using a measurement date of December 31 (in thousands):

	December 31, 2019	December 31, 2018
Change in projected benefits obligation:
Projected benefit obligation at beginning of year	$4,745	$5,032
Service cost	666	157
Interest cost	197	183
Actuarial (gain) loss	1,208	(369)
Benefits paid	(239)	(258)
Projected benefit obligation at end of year	$6,577	$4,745

Change in plan assets:
Fair value of plan assets at beginning of year	$5,313	$5,356
Actual return on plan assets	1,041	(185)
Contributions by employer	500	400
Benefits paid	(239)	(258)
Fair value of plan assets at end of year	6,615	5,313
Funded (unfunded) status at end of year	$38	$568

Amounts recognized in the balance sheets as of December 31, 2019 and 2018 consist of (in thousands):

	December 31, 2019	December 31, 2018
Assets	$38	$568
Liabilities	—	—
	$38	$568

Amounts recognized in accumulated other comprehensive income (loss) consist of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Net actuarial loss	$(1,849)	$(1,365)
Amounts recognized in accumulated other comprehensive income (loss), before taxes	(1,849)	(1,365)
Income tax benefit	388	287
Amounts recognized in accumulated other comprehensive income (loss), after taxes	$(1,461)	$(1,078)

Net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 include the following components (in thousands):

	Years Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$666	$157	$147
Interest cost	197	183	201
Expected return on plan assets	(364)	(367)	(339)
Amortization of net loss	46	64	108
Net periodic benefit cost	$545	$37	$117

Service cost, a component of net periodic benefit cost, is reflected in our consolidated statements of income within salaries and related employee expenses. The other components of net periodic benefit cost are included in other income (expense) on the consolidated statements of income.

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net actuarial (gain) loss	$530	$183	$(132)
Recognized actuarial loss	(46)	(64)	(108)
Total recognized in other comprehensive income, before taxes	$484	$119	$(240)
Total recognized in net benefit cost and other comprehensive income, before taxes	$1,029	$156	$(123)

The Trust reclassified less than $0.1 million (net of income tax expense of less than $0.1 million) out of accumulated other comprehensive income (loss) for net periodic benefit cost to other income (expense) for each of the years ended December 31, 2019, 2018 and 2017, respectively. The estimated net actuarial loss for the Plan that will be amortized from accumulated other comprehensive income (loss) to other income (expense) over the next fiscal year is less than $0.1 million.

The following table summarizes the Plan assets in excess of projected benefit obligation and accumulated benefit obligation at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Plan assets in excess of projected benefit obligation:
Projected benefit obligation	$6,577	$4,745
Fair value of plan assets	$6,615	$5,313
Plan assets in excess of accumulated benefit obligation:
Accumulated benefit obligation	$5,056	$4,173
Fair value of plan assets	$6,615	$5,313

The following are weighted-average assumptions used to determine benefit obligations and costs at December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.25%	4.25%	3.75%
Rate of compensation increase	7.29%	7.29%	7.29%

Weighted average assumptions used to determine benefit costs for the years ended December 31:
Discount rate	4.25%	3.75%	4.25%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	7.29%	7.29%	7.29%

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

The fair values of plan assets by major asset category at December 31, 2019 and 2018, respectively, are as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019:
Cash and cash equivalents — money markets	$528	$528	$—	$—
Equities	1,133	1,133	—	—
Equity funds	1,939	1,939	—	—
Fixed income funds	465	465	—	—
Taxable bonds	2,550	2,550	—	—
Total	$6,615	$6,615	$—	$—

As of December 31, 2018:
Cash and cash equivalents — money markets	$407	$407	$—	$—
Equities	813	813	—	—
Equity funds	2,448	2,448	—	—
Fixed income funds	1,645	1,645	—	—
Total	$5,313	$5,313	$—	$—

Management intends to at least fund the minimum ERISA amount for 2020. The Trust may make some discretionary contributions to the Plan, the amounts of which have not yet been determined.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following ten-year period (in thousands):

Year ending December 31,	Amount
2020	$258
2021	254
2022	250
2023	246
2024	240
2025 to 2029	1,252

7. Income Taxes

The income tax provision charged to operations for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
U.S. Federal	$55,562	$35,593	$46,013
State and local	1,930	1,607	851
	57,492	37,200	46,864
Deferred expense	26,035	14,814	966
	$83,527	$52,014	$47,830

The Trust is taxed as if it were a corporation. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended 2017 to income before Federal income taxes as a result of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Computed tax expense at the statutory rate	$84,473	$54,968	$50,771
Reduction in income taxes resulting from:
Statutory depletion	(5,163)	(4,185)	(3,378)
State taxes	1,657	1,243	530
Executive compensation	1,302	—	—
Prior year tax adjustments	755	—	—
Effect of change in statutory tax rate (1)	—	—	(103)
Other, net	503	(12)	10
	$83,527	$52,014	$47,830

(1)The effect of the change in statutory income tax rate from 35% to 21% effective January 1, 2018 which was anticipated as of December 31, 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows (in thousands):

	December 31, 2019	December 31, 2018
Unearned revenue	$3,741	$2,878
Total deferred tax assets	3,741	2,878

Property, plant and equipment	17,030	10,723
§1031 tax exchanges	26,638	6,791
Deferred credits	748	—
Real estate acquired through foreclosure	142	142
Other	10	125
Total deferred tax liability	44,568	17,781
Net deferred tax liability	$(40,827)	$(14,903)

The Trust files a U. S. Federal income tax return. With few exceptions, the Trust is no longer subject to U. S. Federal income tax examination by tax authorities for years before 2016.

8. Lease Commitments

As of December 31, 2019, we have recorded right-of-use assets of $3.1 million and lease liabilities for $3.4 million primarily related to operating leases in connection with our administrative offices located in Dallas and Midland, Texas. The office lease agreements require monthly rent payments and expire in December 2025 and August 2022, respectively. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost for the year ended December 31, 2019 was $0.7 million.

Future minimum lease payments were as follows at December 31, 2019 (in thousands):

Year ending December 31,	Amount
2020	$696
2021	796
2022	697
2023	537
2024	551
Thereafter	516
Total lease payments	3,793
Less: imputed interest	(426)
Total operating lease liabilities	$3,367

Rent expense for these lease agreements amounted to approximately $0.7 million, $0.2 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

9. Capital

Certificates of Proprietary Interest (“Certificates”) and Sub-shares are exchangeable in the ratio of one Certificate to 3,000 Sub-shares. No Certificates were exchanged for Sub-shares for the years ended December 31, 2019 and 2018.

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

The assets of the Trust are located in Texas. In the opinion of Texas counsel, under the laws of the State of Texas, the Certificate and sub-shareholders may be held personally liable with respect to claims against the Trust, but only after the assets of the Trust first have been exhausted.

Dividends

On March 15, 2019, we paid $46.5 million in dividends representing a cash dividend of $1.75 per Sub-share and a special dividend of $4.25 per Sub-share for sub-shareholders of record at the close of business on March 8, 2019.

On March 16, 2018, we paid $31.7 million in dividends representing a cash dividend of $1.05 per Sub-share and a special dividend of $3.00 per Sub-share for sub-shareholders of record at the close of business on March 9, 2018.

Repurchases of Sub-shares

During the years ended December 31, 2019, 2018 and 2017, we purchased and retired 6,258, 59,185 and 105,715 Sub-shares, respectively.

10. Business Segment Reporting

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

The Land and Resource Management segment encompasses the business of managing approximately 900,000 acres of land and related resources in West Texas owned by the Trust. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases and land and material sales.

The Water Services and Operations segment encompasses the business of providing full-service water offerings to operators in the Permian Basin. The revenue streams of this segment consist of revenue generated from sales of sourced and treated water as well as revenue from royalties on water service-related activity.

Segment financial results were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues:
Land and resource management	$363,328	$211,476	$123,340
Water services and operations	127,168	88,744	31,294
Total consolidated revenues	$490,496	$300,220	$154,634

Net income:
Land and resource management	$258,366	$159,611	$78,468
Water services and operations	60,362	50,125	18,763
Total consolidated net income	$318,728	$209,736	$97,231

Capital Expenditures:
Land and resource management	$1,603	$2,790	$920
Water services and operations	30,606	45,088	17,827
Total capital expenditures	$32,209	$47,878	$18,747

Depreciation, depletion and amortization:
Land and resource management	$1,201	$506	$136
Water services and operations	7,705	2,077	240
Total depreciation, depletion and amortization	$8,906	$2,583	$376

The following table presents total assets and property, plant and equipment, net by segment (in thousands):

	December 31, 2019	December 31, 2018
Assets:
Land and resource management	$467,758	$198,922
Water services and operations	130,418	86,153
Total consolidated assets	$598,176	$285,075

Property, plant and equipment, net:
Land and resource management	$4,359	$3,720
Water services and operations	83,964	61,082
Total consolidated property, plant and equipment, net	$88,323	$64,802

11. Subsequent Events

The Trust evaluated events that occurred after the balance sheet date through the date these financial statements were issued, and the following events that met recognition or disclosure criteria were identified:

Dividends Declared

At their February 2020 meeting, the Trustees declared a cash dividend of $10.00 per Sub-share, payable March 16, 2020 to sub-shareholders of record at the close of business on March 9, 2020. Additionally, the Trustees declared a special dividend of $6.00 per Sub-share, payable March 16, 2020 to sub-shareholders of record at the close of business on March 9, 2020.

Acquisition of Land and Royal Interest

On February 21, 2020, the Trust acquired approximately 671 surface acres of land and approximately 755 net royalty acres in Culberson County for a combined purchase price of approximately $14.9 million.

12. Oil and Gas Producing Activities (Unaudited)

We measure the Trust’s share of oil and gas produced in barrels of equivalency (“BOEs”). One BOE equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. As of December 31, 2019, December 31, 2018 and December 31, 2017, the Trust’s share of oil and gas produced was approximately 13.7, 8.8 and 5.1 thousand BOEs per day, respectively. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. The number of DUC wells are determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. The Trust has identified 486, 362 and 319 DUC wells subject to our royalty interest as of December 31, 2019, 2018 and 2017, respectively.

13. Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Trust for each quarter of December 31, 2019 and 2018 (in thousands, except per share amounts):

	Quarters ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$113,332	$98,530	$87,310	$191,324
Income before income taxes	$89,071	$74,759	$62,879	$175,546
Net income	$69,122	$60,022	$49,586	$139,998
Net income per Sub-share Certificate - basic and diluted	$8.91	$7.74	$6.39	$18.04

	Quarters ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$93,201	$73,168	$73,844	$60,007
Income before income taxes	$78,279	$63,195	$65,665	$54,611
Net income	$62,680	$50,762	$52,503	$43,791
Net income per Sub-share Certificate - basic and diluted	$8.06	$6.52	$6.73	$5.60

*****