Form 10-Q
period 2020-03-31
TEXAS PACIFIC LAND TRUST
filed 2020-05-07
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
Yes ☐ No ☑

As of April 30, 2020, the Registrant had 7,756,156 Sub-share Certificates outstanding.

TEXAS PACIFIC LAND TRUST
Form 10-Q
Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash and cash equivalents	$223,743	$303,645
Accrued receivables, net	68,679	62,995
Other assets	3,676	3,980
Property, plant and equipment, net of accumulated depreciation of $14,544 and $11,313 as of March 31, 2020 and December 31, 2019, respectively	88,709	88,323
Real estate acquired	110,965	107,075
Royalty interests acquired, net of accumulated depletion of $318 and $260 as of March 31, 2020 and December 31, 2019, respectively	45,938	29,060
Operating lease right-of-use assets	2,939	3,098
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$544,649	$598,176

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$21,139	$19,193
Income taxes payable	14,697	5,271
Deferred taxes payable	40,772	40,827
Unearned revenue	19,448	17,381
Operating lease liabilities	3,250	3,367
Total liabilities	99,306	86,039

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.0333 each; outstanding 7,756,156 Sub-share Certificates as of March 31, 2020 and December 31, 2019	—	—
Accumulated other comprehensive loss	(1,447)	(1,461)
Net proceeds from all sources	446,790	513,598
Total capital	445,343	512,137
Total liabilities and capital	$544,649	$598,176
See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Oil and gas royalties	$42,360	$33,213
Easements and other surface-related income	26,267	31,367
Water sales and royalties	26,967	22,983
Land sales	900	103,625
Other operating revenue	100	136
Total revenues	96,594	191,324

Expenses:
Salaries and related employee expenses	10,620	6,464
Water service-related expenses	6,780	4,578
General and administrative expenses	2,959	2,142
Legal and professional fees	2,358	1,783
Depreciation, depletion and amortization	3,335	1,204
Total operating expenses	26,052	16,171

Operating income	70,542	175,153

Other income	826	393
Income before income taxes	71,368	175,546
Income tax expense (benefit):
Current	14,022	14,548
Deferred	(55)	21,000
Total income tax expense	13,967	35,548
Net income	$57,401	$139,998

Other comprehensive income — periodic pension costs, net of income taxes of $4 and $2, respectively	13	9
Total comprehensive income	$57,414	$140,007

Weighted average number of Sub-share Certificates outstanding	7,756,156	7,759,808

Net income per Sub-share Certificate — basic and diluted	$7.40	$18.04

Cash dividends per Sub-share Certificate	$16.00	$6.00

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$57,401	$139,998
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(55)	21,000
Depreciation, depletion and amortization	3,335	1,204
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	(5,377)	(19,331)
Prepaid income taxes	—	9,398
Operating liabilities, excluding income taxes	3,909	4,579
Income taxes payable	9,426	5,153
Cash provided by operating activities	68,639	162,001

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	30
Acquisition of land	(3,890)	(47,189)
Acquisition of royalty interests	(16,936)	(3,418)
Purchase of fixed assets	(3,617)	(9,247)
Cash used in investing activities	(24,443)	(59,824)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	—	(4,353)
Dividends paid	(124,098)	(46,546)
Cash used in financing activities	(124,098)	(50,899)

Net (decrease) increase in cash, cash equivalents and restricted cash	(79,902)	51,278
Cash, cash equivalents and restricted cash, beginning of period	303,645	123,446
Cash, cash equivalents, and restricted cash, end of period	$223,743	$174,724

Supplemental disclosure of cash flow information:
Income taxes paid	$4,600	$—
Supplemental non-cash investing information:
Operating lease right-of-use assets	$—	$3,712

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

We operate our business in two segments: Land and Resource Management and Water Services and Operations. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives of the Trust and provide a framework for timely and rational allocation of resources within businesses. See Note 9. “Business Segment Reporting” for further information regarding our segments.

Corporate Reorganization

On March 23, 2020, we announced that our Trustees approved a plan for reorganizing the Trust from its current structure to a corporation formed under the laws of the State of Delaware. The Trustees made their determination following careful consideration of the recommendation of the Conversion Exploration Committee of the Trust. The Trust presently intends that the corporate reorganization will be effected by the end of the third quarter of 2020, but the Trust recognizes that unforeseen impacts of COVID-19 or other developments could extend this timeframe despite the Trust’s efforts. Barring any unforeseen disruptions, further information regarding the corporate reorganization will be included in a registration statement on Form 10 to be filed by the corporation with the SEC as well as in other communications and disclosures anticipated to be made by the Trust and the corporation.

2. Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position of the Trust as of March 31, 2020 and the results of its operations for the three months ended March 31, 2020 and 2019, respectively, and its cash flows for the three months ended March 31, 2020 and 2019, respectively. Such adjustments are of a normal recurring nature.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our consolidated accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report.

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

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Trust adopted the guidance effective January 1, 2020. Due to the short-term nature of our trade accounts receivable, the adoption of this guidance had a minimal impact on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period. The Trust is currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.

4. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Property, plant and equipment:
Water service-related assets (1)	$96,600	$93,097
Furniture, fixtures and equipment	6,055	5,941
Other	598	598
Property, plant and equipment at cost	103,253	99,636
Less: accumulated depreciation	(14,544)	(11,313)
Property, plant and equipment, net	$88,709	$88,323

(1) Water service-related assets reflect assets related to water sourcing and water treatment projects.

Depreciation expense was $3.2 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

5. Real Estate Activity

As of March 31, 2020 and December 31, 2019, the Trust owned the following land and real estate (in thousands, except number of acres):

	March 31, 2020		December 31, 2019
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights)	849,826	$—	849,856	$—
Real estate acquired	52,687	110,965	51,931	107,075
Total real estate situated in 19 counties in Texas	902,513	$110,965	901,787	$107,075

No valuation allowance was necessary at March 31, 2020 and December 31, 2019.

Land Sales

For the three months ended March 31, 2020, the Trust sold approximately 30 acres (Pecos County) of land in Texas for an aggregate sales price of approximately $0.9 million, an average of approximately $30,000 per acre.

For the three months ended March 31, 2019, the Trust sold approximately 21,251 acres (Loving, Culberson, Hudspeth and Reeves Counties) of land in Texas for an aggregate sales price of approximately $103.6 million, an average of approximately $4,876 per acre.

Land Acquisitions

For the three months ended March 31, 2020, the Trust acquired approximately 756 acres (Culberson and Reeves Counties) of land in Texas for an aggregate purchase price of approximately $3.9 million, an average of approximately $5,134 per acre.

For the three months ended March 31, 2019, the Trust acquired approximately 11,702 acres (Culberson and Reeves Counties) of land in Texas for an aggregate purchase price of approximately $47.2 million, an average of approximately $4,033 per acre.

6. Royalty Interests

As of March 31, 2020 and December 31, 2019, the Trust owned the following oil and gas royalty interests (in thousands, except number of interests):

	Net Book Value
	March 31, 2020	December 31, 2019
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	46,256	29,320
Total royalty interests, gross	46,256	29,320
Less: accumulated depletion	(318)	(260)
Total royalty interests, net	$45,938	$29,060

No valuation allowance was necessary at March 31, 2020 and December 31, 2019.

For the three months ended March 31, 2020, the Trust acquired oil and gas royalty interests in approximately 1,017 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $16.9 million, an average price of approximately $16,659 per net royalty acre.

For the three months ended March 31, 2019, the Trust acquired oil and gas royalty interests in approximately 301 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $3.2 million, an average price of approximately $10,500 per net royalty acre.

7. Income Taxes

For the three months ended March 31, 2020 and 2019, income tax expense was $14.0 million and $35.5 million, respectively. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to statutory depletion allowed on mineral royalty income.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

8. Capital

The Sub-share Certificates (“Sub-shares”) and the Certificates of Proprietary Interest are freely interchangeable in the ratio of one Certificate of Proprietary Interest for 3,000 Sub-shares or 3,000 Sub-shares for one Certificate of Proprietary Interest.

Dividends

On March 16, 2020, we paid $124.1 million in dividends representing a regular cash dividend of $10.00 per Sub-share and a special dividend of $6.00 per Sub-share for sub-shareholders of record at the close of business on March 9, 2020.

On March 15, 2019, we paid $46.5 million in dividends representing a regular cash dividend of $1.75 per Sub-share and a special dividend of $4.25 per Sub-share for sub-shareholders of record at the close of business on March 8, 2019.

Repurchases of Sub-shares

For the three months ended March 31, 2020, there were no Sub-shares repurchased. During the three months ended March 31, 2019, we purchased and retired 6,258 Sub-shares.

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

The Water Services and Operations segment encompasses the business of providing full-service water offering to operators in the Permian Basin. The revenue streams of this segment consist of revenue generated from sales of sourced and treated water as well as revenue from royalties on water service-related activity.

Segment financial results were as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Land and resource management	$56,658	$160,459
Water services and operations	39,936	30,865
Total consolidated revenues	$96,594	$191,324

Net income:
Land and resource management	$39,118	$123,117
Water services and operations	18,283	16,881
Total consolidated net income	$57,401	$139,998

Capital expenditures:
Land and resource management	$88	$534
Water services and operations	3,529	8,713
Total capital expenditures	$3,617	$9,247

Depreciation, depletion and amortization:
Land and resource management	$337	$177
Water services and operations	2,998	1,027
Total depreciation, depletion and amortization	$3,335	$1,204

The following table presents total assets and property, plant and equipment, net by segment as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Land and resource management	$396,004	$467,758
Water services and operations	148,645	130,418
Total consolidated assets	$544,649	$598,176

Property, plant and equipment, net:
Land and resource management	$4,211	$4,359
Water services and operations	84,498	83,964
Total consolidated property, plant and equipment, net	$88,709	$88,323

10. Oil and Gas Producing Activities

We measure the Trust’s share of oil and gas produced in barrels of equivalency (“BOEs”). One BOE equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. As of March 31, 2020 and December 31, 2019, the Trust’s share of oil and gas produced was approximately 16.5 and 13.7 thousand BOEs per day, respectively. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. The number of DUC wells are determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. The Trust has identified 597 and 486 DUC wells subject to our royalty interest as of March 31, 2020 and December 31, 2019, respectively.

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

*****

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Trust’s future operations and prospects, the severity and duration of the COVID-19 pandemic and related economic repercussions, the markets for real estate in the areas in which the Trust owns real estate, applicable zoning regulations, the markets for oil and gas including actions of other oil and gas producers or consortiums worldwide such as OPEC+, the proposed reorganization of the Trust into a corporation, expected competition, management’s intent, beliefs or current expectations with respect to the Trust’s future financial performance and other matters. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”), and we assume no responsibility to update any such forward-looking statements, except as required by law. All forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, (ii) the factors discussed in Part II, Item 1A. “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Trust’s future performance. Words or phrases such as “expects” and “believes”, or similar expressions, when used in this Form 10-Q or other filings with the SEC, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Our surface and royalty ownership allow steady revenue generation through the entire value chain of oil and gas development. While we are not an oil and gas producer, we benefit from various revenue sources throughout the life cycle of a well. During the initial development phase where infrastructure for oil and gas development is constructed, we receive fixed fee payments for use of our land and revenue for sales of materials (caliche) used in the construction of the infrastructure. During the drilling and completion phase, we generate revenue for providing sourced water and/or treated produced water in addition to fixed fee payments for use of our land. During the production phase, we receive revenue from our oil and gas royalty interests and also revenue related to saltwater disposal on our land. In addition, we generate revenue from a variety of land uses including midstream infrastructure projects and processing facilities as hydrocarbons are processed and transported to market.

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

Our revenue from easements is primarily generated from pipelines transporting oil, gas and related hydrocarbons, power line and utility easements and subsurface wellbore easements. The majority of our easements have a thirty-plus year term but subsequently renew every ten years with an additional payment. Commercial lease revenue is derived primarily from saltwater disposal royalties, processing, storage and compression facilities and roads.

Texas Pacific Water Resources LLC (“TPWR”), a single member LLC and wholly owned subsidiary of the Trust, provides full-service water offerings to operators in the Permian Basin. These services include, but are not limited to, water sourcing, produced-water gathering/treatment, infrastructure development, disposal solutions, water tracking, analytics and well testing services. TPWR's revenue streams principally consist of revenue generated from sales of sourced and treated water as well as revenues from produced water royalties.

During the three months ended March 31, 2020, the Trust invested approximately $3.5 million in TPWR projects to develop water sourcing and water re-use assets.

Corporate Reorganization

On March 23, 2020, we announced that our Trustees approved a plan for reorganizing the Trust from its current structure to a corporation formed under the laws of the State of Delaware. The Trustees made their determination following careful consideration of the recommendation of the Conversion Exploration Committee of the Trust. The Trust presently intends that the corporate reorganization will be effected by the end of the third quarter of 2020, but the Trust recognizes that unforeseen impacts of COVID-19 or other developments could extend this timeframe despite the Trust’s efforts. Barring any unforeseen disruptions, further information regarding the corporate reorganization will be included in a registration statement on Form 10 to be filed with the SEC as well as in other communications and disclosures anticipated to be made by the Trust and the corporation.

COVID-19 Pandemic and Market Conditions Update

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) were unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase their production. Although certain OPEC+ nations have reached a tentative agreement on production cuts since such time, there is an excess supply of oil on the market and constraints on storage capacity. The convergence of these events is expected to result in the downward pressure on certain commodity prices continuing for the foreseeable future.

These events have negatively affected, and are expected to continue to negatively affect, the Trust’s business and results of operations. Should oil and gas wells be shut in, production curtailed or the owners and operators of the oil and gas wells to which the Trust’s royalty interests relate decrease investment in response to lower commodity prices and conservation of capital, we would expect the Trust’s royalty income and demand for our water services to decline.

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, or the extent of the impact they will have on the Trust’s business or results of operations and financial condition.

During these uncertain times, we have continued to meet the operational needs of our customers while maintaining a safe and healthy work environment for our employees. Our existing information technology infrastructure gave us the ability to respond rapidly to the recommended measures of closing our corporate offices and allowing our corporate employees to work remotely. We employed additional safety measures and personal protective equipment for our field employees, including quarantine facilities, if needed, and implementation of a medical hotline for access by all employees should they experience symptoms or seek additional medical information.

In an effort to decrease ongoing operational costs, we have implemented certain cost reduction measures which include, but are not limited to, negotiated price reductions and discounts with certain vendors. We are closely monitoring our customer base and outstanding accounts receivable balances as a means of minimizing any potential collection issues. As a royalty owner, we have no capital expenditure or operating expense burden for development of wells. Furthermore, our water operations currently have limited capital expenditure requirements, the amount and timing of which is entirely within our control.

Despite the uncertainty the record low oil prices and the COVID-19 pandemic have had on both the global and U.S. oil & gas industry as a whole, we believe our longevity in the industry and strong financial position provide us with the tools necessary to navigate these unprecedented times. We have no debt and a strong cash position. Our cash and cash equivalents balance as of March 31, 2020 was $223.7 million.

Results of Operations

We operate our business in two segments: Land and Resource Management and Water Services and Operations. We eliminate any inter-segment revenues and expenses upon consolidation.

We analyze financial results for each of our reportable segments. The reportable segments presented are consistent with our reportable segments discussed in Note 9. “Business Segment Reporting” in Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. We monitor our reporting segments based upon revenue and net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019

Revenues. Revenues decreased $94.7 million, or 49.5%, to $96.6 million for the three months ended March 31, 2020 compared to $191.3 million for the three months ended March 31, 2019. Net income decreased $82.6 million, or 59.0%, to $57.4 million for the three months ended March 31, 2020 compared to $140.0 million for the three months ended March 31, 2019. Revenues and net income for the three months ended March 31, 2019 included a $100 million land sale. Excluding the impact of the 2019 land sale, revenues and net income (net of income tax) for the three months ended March 31, 2019 were $91.3 million and $61.0 million, respectively.

Due to the economic impacts related to the severe drop in oil prices in late March 2020 and continuing into the second quarter of 2020 and the COVID-19 pandemic, we anticipate our future oil and gas royalties, future easements and other surface-related income and future water sales will be impacted. The extent of those impacts is unknown at this time.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended March 31,
	2020		2019
Revenues:
Land and resource management:
Oil and gas royalties	$42,360	44%	$33,213	18%
Easements and other surface-related income	13,298	14%	23,485	12%
Land sales and other operating revenue	1,000	1%	103,761	54%
	56,658	59%	160,459	84%
Water services and operations:
Water sales and royalties	26,967	28%	22,983	12%
Easements and other surface-related income	12,969	13%	7,882	4%
	39,936	41%	30,865	16%
Total consolidated revenues	$96,594	100%	$191,324	100%

Net income:
Land and resource management	$39,118	68%	$123,117	88%
Water services and operations	18,283	32%	16,881	12%
Total consolidated net income	$57,401	100%	$139,998	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $103.8 million, or 64.7%, to $56.7 million for the three months ended March 31, 2020 as compared with $160.5 million for the comparable period of 2019. Segment revenues for the three months ended March 31, 2019 include a $100 million land sale. Excluding the $100 million land sale, segment revenues for the three months ended March 31, 2019 were $60.5 million.

Oil and gas royalties. Oil and gas royalty revenue was $42.4 million for the three months ended March 31, 2020 compared to $33.2 million for the three months ended March 31, 2019. Oil royalty revenue was $35.9 million for the three months ended March 31, 2020, an increase of 36.0% over the three months ended March 31, 2019 when oil royalty revenue was $26.4 million. This increase in oil royalty revenue is principally due to the combined effect of a 11.9% increase in crude oil production subject to the Trust’s royalty interest and a 21.9% increase in the average price per royalty barrel of crude oil received during the three months ended March 31, 2020 compared to the same period in 2019. Gas royalty revenue was $6.5 million for the three months ended March 31, 2020, a decrease of 5.2% compared to the three months ended March 31, 2019 when gas royalty revenue was $6.8 million. While gas production increased 31.4% in the three months ended March 31, 2020 compared to March 31, 2019, the average price received decreased 23.1% over the same period.

Easements and other surface-related income. Easements and other surface-related income was $13.3 million for the three months ended March 31, 2020, a decrease of 43.4% compared to $23.5 million for the three months ended March 31, 2019. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales, and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a 63.4% decrease in pipeline easement income to $6.1 million for the three months ended March 31, 2020 from $16.6 million for the three months ended March 31, 2019. Easements and other surface-related income is unpredictable and may vary significantly from period to period.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. For the three months ended March 31, 2020, we sold approximately 30 acres of land for total consideration of approximately $0.9 million, or approximately $30,000 per acre. For the three months ended March 31, 2019, we sold approximately 21,251 acres of land for total consideration of approximately $103.6 million, or approximately $4,876 per acre.

Net income. Net income for the Land and Resource Management segment was $39.1 million for the three months ended March 31, 2020 compared to $123.1 million for the three months ended March 31, 2019. As discussed above, 2019 revenues for the Land and Resource Management segment included a $100 million land sale. Excluding the impact of the 2019 land sale (net of income tax), net income for the first three months ended March 31, 2019 was $44.1 million. Expenses, including income tax expense, for the Land and Resource Management segment were $17.6 million and $37.4 million ($16.4 million excluding the income tax expense associated with the $100 million land sale) for the three months ended March 31, 2020 and 2019, respectively. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 29.4% to $39.9 million for the three months ended March 31, 2020 as compared with $30.9 million for the comparable period of 2019.

Water sales and royalties. Water sales and royalty revenue was $27.0 million for the three months ended March 31, 2020, an increase of $4.0 million or 17.3%, compared with the three months ended March 31, 2019 when water sales and royalty revenue was $23.0 million. This increase was principally due to a 50.5% increase in the number of barrels of sourced and treated water sold in the three months ended March 31, 2020 as compared to the same period in 2019, partially offset by decreased water royalties.

Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the three months ended March 31, 2020, the combined income from these revenue streams was $13.0 million, an increase of 64.5%, as compared to $7.9 million for the three months ended March 31, 2019. The increase in easements and other surface-related income was principally related to an increase in produced water royalties for the three months ended March 31, 2020 compared to the same period of 2019.

Net income. Net income for the Water Services and Operations segment was $18.3 million for the three months ended March 31, 2020 compared to $16.9 million for the three months ended March 31, 2019. As discussed above, revenues for the

Water Services and Operations segment increased 29.4% for the three months ended March 31, 2020 compared to the same period of 2019. Expenses, including income tax expense, for the Water Services and Operations segment were $21.6 million for the three months ended March 31, 2020 as compared to $14.0 million for the three months ended March 31, 2019. The increase in expenses during 2020 is principally related to increased water service-related operating expenses, primarily repairs and maintenance, equipment rental and fuel related to increased sourcing and transfer of water. The remaining increase was principally related to increased salaries and related employee expenses and depreciation expense as discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $10.6 million for the three months ended March 31, 2020 compared to $6.5 million for the comparable period of 2019. The increase in salaries and related employee expenses is directly related to the increase in the number of employees from 75 employees as of March 31, 2019 to 102 as of March 31, 2020 and additional contract labor expenses for the three months ended March 31, 2020 compared to the same period of 2019.

Water service-related expenses. Water service-related expenses were $6.8 million for the three months ended March 31, 2020 compared to $4.6 million for the comparable period of 2019. This increase in expenses was principally the result of an increase in repairs and maintenance, equipment rental and fuel to source and transfer water and is directly related to the 50.5% increase in the number of barrels of sourced and treated water sold as previously discussed.

General and administrative expenses. General and administrative expenses increased $0.8 million to $3.0 million for the three months ended March 31, 2020 from $2.1 million for the same period of 2019. The increase in general and administrative expenses is primarily related to increased expenses associated with our independent contractor service providers, computer-related software and services and additional liability insurance during the three months ended March 31, 2020.

Legal and professional expenses. Legal and professional fees were $2.4 million for the three months ended March 31, 2020 compared to $1.8 million for the comparable period of 2019. The increase in legal and professional fees for the three months ended March 31, 2020 compared to 2019 is principally due to approximately $1.8 million of legal and professional fees related to our anticipated corporate reorganization. See further information regarding the anticipated corporate reorganization in Item 2. “Management's Discussion and Analysis of Financial Condition — Results of Operations — Corporate Reorganization”.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $3.3 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019. The increase in depreciation, depletion and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2020 and 2019.

Cash Flow Analysis

For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019

Cash flows provided by operating activities for the three months ended March 31, 2020 and 2019 were $68.6 million and $162.0 million, respectively. Cash flows provided by operating activities for the three months ended March 31, 2019 included proceeds from a $100 million land sale in January 2019. Excluding the impact of the 2019 land sale on cash flows in 2019, cash flows provided by operating activities for the three months ended March 31, 2020 were positively impacted by increased proceeds from oil and gas royalties collected, and water sales and royalties collected during the three months ended March 31, 2020.

Cash flows used in investing activities were $24.4 million compared to $59.8 million for the three months ended March 31, 2020 and 2019, respectively. Acquisitions of land and purchases of fixed assets decreased $48.9 million for the three months ended March 31, 2020 compared to the same period of 2019. This decrease was partially offset by the $13.5 million increase in the acquisition of royalty interests over the same periods.

Cash flows used in financing activities were $124.1 million compared to $50.9 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the Trust paid total dividends of $124.1 million consisting of a regular cash dividend of $10.00 per Sub-share Certificate (“Sub-share”) and a special dividend of $6.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2020. During the three months ended March 31, 2019, the Trust paid total dividends of $46.5 million consisting of a regular cash dividend of $1.75 per Sub-

share and a special dividend of $4.25 per Sub-share to each sub-shareholder of record at the close of business on March 8, 2019.

Liquidity and Capital Resources

We continuously review our liquidity and capital resources. The Trust’s principal sources of liquidity are its revenues from oil and gas royalties, easements and other surface-related income, and water and land sales. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment, working capital and general corporate needs. If market conditions were to change, for instance due to the uncertainty created by the COVID-19 pandemic or the significant decline in oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding, including potential future borrowing under a credit facility or other financing options.

As of March 31, 2020, we had cash and cash equivalents of $223.7 million that we expect to utilize, along with cash flow from operations, to provide capital to support the operation of our business, particularly TPWR, to potentially repurchase additional Sub-shares subject to market conditions, and for general corporate purposes. We currently believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Trust has not engaged in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 2 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020. Our most critical accounting policies and estimates include our accrual of oil and gas royalties. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K.

New Accounting Pronouncements

For further information regarding recently issued accounting pronouncements, see Note 3, “Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information related to market risk of the Trust since December 31, 2019.

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

Item 1A. Risk Factors

The following risk factor supplements the risk factors contained in Part I, Item 1A. “Risk Factors” set forth in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Our oil and gas royalty revenue is dependent upon the market prices of oil and gas, which fluctuate.

The oil and gas royalties that we receive are dependent upon the market prices for oil and gas. When lower market prices for oil and gas occur, they will have an adverse effect on our oil and gas royalty revenues. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years and prices have recently experienced a severe decrease due to increased supply by member nations of the Organization of the Petroleum Exporting Countries (“OPEC”) and general economic downturn. At the same time, COVID-19 has spread to many nations of the world and has resulted in the implementation of numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. The reduction of economic activity has significantly reduced the global demand for oil and gas. The scale and duration of the impact of these factors remain unknowable but could lead to an increase in our operating costs and have a material impact on our business segments and earnings, cash flow and financial condition.

Demand for TPWR’s products and services is substantially dependent on the levels of expenditures by our customers. The recent oil and gas industry downturn has (and current market conditions have) resulted in reduced demand for oilfield services and lower expenditures by our customers, which could adversely impact our earnings, cash flow and financial condition.

Demand for TPWR’s products and services depends substantially on expenditures by our customers for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas.

Declines, as well as anticipated declines, in oil and gas prices have in the past resulted in, and may in the future result in, lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, which would adversely affect our earnings, cash flow and financial condition.

Global health threats, such as COVID-19, may adversely affect our business.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of COVID-19. A significant outbreak of contagious diseases in the human population and resulting widespread health crisis could adversely affect the economies and financial markets of many countries, resulting in an economic downturn, reduced demand for oil and gas and interruption to supply chains related to oil and gas. The reduction of economic activity and reduced global demand for oil and gas related to COVID-19 and actions taken by governments to mitigate the spread of the virus could lead to an increase in our operating costs and have a material impact on our business segments and earnings, cash flow and financial condition.

We may not be able to complete the corporate reorganization or achieve some or all of the expected benefits of the corporate reorganization, and the corporate reorganization may adversely affect our business.

Although our Trustees approved a plan for reorganizing the Trust from its current structure to a corporation formed under the laws of the State of Delaware, there can be no assurance that we will be able to complete the corporate reorganization when expected or at all. The Trust presently intends that the corporate reorganization will be effected by the end of the third quarter of 2020, but the Trust recognizes that unforeseen impacts of COVID-19 or other developments could extend this timeframe despite the Trust’s efforts. Additionally, we may not be able to achieve the full strategic and financial benefits expected to result from the corporate reorganization, or such benefits may be delayed or not occur at all.

We may not achieve the anticipated benefits for a variety of reasons, including, among others: (a) the corporate reorganization will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; and (b) following the corporate reorganization, the reorganized corporation’s stock price may be susceptible to market fluctuations and other events. If some or all of the benefits expected to result from the corporate reorganization are not achieved, or if such benefits are delayed or investors do not value changes to corporate governance and business resulting from the corporate reorganization, the business, financial condition and results of operations of the reorganized corporation could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Trust did not repurchase any Sub-shares during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Second Amendment to Settlement Agreement dated March 6, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on March 6, 2020 (File No. 001-00737)).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL.

* Filed or furnished herewith.