Form 10-Q
period 2020-06-30
TEXAS PACIFIC LAND TRUST
filed 2020-08-06
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
Yes ☐ No ☑

As of July 31, 2020, the Registrant had 7,756,156 Sub-share Certificates outstanding.

TEXAS PACIFIC LAND TRUST
Form 10-Q
Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash and cash equivalents	$258,364	$303,645
Accrued receivables, net	49,564	62,995
Other assets	3,208	3,980
Property, plant and equipment, net of accumulated depreciation of $18,130 and $11,313 as of June 30, 2020 and December 31, 2019, respectively	85,477	88,323
Real estate acquired	108,296	107,075
Royalty interests acquired, net of accumulated depletion of $360 and $260 as of June 30, 2020 and December 31, 2019, respectively	45,905	29,060
Operating lease right-of-use assets	2,786	3,098
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$553,600	$598,176

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$15,372	$19,193
Income taxes payable	1,985	5,271
Deferred taxes payable	40,127	40,827
Unearned revenue	20,036	17,381
Operating lease liabilities	3,141	3,367
Total liabilities	80,661	86,039

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.0333 each; outstanding 7,756,156 Sub-share Certificates as of June 30, 2020 and December 31, 2019	—	—
Accumulated other comprehensive loss	(1,434)	(1,461)
Net proceeds from all sources	474,373	513,598
Total capital	472,939	512,137
Total liabilities and capital	$553,600	$598,176
See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Oil and gas royalties	$20,513	$39,641	$62,873	$72,854
Easements and other surface-related income	24,767	22,357	51,034	53,724
Water sales and royalties	8,419	20,430	35,386	43,413
Land sales	787	4,774	1,687	108,399
Other operating revenue	82	108	182	244
Total revenues	54,568	87,310	151,162	278,634

Expenses:
Salaries and related employee expenses	8,937	7,741	19,557	14,205
Water service-related expenses	2,165	5,723	8,945	10,301
General and administrative expenses	2,448	2,095	5,407	4,237
Legal and professional fees	2,610	7,858	4,968	9,641
Depreciation, depletion and amortization	3,678	1,451	7,013	2,655
Total operating expenses	19,838	24,868	45,890	41,039

Operating income	34,730	62,442	105,272	237,595

Other income	193	437	1,019	830
Income before income taxes	34,923	62,879	106,291	238,425
Income tax expense (benefit):
Current	7,985	19,018	22,007	33,566
Deferred	(645)	(5,725)	(700)	15,275
Total income tax expense	7,340	13,293	21,307	48,841
Net income	$27,583	$49,586	$84,984	$189,584

Other comprehensive income — periodic pension costs, net of income taxes of $3, $2, $7 and $5, respectively	13	9	27	18
Total comprehensive income	$27,596	$49,595	$85,011	$189,602

Weighted average number of Sub-share Certificates outstanding	7,756,156	7,756,156	7,756,156	7,757,199

Net income per Sub-share Certificate — basic and diluted	$3.56	$6.39	$10.96	$24.44

Cash dividends per Sub-share Certificate	$—	$—	$16.00	$6.00

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net proceeds from all sources
Balance, beginning of period	$446,790	$334,868	$513,598	$245,769
Net income	27,583	49,586	84,984	189,584
Dividends paid	—	—	(124,098)	(46,546)
Repurchase and retirement of Sub-share Certificates of Proprietary Interest	—	—	—	(4,353)
Cumulative effect of accounting change	—	—	(111)	—
Balance, end of period	474,373	384,454	474,373	384,454

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,447)	(1,069)	(1,461)	(1,078)
Periodic pension costs, net of income taxes	13	9	27	18
Balance, end of period	(1,434)	(1,060)	(1,434)	(1,060)
Total capital	$472,939	$383,394	$472,939	$383,394

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$84,984	$189,584
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(700)	15,275
Depreciation, depletion and amortization	7,013	2,655
Land sale revenue recognized on exchanges and sales with basis	(123)	—
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	14,310	(21,518)
Prepaid income taxes	—	9,398
Operating liabilities, excluding income taxes	(1,365)	18,855
Income taxes payable	(3,286)	5,722
Cash provided by operating activities	100,833	219,971

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	30
Proceeds from land sales with basis	2,814	—
Acquisition of land	(3,912)	(74,410)
Acquisition of royalty interests	(16,945)	(5,017)
Purchase of fixed assets	(3,973)	(22,600)
Cash used in investing activities	(22,016)	(101,997)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	—	(4,353)
Dividends paid	(124,098)	(46,546)
Cash used in financing activities	(124,098)	(50,899)

Net (decrease) increase in cash, cash equivalents and restricted cash	(45,281)	67,075
Cash, cash equivalents and restricted cash, beginning of period	303,645	123,446
Cash, cash equivalents, and restricted cash, end of period	$258,364	$190,521

Supplemental disclosure of cash flow information:
Income taxes paid	$25,300	$18,451
Supplemental non-cash investing information:
Operating lease right-of-use assets	$—	$3,712
Land exchange	$15	$—

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

Corporate Reorganization

As previously announced on March 23, 2020, our Trustees approved a plan to reorganize the Trust from its current structure to a corporation formed under the laws of the State of Delaware. We continue to progress towards the conversion. On June 15, 2020, the Trust announced the new corporation will be named Texas Pacific Land Corporation (“TPL Corp”) and the prospective members of the Board of Directors of TPL Corp. Additionally, a draft registration statement on Form 10 has been submitted to the Securities and Exchange Commission (the “SEC”) for review, on a non-public basis. It is currently anticipated that the corporate reorganization will be effective by the end of the third quarter of 2020, barring any unforeseen impacts of the COVID-19 pandemic or other developments, which could potentially extend this timeframe.

COVID-19 Pandemic and Market Conditions

The uncertainty surrounding the severity and duration of the COVID-19 pandemic, as well as dramatic declines in crude oil prices due in part to the global spread of COVID-19, continued to cause volatility in the global financial markets during the second quarter of 2020. The full impact of shut-in oil and gas wells, production curtailments and/or decreased investments in response to lower commodity prices and conservation of capital by the owners and operators of the oil and gas wells to which the Trust’s royalty interests relate, is unknown at this time. These events have negatively affected the Trust’s business and results of operations for the three and six months ended June 30, 2020.

During these uncertain times, we have continued to generate positive operating results and remain focused on meeting the operational needs of our customers while maintaining a safe and healthy work environment for our employees. Our existing information technology infrastructure has afforded us the opportunity to allow our corporate employees to work remotely. We have deployed additional safety and sanitization measures, including quarantine facilities for our field employees, if needed.

In an effort to decrease ongoing operational costs, we have implemented certain cost reduction measures which include, but are not limited to, negotiated price reductions and discounts with certain vendors. We continue to monitor our customer base and outstanding accounts receivable balances as a means of minimizing any potential collection issues. As a royalty owner, we have no capital expenditure or operating expense burden for development of wells. Furthermore, our water operations currently have limited capital expenditure requirements, the amount and timing of which are entirely within our control.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The Trust continues to assess the provisions and potential impacts of this legislation; however, there have been no significant impacts to the Company's results of operations or financial position resulting from the CARES Act in the three and six months ended June 30, 2020.

2. Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position of the Trust as of June 30, 2020 and the results of its operations for the three and six months ended June 30, 2020 and 2019, respectively, and its cash flows for the six months ended June 30, 2020 and 2019, respectively. Such adjustments are of a normal recurring nature.

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

4. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Property, plant and equipment:
Water service-related assets (1)	$96,921	$93,097
Furniture, fixtures and equipment	6,088	5,941
Other	598	598
Property, plant and equipment at cost	103,607	99,636
Less: accumulated depreciation	(18,130)	(11,313)
Property, plant and equipment, net	$85,477	$88,323

(1) Water service-related assets reflect assets related to water sourcing and water treatment projects.

Depreciation expense was $3.6 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $6.8 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively.

5. Real Estate Activity

As of June 30, 2020 and December 31, 2019, the Trust owned the following land and real estate (in thousands, except number of acres):

	June 30, 2020		December 31, 2019
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights)	849,784	$—	849,856	$—
Real estate acquired	52,232	108,296	51,931	107,075
Total real estate situated in 19 counties in Texas	902,016	$108,296	901,787	$107,075

No valuation allowance was necessary at June 30, 2020 and December 31, 2019.

Land Sales

For the six months ended June 30, 2020, the Trust sold approximately 527 acres of land in Texas (Loving, Pecos and Reeves Counties) for an aggregate sales price of approximately $4.4 million, an average of approximately $8,305 per acre. The aggregate sales price excludes a reduction of $2.7 million in land basis.

For the six months ended June 30, 2019, the Trust sold approximately 21,909 acres of land in Texas (Culberson, Glasscock, Hudspeth, Loving, Midland and Reeves Counties) for an aggregate sales price of approximately $108.4 million, an average of approximately $4,948 per acre. There was no land basis associated with land sales for the six months ended June 30, 2019.

Land Acquisitions

For the six months ended June 30, 2020, the Trust acquired approximately 756 acres of land in Texas (Culberson and Reeves Counties) for an aggregate purchase price of approximately $3.9 million, an average of approximately $5,134 per acre.

For the six months ended June 30, 2019, the Trust acquired approximately 21,671 acres of land in Texas (Culberson, Glasscock, Loving and Reeves Counties) for an aggregate purchase price of approximately $74.4 million, an average of approximately $3,434 per acre.

6. Royalty Interests

As of June 30, 2020 and December 31, 2019, the Trust owned the following oil and gas royalty interests (in thousands, except number of interests):

	Net Book Value
	June 30, 2020	December 31, 2019
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	46,265	29,320
Total royalty interests, gross	46,265	29,320
Less: accumulated depletion	(360)	(260)
Total royalty interests, net	$45,905	$29,060

No valuation allowance was necessary at June 30, 2020 and December 31, 2019.

For the six months ended June 30, 2020, the Trust acquired oil and gas royalty interests in approximately 1,017 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $16.9 million, an average price of approximately $16,668 per net royalty acre.

For the six months ended June 30, 2019, the Trust acquired oil and gas royalty interests in approximately 1,247 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $4.7 million, an average price of approximately $3,800 per net royalty acre.

7. Income Taxes

For the six months ended June 30, 2020 and 2019, income tax expense was $21.3 million and $48.8 million, respectively. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to statutory depletion allowed on mineral royalty income.

In response to the COVID-19 pandemic, many governments have enacted measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the six months ended June 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

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

Repurchases of Sub-shares

For the six months ended June 30, 2020, there were no Sub-shares repurchased. During the six months ended June 30, 2019, we purchased and retired 6,258 Sub-shares.

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

Segment financial results were as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Land and resource management	$32,881	$58,688	$89,539	$219,147
Water services and operations	21,687	28,622	61,623	59,487
Total consolidated revenues	$54,568	$87,310	$151,162	$278,634

Net income:
Land and resource management	$18,721	$37,194	$57,839	$160,311
Water services and operations	8,862	12,392	27,145	29,273
Total consolidated net income	$27,583	$49,586	$84,984	$189,584

Capital expenditures:
Land and resource management	$33	$881	$121	$1,415
Water services and operations	323	12,472	3,852	21,185
Total capital expenditures	$356	$13,353	$3,973	$22,600

Depreciation, depletion and amortization:
Land and resource management	$350	$261	$687	$438
Water services and operations	3,328	1,190	6,326	2,217
Total depreciation, depletion and amortization	$3,678	$1,451	$7,013	$2,655

The following table presents total assets and property, plant and equipment, net by segment as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Land and resource management	$432,912	$467,758
Water services and operations	120,688	130,418
Total consolidated assets	$553,600	$598,176

Property, plant and equipment, net:
Land and resource management	$3,976	$4,359
Water services and operations	81,501	83,964
Total consolidated property, plant and equipment, net	$85,477	$88,323

10. Oil and Gas Producing Activities

We measure the Trust’s share of oil and gas produced in barrels of equivalency (“BOEs”). One BOE equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. As of June 30, 2020 and December 31, 2019, the Trust’s share of oil and gas produced was approximately 15.7 and 13.7 thousand BOEs per day, respectively. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. The Trust has identified 583 and 486 DUC wells subject to our royalty interest as of June 30, 2020 and December 31, 2019, respectively.

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

Overview

Texas Pacific Land Trust (which together with its subsidiaries as the context requires, may be referred to as “Texas Pacific”, the “Trust”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 900,000 acres of land, comprised of a number of separate tracts, located in 19 counties in West Texas. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land and a 1/16th NPRI under approximately 371,000 acres of land in the western part of Texas, as well as approximately 4,000 additional net royalty acres (normalized to 1/8th). We were organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company. Our Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner.

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

We are not an oil and gas producer. Rather, our oil and gas revenue is derived from our oil and gas royalty interests. Thus, in addition to fluctuating in response to the market prices for oil and gas, our oil and gas royalty revenues are also subject to decisions made by the owners and operators of the oil and gas wells to which our royalty interests relate as to investments in and production from those wells. We monitor reports from the operators, the Texas Railroad Commission, and other private data providers to assure that we are being paid the appropriate royalties.
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

During the six months ended June 30, 2020, the Trust invested approximately $3.8 million in TPWR projects to develop water sourcing and water re-use assets.

Corporate Reorganization

As previously announced on March 23, 2020, our Trustees approved a plan to reorganize the Trust from its current structure to a corporation formed under the laws of the State of Delaware. We continue to progress towards the conversion. On June 15, 2020, the Trust announced the new corporation will be named Texas Pacific Land Corporation (“TPL Corp”) and the prospective members of the Board of Directors of TPL Corp. Additionally, a draft registration statement on Form 10 has been submitted to the SEC for review, on a non-public basis. It is currently anticipated that the corporate reorganization will be effective by the end of the third quarter of 2020, barring any unforeseen impacts of the COVID-19 pandemic or other developments, which could potentially extend this timeframe.

COVID-19 Pandemic and Market Conditions Update

The uncertainty surrounding the severity and duration of the COVID-19 pandemic, as well as dramatic declines in crude oil prices due in part to the global spread of COVID-19, continued to cause volatility in the global financial markets during the second quarter of 2020. The full impact of shut-in oil and gas wells, production curtailments and/or decreased investments in response to lower commodity prices and conservation of capital by the owners and operators of the oil and gas wells to which the Trust’s royalty interests relate, is unknown at this time. These events have negatively affected our business and results of operations for the three and six months ended June 30, 2020, and may continue to negatively affect, the Trust’s business and results of operations in future periods.

During these uncertain times, we have continued to generate positive operating results and remain focused on meeting the operational needs of our customers while maintaining a safe and healthy work environment for our employees. Our existing information technology infrastructure has afforded us the opportunity to allow our corporate employees to work remotely. We have deployed additional safety and sanitization measures, including quarantine facilities for our field employees, if needed.

In an effort to decrease ongoing operational costs, we have implemented certain cost reduction measures which include, but are not limited to, negotiated price reductions and discounts with certain vendors. We continue to monitor our customer base and outstanding accounts receivable balances as a means of minimizing any potential collection issues. As a royalty owner, we have no capital expenditure or operating expense burden for development of wells. Furthermore, our water operations currently have limited capital expenditure requirements, the amount and timing of which are entirely within our control.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The Trust continues to assess the provisions and potential impacts of this legislation; however, there have been no significant impacts to the Company's results of operations or financial position resulting from the CARES Act in the three and six months ended June 30, 2020.

Despite the uncertainty the record low oil prices and the COVID-19 pandemic have had on both the global and U.S. oil and gas industry as a whole, we believe our longevity in the industry and strong financial position provide us with the tools necessary to navigate these unprecedented times. We have no debt, a strong cash position (cash and cash equivalents were $258.4 million as of June 30, 2020) and we continue to maintain our capital resource allocation discipline.

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

Due to the continued economic impacts related to the severe drop in oil prices during the second quarter of 2020 and the COVID-19 pandemic, our results of operations for the three and six months ended June 30, 2020 have been negatively impacted. Given the uncertainty surrounding the duration of the COVID-19 pandemic, our results of operations may continue to be impacted in future periods.

For the three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Revenues. Revenues decreased $32.7 million, or 37.5%, to $54.6 million for the three months ended June 30, 2020 compared to $87.3 million for the three months ended June 30, 2019. Net income decreased $22.0 million, or 44.4%, to $27.6 million for the three months ended June 30, 2020 compared to $49.6 million for the three months ended June 30, 2019.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended June 30,
	2020		2019
Revenues:
Land and resource management:
Oil and gas royalties	$20,513	37%	$39,641	46%
Easements and other surface-related income	11,499	21%	14,165	16%
Land sales and other operating revenue	869	2%	4,882	6%
	32,881	60%	58,688	68%
Water services and operations:
Water sales and royalties	8,419	16%	20,430	23%
Easements and other surface-related income	13,268	24%	8,192	9%
	21,687	40%	28,622	32%
Total consolidated revenues	$54,568	100%	$87,310	100%

Net income:
Land and resource management	$18,721	68%	$37,194	75%
Water services and operations	8,862	32%	12,392	25%
Total consolidated net income	$27,583	100%	$49,586	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $25.8 million, or 44.0%, to $32.9 million for the three months ended June 30, 2020 as compared with $58.7 million for the comparable period of 2019. The decrease in Land and Resource Management segment revenues is due to decreases in oil and gas royalty revenue, easements and other surface-related income and land sales and other operating revenue, which are discussed below.

Oil and gas royalties. Oil and gas royalty revenue was $20.5 million for the three months ended June 30, 2020 compared to $39.6 million for the three months ended June 30, 2019. Oil royalty revenue was $16.8 million for the three months ended June 30, 2020, a decrease of 49.3% compared to the three months ended June 30, 2019 when oil royalty revenue was $33.1 million. This decrease in oil royalty revenue is principally due to a 54.0% decrease in the average price per royalty barrel of crude oil received, partially offset by a 10.6% increase in crude oil production subject to the Trust’s royalty interest during the three months ended June 30, 2020 compared to the same period in 2019. Gas royalty revenue was $3.7 million for the three months ended June 30, 2020, a decrease of 42.8% compared to the three months ended June 30, 2019 when gas royalty revenue was $6.5 million. The decrease in gas royalty revenue is principally due to a 53.7% decrease in the average price received, partially offset by a 49.6% increase in gas production during the three months ended June 30, 2020 compared to the same period in 2019.

Easements and other surface-related income. Easements and other surface-related income was $11.5 million for the three months ended June 30, 2020, a decrease of 18.8% compared to $14.2 million for the three months ended June 30, 2019. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales, and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a 35.8% decrease in pipeline easement income to $6.3 million for the three months ended June 30, 2020 from $9.9 million for the three months ended June 30, 2019. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. The demand for pipeline easements is determined by capital decisions made by companies that operate in the areas where we own land. As such, easements and other surface-related income is unpredictable and may vary significantly from period to period.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. Land sales were $0.8 million and $4.8 million for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, we sold approximately 497 acres of land for an aggregate sales price of approximately $3.5 million, or approximately $6,995 per acre. The aggregate sales price of $3.5 million for the three months ended June 30, 2020 excludes a reduction of $2.7 million in land basis. For the three months ended June 30, 2019, we sold approximately 658 acres of land for an aggregate sales price of approximately $4.8 million, or approximately $7,260 per acre. There was no land basis associated with land sales for the three months ended June 30, 2019.

Net income. Net income for the Land and Resource Management segment was $18.7 million for the three months ended June 30, 2020 compared to $37.2 million for the three months ended June 30, 2019. Expenses, including income tax expense, for the Land and Resource Management segment were $14.2 million and $21.5 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in expenses was principally related to decreases in legal and professional fees. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues decreased 24.2% to $21.7 million for the three months ended June 30, 2020 as compared with $28.6 million for the comparable period of 2019. The decrease in Water Services and Operations segment revenues is due to changes in water sales and royalty revenue and easements and other surface-related income, which are discussed below.

Water sales and royalties. Water sales and royalty revenue was $8.4 million for the three months ended June 30, 2020, a decrease of $12.0 million or 58.8%, compared with the three months ended June 30, 2019 when water sales and royalty revenue was $20.4 million. This decrease was principally due to a 48.0% decrease in the number of barrels of sourced and treated water sold and a $2.9 million decrease in water royalties in the second quarter of 2020 compared to the same period in 2019.

Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the three months ended June 30, 2020, the combined income from these revenue streams was $13.3 million, an increase of 62.0%, as compared to $8.2 million for the three months ended June 30, 2019. The increase in easements and other surface-related income was principally related to an increase in produced water royalties for the three months ended June 30, 2020 compared to the same period of 2019.

Net income. Net income for the Water Services and Operations segment was $8.9 million for the three months ended June 30, 2020 compared to $12.4 million for the three months ended June 30, 2019. As discussed above, revenues for the Water Services and Operations segment decreased 24.2% for the three months ended June 30, 2020 compared to the same period of 2019. Expenses, including income tax expense, for the Water Services and Operations segment were $12.8 million for the three months ended June 30, 2020 as compared to $16.2 million for the three months ended June 30, 2019. The decrease in expenses during 2020 is principally related to decreased water service-related operating expenses, primarily fuel, equipment rental and repairs and maintenance related to decreased sourcing and transfer of water. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $8.9 million for the three months ended June 30, 2020 compared to $7.7 million for the comparable period of 2019. The increase in salaries and related employee expenses is principally related to the increase in the number of employees from 78 employees as of June 30, 2019 to 101 as of June 30, 2020.

Water service-related expenses. Water service-related expenses were $2.2 million for the three months ended June 30, 2020 compared to $5.7 million for the comparable period of 2019. The decrease in expenses during 2020 is principally related to decreased fuel, equipment rental and repairs and maintenance related to the 48.0% decrease in the number of barrels of sourced and treated water sold as previously discussed.

General and administrative expenses. General and administrative expenses increased $0.4 million to $2.4 million for the three months ended June 30, 2020 from $2.1 million for the same period of 2019. The increase in general and administrative expenses is primarily related to increased expenses associated with computer-related software and services and additional liability insurance during the three months ended June 30, 2020 compared to the same period of 2019.

Legal and professional expenses. Legal and professional fees were $2.6 million for the three months ended June 30, 2020 compared to $7.9 million for the comparable period of 2019. Legal and professional fees for the three months ended June 30, 2020 principally related to our anticipated corporate reorganization. See further information regarding the anticipated corporate reorganization in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Corporate Reorganization”. Legal and professional fees for the three months ended June 30, 2019 principally related to the proxy contest to elect a new Trustee.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $3.7 million for the three months ended June 30, 2020 compared to $1.5 million for the three months ended June 30, 2019. The increase in depreciation, depletion and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2020 and 2019 and, to a lesser extent, additional depreciation expense related to the change in estimated useful lives of certain water service-related assets during the third quarter of 2019.

For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Revenues. Revenues decreased $127.5 million, or 45.7%, to $151.2 million for the six months ended June 30, 2020 compared to $278.6 million for the six months ended June 30, 2019. Net income decreased $104.6 million, or 55.2%, to $85.0 million for the six months ended June 30, 2020 compared to $189.6 million for the six months ended June 30, 2019. Revenues and net income for the six months ended June 30, 2019 included a $100 million land sale. Excluding the impact of the 2019 land sale, revenues and net income (net of income tax) for the six months ended June 30, 2019 were $178.6 million and $110.6 million, respectively.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Six Months Ended June 30,
	2020		2019
Revenues:
Land and resource management:
Oil and gas royalties	$62,873	42%	$72,854	25%
Easements and other surface-related income	24,797	16%	37,650	14%
Land sales and other operating revenue	1,869	1%	108,643	39%
	89,539	59%	219,147	78%
Water services and operations:
Water sales and royalties	35,386	24%	43,413	16%
Easements and other surface-related income	26,237	17%	16,074	6%
	61,623	41%	59,487	22%
Total consolidated revenues	$151,162	100%	$278,634	100%

Net income:
Land and resource management	$57,839	68%	$160,311	85%
Water services and operations	27,145	32%	29,273	15%
Total consolidated net income	$84,984	100%	$189,584	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $129.6 million, or 59.1%, to $89.5 million for the six months ended June 30, 2020 as compared with $219.1 million for the comparable period of 2019. Segment revenues for the six months ended June 30, 2019 include a $100 million land sale. Excluding the $100 million land sale, segment revenues for the six months ended June 30, 2019 were $119.1 million. The decrease in Land and Resource Management segment revenues is due to decreases in oil and gas royalty revenue, easements and other surface-related income and land sales and other operating revenue, which are discussed below.

Oil and gas royalties. Oil and gas royalty revenue was $62.9 million for the six months ended June 30, 2020 compared to $72.9 million for the six months ended June 30, 2019. Oil royalty revenue was $52.7 million for the six months ended June 30, 2020, a decrease of 11.5% compared to the six months ended June 30, 2019 when oil royalty revenue was $59.5 million. This decrease in oil royalty revenue is principally due to a 19.9% decrease in the average price per royalty barrel of crude oil received, partially offset by a 10.9% increase in crude oil production subject to the Trust’s royalty interest during the six months ended June 30, 2020 compared to the same period in 2019. Gas royalty revenue was $10.2 million for the six months ended June 30, 2020, a decrease of 23.6% compared to the six months ended June 30, 2019 when gas royalty revenue was $13.3 million. The decrease in gas royalty revenue was principally due to a 34.2% decrease in the average price received, partially offset by a 30.1% increase in gas production during the six months ended June 30, 2020 compared to the same period of 2019.

Easements and other surface-related income. Easements and other surface-related income was $24.8 million for the six months ended June 30, 2020, a decrease of 34.1% compared to $37.7 million for the six months ended June 30, 2019. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales, and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a 53.1% decrease in pipeline easement income to $12.4 million for the six months ended June 30, 2020 from $26.4 million for the six months ended June 30, 2019. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. The demand for pipeline easements is determined by capital decisions made by companies that operate in the areas where we own land. As such, easements and other surface-related income is unpredictable and may vary significantly from period to period.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. Land sales were $1.7 million and $108.4 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, we sold approximately 527 acres of land for an aggregate sales price of approximately $4.4 million, or approximately $8,305 per acre. The aggregate sales price of $4.4 million for the six months ended June 30, 2020 excludes a reduction of $2.7 million in land basis. For the six months ended June 30, 2019, we sold approximately 21,909 acres of land for an aggregate sales price of approximately $108.4 million, or approximately $4,948 per acre. There was no land basis associated with land sales for the six months ended June 30, 2019.

Net income. Net income for the Land and Resource Management segment was $57.8 million for the six months ended June 30, 2020 compared to $160.3 million for the six months ended June 30, 2019. As discussed above, 2019 revenues for the Land and Resource Management segment included a $100 million land sale. Excluding the impact of the 2019 land sale (net of income tax), net income for the first six months ended June 30, 2019 was $81.3 million. Expenses, including income tax expense, for the Land and Resource Management segment were $31.7 million and $58.8 million, respectively. The decrease in expenses during 2020 is principally related to the approximately $21.0 million in income tax expense associated with the $100 million land sale that occurred during the six months ended June 30, 2019 and no comparable sale of assets having occurred during the same period of 2020. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues increased 3.6% to $61.6 million for the six months ended June 30, 2020 as compared with $59.5 million for the comparable period of 2019. The increase in Water Services and Operations segment revenues is due to changes in water sales and royalty revenue and easements and other surface-related income, which are discussed below.

Water sales and royalties. Water sales and royalty revenue was $35.4 million for the six months ended June 30, 2020, a decrease of $8.0 million or 18.5%, compared with the six months ended June 30, 2019 when water sales and royalty revenue was $43.4 million. This decrease was principally due to a $5.1 million decrease in water royalties for the six months ended June 30, 2020 compared to the same period in 2019.

Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the six months ended June 30, 2020, the combined income from these revenue streams was $26.2 million, an increase of 63.2%, as compared to $16.1 million for the six months ended June 30, 2019. The increase in easements and other surface-related income was principally related to an increase in produced water royalties for the six months ended June 30, 2020 compared to the same period of 2019.

Net income. Net income for the Water Services and Operations segment was $27.1 million for the six months ended June 30, 2020 compared to $29.3 million for the six months ended June 30, 2019. As discussed above, revenues for the Water Services and Operations segment increased 3.6% for the six months ended June 30, 2020 compared to the same period of 2019. Expenses, including income tax expense, for the Water Services and Operations segment were $34.5 million for the six months ended June 30, 2020 as compared to $30.2 million for the six months ended June 30, 2019. The increase in expenses during 2020 is principally related to the $4.1 million increase in depreciation expense resulting from the Trust’s investment in assets placed in service in 2020 and 2019. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $19.6 million for the six months ended June 30, 2020 compared to $14.2 million for the comparable period of 2019. The increase in salaries and related employee expenses is principally related to the increase in the number of employees from 78 employees as of June 30, 2019 to 101 as of June 30, 2020.

Water service-related expenses. Water service-related expenses were $8.9 million for the six months ended June 30, 2020 compared to $10.3 million for the comparable period of 2019. This decrease in expenses was principally the result of a decrease in fuel and equipment rental to source and transfer water, partially offset by increased repairs and maintenance expenses.

General and administrative expenses. General and administrative expenses increased $1.2 million to $5.4 million for the six months ended June 30, 2020 from $4.2 million for the same period of 2019. The increase in general and administrative expenses is primarily related to increased expenses associated with computer-related software and services, additional liability insurance and our independent contractor service providers during the six months ended June 30, 2020 compared to the same period of 2019.

Legal and professional expenses. Legal and professional fees were $5.0 million for the six months ended June 30, 2020 compared to $9.6 million for the comparable period of 2019. Legal and professional fees for the six months ended June 30, 2020 principally related to our anticipated corporate reorganization. See further information regarding the anticipated corporate reorganization in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Corporate Reorganization”. Legal and professional fees for the six months ended June 30, 2019 principally related to the proxy contest to elect a new Trustee.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $7.0 million for the six months ended June 30, 2020 compared to $2.7 million for the six months ended June 30, 2019. The increase in depreciation, depletion and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2020 and 2019 and to a lesser extent, additional depreciation expense related to the change in estimated useful lives of certain water service-related assets during the third quarter of 2019.

Cash Flow Analysis

For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Cash flows provided by operating activities for the six months ended June 30, 2020 and 2019 were $100.8 million and $220.0 million, respectively. Cash flows provided by operating activities for the six months ended June 30, 2019 included proceeds from a $100 million land sale consummated in January 2019. Excluding the impact of the 2019 land sale on cash flows in 2019, cash flows provided by operating activities decreased for the six months ended June 30, 2020 as compared to the same period of 2019. This decrease was primarily related to decreased proceeds from oil and gas royalties and water sales and royalties collected during the six months ended June 30, 2020.

Cash flows used in investing activities were $22.0 million compared to $102.0 million for the six months ended June 30, 2020 and 2019, respectively. Acquisitions of land and purchases of fixed assets decreased a combined $89.1 million for the six months ended June 30, 2020 compared to the same period of 2019. This decrease was partially offset by the $11.9 million increase in the acquisition of royalty interests compared to the same periods.

Cash flows used in financing activities were $124.1 million compared to $50.9 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Trust paid total dividends of $124.1 million consisting of a regular cash dividend of $10.00 per Sub-share Certificate (“Sub-share”) and a special dividend of $6.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2020. During the six months ended June 30, 2019, the Trust paid total dividends of $46.5 million consisting of a regular cash dividend of $1.75 per Sub-share and a special dividend of $4.25 per Sub-share to each sub-shareholder of record at the close of business on March 8, 2019.

Liquidity and Capital Resources

We continuously review our liquidity and capital resources. The Trust’s principal sources of liquidity are its revenues from oil and gas royalties, easements and other surface-related income, and water and land sales. Our primary liquidity and capital requirements are for capital expenditures related to our Water Services and Operations segment, working capital and general corporate needs. If market conditions were to change, for instance due to the uncertainty created by the COVID-19 pandemic and/or the significant decline in oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Should this occur, we could seek alternative sources of funding, including potential future borrowing under a credit facility or other financing options.

As of June 30, 2020, we had cash and cash equivalents of $258.4 million that we expect to utilize, along with cash flow from operations, to provide capital to support the operation of our business, particularly TPWR, to potentially repurchase additional Sub-shares subject to market conditions, and for general corporate purposes. We currently believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Item 1A. Risk Factors

The following risk factors supplement the risk factors contained in Part I, Item 1A. “Risk Factors” set forth in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Our oil and gas royalty revenue is dependent upon the market prices of oil and gas, which fluctuate.

The oil and gas royalties that we receive are dependent upon the market prices for oil and gas. When lower market prices for oil and gas occur, they will have an adverse effect on our oil and gas royalty revenues. In 2020, our oil and gas royalties were impacted by lower oil and gas prices and may continue to be affected in future periods. The market prices for oil and gas are subject to national and international economic and political conditions and, in the past, have been subject to significant price fluctuations. Price fluctuations for oil and gas have been particularly volatile in recent years and prices have recently experienced a severe decrease due to increased supply by member nations of the Organization of the Petroleum Exporting Countries (“OPEC”) and general economic downturn. At the same time, COVID-19 has spread to many nations of the world and has resulted in the implementation of numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. The reduction of economic activity has significantly reduced the global demand for oil and gas. The scale and duration of the impact of these factors remain unknowable but could lead to an increase in our operating costs and/or a decrease in our revenues and have a material impact on our business segments and earnings, cash flow and financial condition.

Demand for TPWR’s products and services is substantially dependent on the levels of expenditures by our customers. The recent oil and gas industry downturn has (and current market conditions have) resulted in reduced demand for oilfield services and lower expenditures by our customers, which has adversely impacted our earnings, cash flow and financial condition and may continue to do so in the future.

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

In 2020, the results of operations for the Water Services and Operations segment have been impacted by reduced demand and declines in expenditures by our customers and may continue to be impacted in future periods.

Global health threats may adversely affect our business.

Our business has been adversely affected by the effects of the recent outbreak of COVID-19. A significant outbreak of contagious diseases in the human population and resulting widespread health crisis has adversely affected the economies and financial markets of many countries, resulting in an economic downturn, reduced demand for oil and gas and interruption to supply chains related to oil and gas. The reduction of economic activity and reduced global demand for oil and gas related to COVID-19 and actions taken by governments to mitigate the spread of the virus could lead to an increase in our operating costs and may continue to have a material impact on our business segments and earnings, cash flow and financial condition.

We may not be able to complete our proposed corporate reorganization or achieve some or all of the expected benefits of the corporate reorganization, and the corporate reorganization may adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Trust did not repurchase any Sub-shares during the three months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Stockholders’ Agreement dated June 11, 2020 (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on June 15, 2020 (File No. 001-00737)).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on June 30, 2020 (File No. 001-00737)).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following information from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL.

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date:	August 6, 2020	By:	/s/ Tyler Glover
Tyler Glover, General Agent, Secretary and
Chief Executive Officer

Date:	August 6, 2020	By:	/s/ Robert J. Packer
Robert J. Packer, General Agent and
Chief Financial Officer