Form 10-Q
period 2020-09-30
TEXAS PACIFIC LAND TRUST
filed 2020-11-05
CIK 97517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
Yes ☐ No ☑

As of October 30, 2020, the Registrant had 7,756,156 Sub-share Certificates outstanding.

TEXAS PACIFIC LAND TRUST
Form 10-Q
Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash and cash equivalents	$315,759	$303,645
Accrued receivables, net	41,172	62,995
Other assets	3,874	3,980
Property, plant and equipment, net of accumulated depreciation of $21,619 and $11,313 as of September 30, 2020 and December 31, 2019, respectively	82,330	88,323
Real estate acquired	109,733	107,075
Royalty interests acquired, net of accumulated depletion of $582 and $260 as of September 30, 2020 and December 31, 2019, respectively	45,683	29,060
Operating lease right-of-use assets	2,630	3,098
Real estate and royalty interests assigned through the 1888 Declaration of Trust, no value assigned:
Land (surface rights)	—	—
1/16th nonparticipating perpetual royalty interest	—	—
1/128th nonparticipating perpetual royalty interest	—	—
Total assets	$601,181	$598,176

LIABILITIES AND CAPITAL

Accounts payable and accrued expenses	$15,846	$19,193
Income taxes payable	2,716	5,271
Deferred taxes payable	40,741	40,827
Unearned revenue	19,669	17,381
Operating lease liabilities	2,982	3,367
Total liabilities	81,954	86,039

Commitments and contingencies	—	—

Capital:
Certificates of Proprietary Interest, par value $100 each; none outstanding	—	—
Sub-share Certificates in Certificates of Proprietary Interest, par value $0.0333 each; outstanding 7,756,156 Sub-share Certificates as of September 30, 2020 and December 31, 2019	—	—
Accumulated other comprehensive loss	(1,421)	(1,461)
Net proceeds from all sources	520,648	513,598
Total capital	519,227	512,137
Total liabilities and capital	$601,181	$598,176
See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND TOTAL COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Oil and gas royalties	$31,758	$38,259	$94,631	$111,113
Easements and other surface-related income	18,936	33,911	69,970	87,635
Water sales and royalties	12,139	21,654	47,525	65,067
Land sales	11,463	4,621	15,855	113,020
Other operating revenue	87	85	269	329
Total revenues	74,383	98,530	228,250	377,164

Expenses:
Salaries and related employee expenses	7,678	8,537	27,235	22,742
Water service-related expenses	2,260	5,122	11,205	15,423
General and administrative expenses	1,883	2,864	7,290	6,877
Legal and professional fees	1,987	5,558	6,955	15,198
Land sales expenses	67	—	2,773	225
Depreciation, depletion and amortization	3,760	2,631	10,773	5,286
Total operating expenses	17,635	24,712	66,231	65,751

Operating income	56,748	73,818	162,019	311,413

Other income, net	1,287	941	2,306	1,771
Income before income taxes	58,035	74,759	164,325	313,184
Income tax expense (benefit):
Current	11,146	9,918	33,153	43,485
Deferred	614	4,819	(86)	20,093
Total income tax expense	11,760	14,737	33,067	63,578
Net income	$46,275	$60,022	$131,258	$249,606

Other comprehensive income — periodic pension costs, net of income taxes of $4, $2, $11 and $7, respectively	13	9	40	27
Total comprehensive income	$46,288	$60,031	$131,298	$249,633

Weighted average number of Sub-share Certificates outstanding	7,756,156	7,756,156	7,756,156	7,756,643

Net income per Sub-share Certificate — basic and diluted	$5.97	$7.74	$16.92	$32.18

Cash dividends per Sub-share Certificate	$—	$—	$16.00	$6.00
See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF NET PROCEEDS FROM ALL SOURCES
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net proceeds from all sources:
Balance, beginning of period	$474,373	$384,454	$513,598	$245,769
Net income	46,275	60,022	131,258	249,606
Dividends paid	—	—	(124,098)	(46,546)
Repurchase and retirement of Sub-share Certificates of Proprietary Interest	—	—	—	(4,353)
Cumulative effect of accounting change	—	—	(110)	—
Balance, end of period	520,648	444,476	520,648	444,476

Accumulated other comprehensive income (loss):
Balance, beginning of period	(1,434)	(1,060)	(1,461)	(1,078)
Periodic pension costs, net of income taxes	13	9	40	27
Balance, end of period	(1,421)	(1,051)	(1,421)	(1,051)
Total capital	$519,227	$443,425	$519,227	$443,425

TEXAS PACIFIC LAND TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$131,258	$249,606
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(86)	20,093
Depreciation, depletion and amortization	10,773	5,286
Land sales revenue recognized on land exchanges	(1,415)	—
Changes in operating assets and liabilities:
Operating assets, excluding income taxes	24,878	(18,278)
Prepaid income taxes	—	9,398
Operating liabilities, excluding income taxes	(1,404)	15,361
Income taxes payable	(2,555)	2,757
Cash provided by operating activities	161,449	284,223

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	117
Acquisition of land	(3,966)	(74,410)
Acquisition of royalty interests	(16,945)	(5,017)
Purchase of fixed assets	(4,326)	(27,579)
Cash used in investing activities	(25,237)	(106,889)

Cash flows from financing activities:
Purchase of Sub-share Certificates in Certificates of Proprietary Interest	—	(4,353)
Dividends paid	(124,098)	(46,546)
Cash used in financing activities	(124,098)	(50,899)

Net increase in cash, cash equivalents and restricted cash	12,114	126,435
Cash, cash equivalents and restricted cash, beginning of period	303,645	123,446
Cash, cash equivalents, and restricted cash, end of period	$315,759	$249,881

Supplemental disclosure of cash flow information:
Income taxes paid	$35,719	$31,337
Supplemental non-cash investing information:
Operating lease right-of-use assets	$—	$3,712
Land exchange	$1,415	$—

See accompanying notes to condensed consolidated financial statements.

TEXAS PACIFIC LAND TRUST
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Description of Business Segments

Texas Pacific Land Trust (which, together with its subsidiaries as the context requires, may be referred to as “Texas Pacific”, the “Trust”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 880,000 acres of land in West Texas. Texas Pacific was organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company, and to issue transferable Certificates of Proprietary Interest pro rata to the original holders of certain debt securities of the Texas and Pacific Railway Company.

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

Corporate Reorganization

As previously announced on March 23, 2020, our Trustees approved a plan to reorganize the Trust from its current structure to a corporation formed under the laws of the State of Delaware. We continue to progress toward the conversion. On June 15, 2020, the Trust announced the new corporation will be named Texas Pacific Land Corporation (“TPL Corp”) and the prospective members of the Board of Directors of TPL Corp. Additionally, a draft registration statement on Form 10 has been submitted to the Securities and Exchange Commission (the “SEC”) for review, on a non-public basis. The Trust continues to make progress toward effecting its planned corporate reorganization into a Delaware corporation and currently anticipates to be in a position to move forward with the reorganization by the end of the fourth quarter of 2020.

COVID-19 Pandemic and Market Conditions

The uncertainty surrounding the severity and duration of the COVID-19 pandemic, as well as dramatic declines in crude oil prices due in part to the global spread of COVID-19, has caused volatility in the global financial markets including the oil and gas industry. The full impact of shut-in oil and gas wells, production curtailments and/or decreased investments in response to lower commodity prices and conservation of capital by the owners and operators of the oil and gas wells to which the Trust’s royalty interests relate, is unknown at this time. These events have negatively affected the Trust’s business and results of operations for the three and nine months ended September 30, 2020.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The Trust continues to assess the provisions and potential impacts of this legislation; however, there have been no significant impacts to the Company's results of operations or financial position resulting from the CARES Act in the three and nine months ended September 30, 2020.

2.    Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position of the Trust as of September 30, 2020 and the results of its operations for the three and nine months ended September 30, 2020 and 2019, respectively, and its cash flows for the nine months ended September 30, 2020 and 2019, respectively. Such adjustments are of a normal recurring nature.

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

Reclassifications

Certain financial information on the condensed consolidated statements of income for the three and nine months ended September 30, 2019 have been revised to conform to the current year presentation. These revisions include a reclass of $0.2 million of land sales expenses for the nine months ended September 30, 2019 previously included in general and administrative expenses to a separate financial statement line item within operating expenses. Land sales expenses include cost basis and closing costs associated with land sales.

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

4.    Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Property, plant and equipment:
Water service-related assets (1)	$97,256	$93,097
Furniture, fixtures and equipment	6,095	5,941
Other	598	598
Property, plant and equipment at cost	103,949	99,636
Less: accumulated depreciation	(21,619)	(11,313)
Property, plant and equipment, net	$82,330	$88,323

(1)    Water service-related assets reflect assets related to water sourcing and water treatment projects.

Depreciation expense was $3.5 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $10.3 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively.

5.    Real Estate Activity

As of September 30, 2020 and December 31, 2019, the Trust owned the following land and real estate (in thousands, except number of acres):

	September 30, 2020		December 31, 2019
	Number of Acres	Net Book Value	Number of Acres	Net Book Value
Land (surface rights)	823,485	$—	849,856	$—
Real estate acquired	57,850	109,733	51,931	107,075
Total real estate situated in 19 counties in Texas	881,335	$109,733	901,787	$107,075

No valuation allowance was necessary at September 30, 2020 and December 31, 2019.

Land Sales

For the nine months ended September 30, 2020, the Trust sold approximately 21,347 acres of land in Texas (Culberson, Hudspeth, Loving, Pecos and Reeves Counties) for an aggregate sales price of approximately $14.5 million, an average of approximately $676 per acre. Additionally, the Trust recognized land sales revenue of $1.4 million for the nine months ended September 30, 2020 related to land exchanges where the Trust had no cost basis in the land conveyed.

For the nine months ended September 30, 2019, the Trust sold approximately 21,986 acres of land in Texas (Culberson, Glasscock, Hudspeth, Loving, Midland and Reeves Counties) for an aggregate sales price of approximately $113.0 million, an average of approximately $5,141 per acre.

Land Acquisitions

For the nine months ended September 30, 2020, the Trust acquired approximately 756 acres of land in Texas (Culberson and Reeves Counties) for an aggregate purchase price of approximately $3.9 million, an average of approximately $5,134 per acre (excludes land acquired through land exchanges discussed above).

For the nine months ended September 30, 2019, the Trust acquired approximately 21,671 acres of land in Texas (Culberson, Glasscock, Loving and Reeves Counties) for an aggregate purchase price of approximately $74.4 million, an average of approximately $3,434 per acre.

6.    Royalty Interests

As of September 30, 2020 and December 31, 2019, the Trust owned the following oil and gas royalty interests (in thousands, except number of interests):

	Net Book Value
	September 30, 2020	December 31, 2019
1/16th nonparticipating perpetual royalty interests	$—	$—
1/128th nonparticipating perpetual royalty interests	—	—
Royalty interests acquired	46,265	29,320
Total royalty interests, gross	46,265	29,320
Less: accumulated depletion	(582)	(260)
Total royalty interests, net	$45,683	$29,060

No valuation allowance was necessary at September 30, 2020 and December 31, 2019.

For the nine months ended September 30, 2020, the Trust acquired oil and gas royalty interests in approximately 1,017 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $16.9 million, an average price of approximately $16,668 per net royalty acre.

For the nine months ended September 30, 2019, the Trust acquired oil and gas royalty interests in approximately 1,247 net royalty acres (normalized to 1/8th) for an aggregate purchase price of $4.7 million, an average price of approximately $3,800 per net royalty acre.

7.    Income Taxes

For the nine months ended September 30, 2020 and 2019, income tax expense was $33.1 million and $63.6 million, respectively. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to statutory depletion allowed on mineral royalty income.

In response to the COVID-19 pandemic, many governments have enacted measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the nine months ended September 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

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

Repurchases of Sub-shares

For the nine months ended September 30, 2020, there were no Sub-shares repurchased. During the nine months ended September 30, 2019, we purchased and retired 6,258 Sub-shares.

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

The Land and Resource Management segment encompasses the business of managing approximately 880,000 acres of land and related resources in West Texas owned by the Trust. The revenue streams of this segment consist primarily of royalties from oil and gas, revenues from easements and commercial leases and land and material sales.

The Water Services and Operations segment encompasses the business of providing a full-service water offering to operators in the Permian Basin. The revenue streams of this segment principally consist of revenue generated from sales of sourced and treated water as well as revenue from produced water royalties.

Segment financial results were as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Land and resource management	$49,896	$65,076	$142,140	$284,223
Water services and operations	24,487	33,454	86,110	92,941
Total consolidated revenues	$74,383	$98,530	$228,250	$377,164

Net income:
Land and resource management	$34,359	$43,911	$92,197	$204,222
Water services and operations	11,916	16,111	39,061	45,384
Total consolidated net income	$46,275	$60,022	$131,258	$249,606

Capital expenditures:
Land and resource management	$—	$29	$121	$1,445
Water services and operations	353	4,949	4,205	26,134
Total capital expenditures	$353	$4,978	$4,326	$27,579

Depreciation, depletion and amortization:
Land and resource management	$505	$257	$1,192	$695
Water services and operations	3,255	2,374	9,581	4,591
Total depreciation, depletion and amortization	$3,760	$2,631	$10,773	$5,286

The following table presents total assets and property, plant and equipment, net by segment as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Land and resource management	$490,026	$467,758
Water services and operations	111,155	130,418
Total consolidated assets	$601,181	$598,176

Property, plant and equipment, net:
Land and resource management	$3,736	$4,359
Water services and operations	78,594	83,964
Total consolidated property, plant and equipment, net	$82,330	$88,323

10.    Oil and Gas Producing Activities

We measure the Trust’s share of oil and gas produced in barrels of equivalency (“BOEs”). One BOE equals one barrel of crude oil, condensate, NGLs (natural gas liquids) or approximately 6,000 cubic feet of gas. As of September 30, 2020 and December 31, 2019, the Trust’s share of oil and gas produced was approximately 15.7 and 13.7 thousand BOEs per day, respectively. Reserves related to the Trust’s royalty interests are not presented because the information is unavailable.

There are a number of oil and gas wells that have been drilled but are not yet completed (“DUC”) where the Trust has a royalty interest. The number of DUC wells is determined using uniform drilling spacing units with pooled interests for all wells awaiting completion. The Trust has identified 582 and 486 DUC wells subject to our royalty interest as of September 30, 2020 and December 31, 2019, respectively.

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

Overview

Texas Pacific Land Trust (which, together with its subsidiaries as the context requires, may be referred to as “Texas Pacific”, the “Trust”, “our”, “we” or “us”) is one of the largest landowners in the State of Texas with approximately 880,000 acres of land, comprised of a number of separate tracts, located in 19 counties in West Texas. Additionally, we own a 1/128th nonparticipating perpetual oil and gas royalty interest (“NPRI”) under approximately 85,000 acres of land and a 1/16th NPRI under approximately 371,000 acres of land in the western part of Texas, as well as approximately 4,000 additional net royalty acres (normalized to 1/8th). We were organized under a Declaration of Trust, dated February 1, 1888, to receive and hold title to extensive tracts of land in the State of Texas, previously the property of the Texas and Pacific Railway Company. Our Trustees are empowered under the Declaration of Trust to manage the lands with all the powers of an absolute owner.

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

During the nine months ended September 30, 2020, the Trust invested approximately $4.2 million in TPWR projects to develop water sourcing and water re-use assets.

Corporate Reorganization

As previously announced on March 23, 2020, our Trustees approved a plan to reorganize the Trust from its current structure to a corporation formed under the laws of the State of Delaware. We continue to progress toward the conversion. On June 15, 2020, the Trust announced the new corporation will be named Texas Pacific Land Corporation (“TPL Corp”) and the prospective members of the Board of Directors of TPL Corp. Additionally, a draft registration statement on Form 10 has been submitted to the Securities and Exchange Commission (the “SEC”) for review, on a non-public basis. The Trust continues to make progress toward effecting its planned corporate reorganization into a Delaware corporation and currently anticipates to be in a position to move forward with the reorganization by the end of the fourth quarter of 2020.

COVID-19 Pandemic and Market Conditions Update

The uncertainty surrounding the severity and duration of the COVID-19 pandemic, as well as dramatic declines in crude oil prices due in part to the global spread of COVID-19, has caused volatility in the global financial markets including the oil and gas industry. The full impact of shut-in oil and gas wells, production curtailments and/or decreased investments in response to lower commodity prices and conservation of capital by the owners and operators of the oil and gas wells to which the Trust’s royalty interests relate, is unknown at this time. While uncertainty remains around COVID-19 mitigation measures and re-opening efforts, we believe demand is beginning to recover. These events have negatively affected our business and results of operations for the three and nine months ended September 30, 2020, and may continue to negatively affect the Trust’s business and results of operations in future periods.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The Trust continues to assess the provisions and potential impacts of this legislation; however, there have been no significant impacts to the Company's results of operations or financial position resulting from the CARES Act in the three and nine months ended September 30, 2020.

Despite the uncertainty caused by the COVID-19 pandemic and the record low oil prices have had on both the global and U.S. oil and gas industry as a whole, we believe our longevity in the industry and strong financial position provide us with the tools necessary to navigate these unprecedented times. We have no debt, a strong cash position (cash and cash equivalents were $315.8 million as of September 30, 2020) and we continue to maintain our capital resource allocation discipline.

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

Due to the continued economic impacts related to the COVID-19 pandemic and dramatic declines in crude oil prices during the second and third quarters of 2020, our results of operations for the three and nine months ended September 30, 2020 have been negatively impacted. Given the uncertainty surrounding the severity and duration of the COVID-19 pandemic, our results of operations may continue to be impacted in future periods.

For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Revenues. Revenues decreased $24.1 million, or 24.5%, to $74.4 million for the three months ended September 30, 2020 compared to $98.5 million for the three months ended September 30, 2019. Net income decreased $13.7 million, or 22.9%, to $46.3 million for the three months ended September 30, 2020 compared to $60.0 million for the three months ended September 30, 2019.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Three Months Ended September 30,
	2020		2019
Revenues:
Land and resource management:
Oil and gas royalties	$31,758	43%	$38,259	39%
Easements and other surface-related income	6,588	9%	22,111	22%
Land sales and other operating revenue	11,550	15%	4,706	5%
	49,896	67%	65,076	66%
Water services and operations:
Water sales and royalties	12,139	16%	21,654	22%
Easements and other surface-related income	12,348	17%	11,800	12%
	24,487	33%	33,454	34%
Total consolidated revenues	$74,383	100%	$98,530	100%

Net income:
Land and resource management	$34,359	74%	$43,911	73%
Water services and operations	11,916	26%	16,111	27%
Total consolidated net income	$46,275	100%	$60,022	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $15.2 million, or 23.3%, to $49.9 million for the three months ended September 30, 2020 as compared with $65.1 million for the comparable period of 2019. The decrease in Land and Resource Management segment revenues is principally due to decreases in oil and gas royalty revenue and easements and other surface-related income, partially offset by an increase in land sales and other operating revenue, which are discussed below.

Oil and gas royalties. Oil and gas royalty revenue was $31.8 million for the three months ended September 30, 2020 compared to $38.3 million for the three months ended September 30, 2019. Oil royalty revenue was $24.1 million for the three months ended September 30, 2020, a decrease of 27.2% compared to the three months ended September 30, 2019 when oil royalty revenue was $33.1 million. This decrease in oil royalty revenue is principally due to a 31.9% decrease in the average price per royalty barrel of crude oil received, partially offset by a 7.3% increase in crude oil production subject to the Trust’s royalty interests during the three months ended September 30, 2020 compared to the same period in 2019. Gas royalty revenue was $7.7 million for the three months ended September 30, 2020, an increase of 48.2% compared to the three months ended September 30, 2019 when gas royalty revenue was $5.2 million. This increase in gas royalty revenue is principally due to a 61.0% increase in the average price received for gas production, partially offset by a 2.5% decrease in gas production subject to the Trust’s royalty interests during the three months ended September 30, 2020 compared to the same period in 2019.

Easements and other surface-related income. Easements and other surface-related income was $6.6 million for the three months ended September 30, 2020, a decrease of 70.2% compared to $22.1 million for the three months ended September 30, 2019. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales, and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a 77.4% decrease in pipeline easement income to $2.9 million for the three months ended September 30, 2020 from $12.8 million for the three months ended September 30, 2019. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. The demand for pipeline easements is determined by capital decisions made by companies that operate in the areas where we own land. As such, easements and other surface-related income is unpredictable and may vary significantly from period to period.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. Land sales were $11.5 million and $4.6 million for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, we sold approximately 20,820 acres of land for an aggregate sales price of approximately $10.1 million, or approximately $483 per acre. Additionally, the Trust recognized land sales revenue of $1.4 million for the three months ended September 30, 2020 related to land exchanges where the Trust had no cost basis in the land conveyed. For the three months ended September 30, 2019, we sold approximately 77 acres of land for an aggregate sales price of approximately $4.6 million, or approximately $59,960 per acre.

Net income. Net income for the Land and Resource Management segment was $34.4 million for the three months ended September 30, 2020 compared to $43.9 million for the three months ended September 30, 2019. Expenses, including income tax expense, for the Land and Resource Management segment were $15.5 million and $21.2 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in expenses was principally related to decreases in legal and professional fees. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues decreased 26.8% to $24.5 million for the three months ended September 30, 2020 as compared with $33.5 million for the comparable period of 2019. The decrease in Water Services and Operations segment revenues is due to a decrease in water sales and royalty revenue, partially offset by an increase in easements and other surface-related income, which are discussed below.

Water sales and royalties. Water sales and royalty revenue was $12.1 million for the three months ended September 30, 2020, a decrease of $9.5 million or 43.9%, compared with the three months ended September 30, 2019 when water sales and royalty revenue was $21.7 million. This decrease was principally due to a 27.6% decrease in the number of barrels of sourced and treated water sold and a $0.8 million decrease in water royalties for the three months ended September 30, 2020 compared to the same period in 2019.

Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the three months ended September 30, 2020, the combined income from these revenue streams was $12.3 million, an increase of 4.6%, as compared to $11.8 million for the three months ended September 30, 2019. The increase in easements and other surface-related income was principally related to an increase in produced water royalties for the three months ended September 30, 2020 compared to the same period of 2019.

Net income. Net income for the Water Services and Operations segment was $11.9 million for the three months ended September 30, 2020 compared to $16.1 million for the three months ended September 30, 2019. As discussed above, revenues for the Water Services and Operations segment decreased 26.8% for the three months ended September 30, 2020 compared to the same period of 2019. Expenses, including income tax expense, for the Water Services and Operations segment were $12.6 million for the three months ended September 30, 2020 as compared to $17.4 million for the three months ended September 30, 2019. The decrease in expenses during 2020 is principally related to decreased water service-related expenses, primarily fuel, equipment rental and repairs and maintenance. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $7.7 million for the three months ended September 30, 2020 compared to $8.5 million for the comparable period of 2019. The decrease in salaries and related employee expenses during 2020 as compared to the same period of 2019 is principally due to decreased usage of contract labor.

Water service-related expenses. Water service-related expenses were $2.3 million for the three months ended September 30, 2020 compared to $5.1 million for the comparable period of 2019. The decrease in expenses during 2020 is principally related to decreased fuel, equipment rental and repairs and maintenance related to the 27.6% decrease in the number of barrels of sourced and treated water sold as previously discussed and cost saving measures implemented during 2020.

General and administrative expenses. General and administrative expenses decreased $1.0 million to $1.9 million for the three months ended September 30, 2020 from $2.9 million for the same period of 2019. The decrease in general and administrative expenses is primarily related to a decrease associated with independent contractor service providers and travel expenses during the three months ended September 30, 2020 compared to the same period of 2019.

Legal and professional expenses. Legal and professional fees were $2.0 million for the three months ended September 30, 2020 compared to $5.6 million for the comparable period of 2019. Legal and professional fees for the three months ended September 30, 2020 principally related to our anticipated corporate reorganization. See further information regarding the anticipated corporate reorganization in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Corporate Reorganization”. Legal and professional fees for the three months ended September 30, 2019 principally related to the proxy contest to elect a new Trustee, the entry into and payments made under the settlement agreement dated July 30, 2019 and the conversion exploration committee.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $3.8 million for the three months ended September 30, 2020 compared to $2.6 million for the three months ended September 30, 2019. The increase in depreciation, depletion and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2020 and 2019.

Other income, net. Other income, net was $1.3 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively. Other income, net for the three months ended September 30, 2020, includes a $1.2 million accrued insurance reimbursement related to legal fees incurred in 2019 associated with the proxy contest.

For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Revenues. Revenues decreased $148.9 million, or 39.5%, to $228.3 million for the nine months ended September 30, 2020 compared to $377.2 million for the nine months ended September 30, 2019. Net income decreased $118.3 million, or 47.4%, to $131.3 million for the nine months ended September 30, 2020 compared to $249.6 million for the nine months ended September 30, 2019. Revenues and net income for the nine months ended September 30, 2019 included a $100 million land sale. Excluding the impact of the 2019 land sale, revenues and net income (net of income tax) for the nine months ended September 30, 2019 were $277.2 million and $170.6 million, respectively.

The following is an analysis of our operating results for the comparable periods by reportable segment (in thousands):

	Nine Months Ended September 30,
	2020		2019
Revenues:
Land and resource management:
Oil and gas royalties	$94,631	41%	$111,113	29%
Easements and other surface-related income	31,385	14%	59,761	16%
Land sales and other operating revenue	16,124	7%	113,349	30%
	142,140	62%	284,223	75%
Water services and operations:
Water sales and royalties	47,525	21%	65,067	17%
Easements and other surface-related income	38,585	17%	27,874	8%
	86,110	38%	92,941	25%
Total consolidated revenues	$228,250	100%	$377,164	100%

Net income:
Land and resource management	$92,197	70%	$204,222	82%
Water services and operations	39,061	30%	45,384	18%
Total consolidated net income	$131,258	100%	$249,606	100%

Land and Resource Management

Land and Resource Management segment revenues decreased $142.1 million, or 50.0%, to $142.1 million for the nine months ended September 30, 2020 as compared with $284.2 million for the comparable period of 2019. Segment revenues for the nine months ended September 30, 2019 include a $100 million land sale. Excluding the $100 million land sale, segment revenues for the nine months ended September 30, 2019 were $184.2 million. The decrease in Land and Resource Management segment revenues is due to decreases in oil and gas royalty revenue, easements and other surface-related income and land sales and other operating revenue, which are discussed below.

Oil and gas royalties. Oil and gas royalty revenue was $94.6 million for the nine months ended September 30, 2020 compared to $111.1 million for the nine months ended September 30, 2019. Oil royalty revenue was $76.8 million for the nine months ended September 30, 2020, a decrease of 17.1% compared to the nine months ended September 30, 2019 when oil royalty revenue was $92.6 million. This decrease in oil royalty revenue is principally due to a 23.8% decrease in the average price per royalty barrel of crude oil received, partially offset by a 9.3% increase in crude oil production subject to the Trust’s royalty interests during the nine months ended September 30, 2020 compared to the same period in 2019. Gas royalty revenue was $17.8 million for the nine months ended September 30, 2020, a decrease of 3.6% compared to the nine months ended September 30, 2019 when gas royalty revenue was $18.5 million. The decrease in gas royalty revenue was principally due to a 9.0% decrease in the average price received for gas production, partially offset by a 16.4% increase in gas production subject to the Trust’s royalty interests during the nine months ended September 30, 2020 compared to the same period of 2019.

Easements and other surface-related income. Easements and other surface-related income was $31.4 million for the nine months ended September 30, 2020, a decrease of 47.5% compared to $59.8 million for the nine months ended September 30, 2019. Easements and other surface-related income includes pipeline, power line and utility easements, commercial leases, material sales, and seismic and temporary permits. The decrease in easements and other surface-related income is principally related to a 61.0% decrease in pipeline easement income to $15.3 million for the nine months ended September 30, 2020 from $39.2 million for the nine months ended September 30, 2019. The amount of income derived from pipeline easements is a function of the term of the easement, the size of the easement and the number of easements entered into for any given period. The demand for pipeline easements is determined by capital decisions made by companies that operate in the areas where we own land. As such, easements and other surface-related income is unpredictable and may vary significantly from period to period.

Land sales and other operating revenue. Land sales and other operating revenue includes revenue generated from land sales and grazing leases. Land sales were $15.9 million and $113.0 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, we sold approximately 21,347 acres of land for an aggregate sales price of approximately $14.5 million, or approximately $676 per acre. Additionally, the Trust recognized land sales revenue of $1.4 million for the nine months ended September 30, 2020 related to land exchanges where the Trust had no cost basis in the land conveyed. For the nine months ended September 30, 2019, we sold approximately 21,986 acres of land for an aggregate sales price of approximately $113.0 million, or approximately $5,141 per acre.

Net income. Net income for the Land and Resource Management segment was $92.2 million for the nine months ended September 30, 2020 compared to $204.2 million for the nine months ended September 30, 2019. As discussed above, 2019 revenues for the Land and Resource Management segment included a $100 million land sale. Excluding the impact of the 2019 land sale (net of income tax), net income for the first nine months ended September 30, 2019 was $125.2 million. Expenses, including income tax expense, for the Land and Resource Management segment were $49.9 million and $80.0 million, respectively. The decrease in expenses during 2020 is principally related to the approximately $21.0 million in income tax expense associated with the $100 million land sale that occurred during the nine months ended September 30, 2019 and no comparable sale of assets having occurred during the same period of 2020. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Water Services and Operations

Water Services and Operations segment revenues decreased 7.3% to $86.1 million for the nine months ended September 30, 2020 as compared with $92.9 million for the comparable period of 2019. The decrease in Water Services and Operations segment revenues is due to a decrease in water sales and royalty revenue, partially offset by an increase in easements and other surface-related income, which are discussed below.

Water sales and royalties. Water sales and royalty revenue was $47.5 million for the nine months ended September 30, 2020, a decrease of $17.5 million or 27.0%, compared with the nine months ended September 30, 2019 when water sales and royalty revenue was $65.1 million. This decrease was principally due to a 10.5% decrease in the number of barrels of sourced and treated water sold and a $5.8 million decrease in water royalties for the nine months ended September 30, 2020 compared to the same period in 2019.

Easements and other surface-related income. Easements and other surface-related income for the Water Services and Operations segment includes pipeline easement royalties, commercial lease royalties and income from temporary permits. For the nine months ended September 30, 2020, the combined income from these revenue streams was $38.6 million, an increase of 38.4%, as compared to $27.9 million for the nine months ended September 30, 2019. The increase in easements and other surface-related income was principally related to an increase in produced water royalties for the nine months ended September 30, 2020 compared to the same period of 2019.

Net income. Net income for the Water Services and Operations segment was $39.1 million for the nine months ended September 30, 2020 compared to $45.4 million for the nine months ended September 30, 2019. As discussed above, revenues for the Water Services and Operations segment decreased 7.3% for the nine months ended September 30, 2020 compared to the same period of 2019. Expenses, including income tax expense, for the Water Services and Operations segment were $47.0 million for the nine months ended September 30, 2020 as compared to $47.5 million for the nine months ended September 30, 2019. Expenses are discussed further below under “Other Financial Data — Consolidated.”

Other Financial Data — Consolidated

Salaries and related employee expenses. Salaries and related employee expenses were $27.2 million for the nine months ended September 30, 2020 compared to $22.7 million for the comparable period of 2019. The increase in salaries and related employee expenses is principally related to the increase in the number of employees from 89 employees as of September 30, 2019 to 102 as of September 30, 2020.

Water service-related expenses. Water service-related expenses were $11.2 million for the nine months ended September 30, 2020 compared to $15.4 million for the comparable period of 2019. This decrease in expenses was principally the result of a decrease in fuel and equipment rental to source and transfer water as previously discussed and cost saving measures implemented during 2020.

Legal and professional expenses. Legal and professional fees were $7.0 million for the nine months ended September 30, 2020 compared to $15.2 million for the comparable period of 2019. Legal and professional fees for the nine months ended September 30, 2020 principally related to our anticipated corporate reorganization. See further information regarding the anticipated corporate reorganization in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Corporate Reorganization”. Legal and professional fees for the nine months ended September 30, 2019 principally related to the proxy contest to elect a new Trustee, the entry into and payments made under the settlement agreement dated July 30, 2019 and the conversion exploration committee.

Land sales expenses. Land sales expenses were $2.8 million for the nine months ended September 30, 2020 compared to $0.2 million for the comparable period of 2019. Land sales expenses represent expenses related to land sales and include cost basis and closing costs associated with land sales. Land sales expenses for the nine months ended September 30, 2020 include $2.7 million of cost basis.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $10.8 million for the nine months ended September 30, 2020 compared to $5.3 million for the nine months ended September 30, 2019. The increase in depreciation, depletion and amortization is principally related to the Trust’s investment in water service-related assets placed in service in 2020 and 2019 and to a lesser extent, additional depreciation expense related to the change in estimated useful lives of certain water service-related assets during the third quarter of 2019.

Other income, net. Other income, net was $2.3 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. Other income, net for the nine months ended September 30, 2020, includes a $1.2 million accrued insurance reimbursement related to legal fees incurred in 2019 associated with the proxy contest.

Cash Flow Analysis

For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Cash flows provided by operating activities for the nine months ended September 30, 2020 and 2019 were $161.4 million and $284.2 million, respectively. Cash flows provided by operating activities for the nine months ended September 30, 2019 included proceeds from a $100 million land sale consummated in January 2019. The decrease in cash flows provided by operating activities was primarily related to decreased proceeds from land sales, oil and gas royalties, easements and other surface-related payments received and water sales and royalties collected during the nine months ended September 30, 2020.

Cash flows used in investing activities were $25.2 million compared to $106.9 million for the nine months ended September 30, 2020 and 2019, respectively. Acquisitions of land and purchases of fixed assets decreased a combined $93.7 million for the nine months ended September 30, 2020 compared to the same period of 2019. This decrease was partially offset by the $11.9 million increase in the acquisition of royalty interests compared to the same periods.

Cash flows used in financing activities were $124.1 million compared to $50.9 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the Trust paid total dividends of $124.1 million consisting of a regular cash dividend of $10.00 per Sub-share Certificate (“Sub-share”) and a special dividend of $6.00 per Sub-share to each sub-shareholder of record at the close of business on March 9, 2020. During the nine months ended September 30, 2019, the Trust paid total dividends of $46.5 million consisting of a regular cash dividend of $1.75 per Sub-share and a special dividend of $4.25 per Sub-share to each sub-shareholder of record at the close of business on March 8, 2019.

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

As of September 30, 2020, we had cash and cash equivalents of $315.8 million that we expect to utilize, along with cash flow from operations, to provide capital to support the operation of our business, particularly TPWR, to potentially repurchase additional Sub-shares subject to market conditions, and for general corporate purposes. We currently believe that cash from operations, together with our cash and cash equivalents balances, will be enough to meet ongoing capital expenditures, working capital requirements and other cash needs for the foreseeable future.

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

Although our Trustees approved a plan for reorganizing the Trust from its current structure to a corporation formed under the laws of the State of Delaware, there can be no assurance that we will be able to complete the corporate reorganization when expected or at all. The Trust continues to make progress toward effecting its planned corporate reorganization into a Delaware corporation and currently anticipates to be in a position to move forward with the reorganization by the end of the fourth quarter of 2020. Unforeseen impacts of COVID-19 or other developments could extend this timeframe despite the Trust’s efforts. Additionally, we may not be able to achieve the full strategic and financial benefits expected to result from the corporate reorganization, or such benefits may be delayed or not occur at all.

We may not achieve the anticipated benefits for a variety of reasons, including, among others: (a) the corporate reorganization will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; (b) certain other benefits of the current trust structure could be lost as the result of a corporate reorganization; and (c) following the corporate reorganization, the reorganized corporation’s stock price may be susceptible to market fluctuations and other events. If some or all of the benefits expected to result from the corporate reorganization are not achieved, or if such benefits are delayed or investors do not value changes to corporate governance and business resulting from the corporate reorganization, the business, financial condition and results of operations of the reorganized corporation could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Trust did not repurchase any Sub-shares during the three months ended September 30, 2020.

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
101*
The following information from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Total Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL.

*    Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS PACIFIC LAND TRUST
(Registrant)

Date:	November 5, 2020	By:	/s/ Tyler Glover
Tyler Glover, General Agent and
Chief Executive Officer

Date:	November 5, 2020	By:	/s/ Robert J. Packer
Robert J. Packer, General Agent and
Chief Financial Officer